Form 10-Q
period 2004-06-30
BioMed Realty Trust Inc
filed 2004-09-21
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 1-32261

BIOMED REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1142292 (I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 195, San Diego, California (Address of principal executive offices)	92128 (Zip Code)

(858) 485-9840
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 31, 2004, was 31,383,333.

BIOMED REALTY TRUST, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Page
PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
BioMed Realty Trust, Inc.
Balance Sheet as of June 30, 2004 and April 30, 2004 (Unaudited)	2
Notes to Balance Sheet (Unaudited)	3
Inhale 201 Industrial Road, L.P.
Balance Sheets as of June 30, 2004 and December 31, 2003 (Unaudited)	5
Statements of Income for the three and six months ended June 30, 2004 and 2003 (Unaudited)	6
Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	7
Notes to Financial Statements (Unaudited)	8
Bernardo Properties
Combined Balance Sheets as of June 30, 2004 and December 31, 2003 (Unaudited)	12
Combined Statements of Income for the three and six months ended June 30, 2004 and 2003 (Unaudited)	13
Combined Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	14
Notes to Combined Financial Statements (Unaudited)	15
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	26
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	27
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 Defaults upon Senior Securities	27
Item 4 Submission of Matters to a Vote of Security Holders	27
Item 5 Other Information	27
Item 6 Exhibits	28
SIGNATURES	30
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BIOMED REALTY TRUST, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2004	April 30, 2004
Assets
Cash	$1,000	$1,000
Pre-paid offering and acquisition costs	1,925,000	—
Deposits towards acquisitions	2,150,000	—

Total assets	$4,076,000	$1,000

Liabilities and Stockholder’s Equity
Payable to related party	$3,184,000	$—
Accrued offering costs	891,000	—

Total liabilities	4,075,000	—
Stockholder’s equity:
Common stock, par value $0.01 per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in capital	990	990

Total stockholder’s equity	1,000	1,000

Total liabilities and stockholder’s equity	$4,076,000	$1,000

See accompanying notes to balance sheets.

BIOMED REALTY TRUST, INC.

NOTES TO BALANCE SHEETS

June 30, 2004 and April 30, 2004
(Unaudited)

1. Organization, Description of Business and Summary of Accounting Policies

     BioMed Realty Trust, Inc. (the Company) was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company completed an initial public offering of 27,000,000 shares of its common stock, par value $.01 per share. The offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses, were approximately $428.2 million. In addition, simultaneously with the initial public offering, the Company obtained a $100.0 million revolving unsecured credit facility, which will be used to finance acquisitions and for other corporate purposes. The Company intends to qualify and be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code, as amended (the Code), commencing with its taxable year ending December 31, 2004.

     The Company is the majority owner and sole general partner of BioMed Realty, L.P. (the Operating Partnership), which also was formed on April 30, 2004. The Company contributed the net proceeds from the initial public offering to the Operating Partnership, through which the Company will carry on its primary operations.

     From the completion of its initial public offering on August 11, 2004 through September 17, 2004, the Company, through the Operating Partnership, completed the acquisition of eleven of the 13 properties previously described in the Company’s initial public offering prospectus. The Company acquired the Industrial Road, Bernardo Center Drive, Balboa Avenue and Eisenhower Road properties from affiliates for an aggregate of approximately 2.3 million limited partnership units in the Operating Partnership, aggregate cash consideration of approximately $76.0 million using net proceeds of the Company’s initial public offering and the assumption of $2.3 million of debt. In addition, the Company acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. The Company acquired these properties for aggregate cash consideration of approximately $322.9 million using net proceeds of the Company’s initial public offering and the assumption of $29.0 million of debt. Together, the eleven properties represent a total of 2.2 million rentable square feet. The acquisitions of the general partnership interest in McKellar Court, the Science Center Drive property and one building on the Bridgeview property have not yet been completed. The Company expects to complete the acquisitions of the general partnership interest in McKellar Court and the Science Center drive property within the next 30 days. The seller of the Bridgeview property exercised its right to extend the closing date on a portion of the property, consisting of one building representing $16.1 million (or approximately 50% of the purchase price), to May 2005 to facilitate a like-kind exchange under Section 1031 of the Code.

     We have prepared the accompanying interim financial statement in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. In our opinion, the interim financial statement presented herein reflects all adjustments, consisting solely of normal and recurring adjustments, which are necessary to fairly present the interim financial statement. This financial statement should be read in conjunction with the financial statements included in our registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on August 5, 2004.

     The financial statement includes the accounts of the Company. Through June 30, 2004, there have been no intercompany balances or transactions.

2. Income Taxes

     The Company believes that it is organized and will operate in a manner that will allow it to be taxed as a REIT in accordance with Sections 856 through 860 of the Code.

     As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company level. REIT’s are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

3. Tax Indemnification Agreements and Minimum Debt Requirements

     As a result of the contribution of properties to the Operating Partnership, the Company has indemnified the contributors of the properties against adverse tax consequences if it directly or indirectly sells, exchanges or otherwise disposes of the properties in a taxable transaction before the tenth anniversary of the completion of the Company’s initial public offering. The Company also has agreed to use its reasonable best efforts to maintain at least $8.0 million of debt for a period of ten years following the date of the Company’s initial public offering to enable certain contributors to guarantee the debt in order to defer potential taxable gain they may incur if the Operating Partnership repays the existing debt.

4. Prepaid offering costs and payable to related party

     In connection with the initial public offering discussed in Note 1, the Company had unsecured borrowings, through June 30, 2004, of approximately $3.2 million from Bernardo Property Advisors, Inc. (BPA) (an affiliate of the Company) to fund offering and acquisition costs incurred prior to the offering, including legal, accounting and other related costs of approximately $1.0 million and deposits required on asset acquisitions of approximately $2.2 million. In August 2004, following the completion of the offering, the Company repaid the advance to BPA including the interest charged to BPA (Prime Rate — 4.25% at June 30, 2004).

INHALE 201 INDUSTRIAL ROAD, L.P.

BALANCE SHEETS

(Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003
Assets
Rental properties, net	$46,559	$47,025
Cash	57	157
Due from affiliate	—	16
Accrued rent	2,708	2,427
Other receivable	100	100
Other assets	367	331

Total assets	$49,791	$50,056

Liabilities and Partners’ Capital
Secured note payable	$33,762	$34,208
Related party loan	3,000	3,000
Due to tenant	26	26
Accounts payable and accrued liabilities	299	363

Total liabilities	37,087	37,597
Partners’ capital:
General partners	1	—
Limited partners	12,703	12,459

Total liabilities and partners’ capital	$49,791	$50,056

See accompanying notes to financial statements.

INHALE 201 INDUSTRIAL ROAD, L.P.

STATEMENTS OF INCOME

(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental	$1,575	$1,575	$3,137	$3,137
Tenant recoveries	141	178	284	357
Management fees	8	7	15	14

	1,724	1,760	3,436	3,508

Expenses:
Rental operations	154	247	304	435
Depreciation and amortization	236	237	478	475
General and administrative	—	2	3	5

	390	486	785	915

Income from operations	1,334	1,274	2,651	2,593
Interest income	—	—	1	—
Interest expense	(703)	(718)	(1,389)	(1,443)

Net income	$631	$556	$1,263	$1,150

Basic and diluted pro forma historical net income per unit	$0.12		$0.24

Units used in computing basic and diluted pro forma historical net income per unit	5,212,251		5,212,251

See accompanying notes to financial statements.

INHALE 201 INDUSTRIAL ROAD, L.P.

STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months
	Ended June 30,
	2004	2003
Operating activities:
Net income	$1,263	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478	475
Amortization of loan costs	42	42
Changes in operating assets and liabilities:
Due from affiliate	16	(8)
Accrued rent	(281)	(337)
Other assets	(90)	(11)
Due to tenant	—	(26)
Accounts payable and accrued liabilities	(64)	(349)

Net cash provided by operating activities	1,364	936

Investing activities
Construction costs of rental property	—	(87)

Net cash used in investing activities	—	(87)

Financing activities:
Borrowings on secured notes payable	—	122
Principal reductions on secured notes payable	(446)	(257)
Distributions to partners	(1,018)	(1,051)

Net cash used in financing activities	(1,464)	(1,186)

Net decrease in cash	(100)	(337)
Cash at beginning of period	157	512

Cash at end of period	$57	$175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,381	$1,039
Income taxes paid	$1	$1

See accompanying notes to financial statements.

INHALE 201 INDUSTRIAL ROAD, L.P.

NOTES TO FINANCIAL STATEMENTS

As of June 30, 2004 and December 31, 2003 and for the Three and
Six Month Periods Ended June 30, 2004 and June 30, 2003
(Unaudited)

(Tabular dollar amounts in thousands)

1. Background

     Inhale 201 Industrial Road, L.P., a California limited partnership (201 Industrial), was formed in October 2000 for the purpose of acquiring, developing, operating and managing a 171,965 square foot building in San Carlos, California. The building contains a combination of office and laboratory space. We refer to this property primarily as a “life science facility.” The property is 73% leased to one tenant with an original lease term of 16 years. The agreement of limited partnership provides that 201 Industrial will continue until December 31, 2050 unless sooner dissolved as provided by the agreement.

     On August 11, 2004, BioMed Realty Trust, Inc. (the Company) completed an initial public offering of 27,000,000 shares of its common stock, par value $.01 per share. The offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses, were approximately $428.2 million.

     The Company is the majority owner and sole general partner of BioMed Realty, L.P. (the Operating Partnership), which also was formed on April 30, 2004. The Company contributed the net proceeds from the initial public offering to the Operating Partnership, through which the Company will carry on its primary operations.

     On August 13, 2004, the Company, through the Operating Partnership, acquired 201 Industrial from affiliates for aggregate cash consideration of approximately $56.5 million using net proceeds of the Company’s initial public offering and an aggregate of approximately 1.5 million limited partnership units in the Operating Partnership. The cash consideration included $36.8 million related to the repayment of debt and $19.5 million paid to Nektar Therapeutics, the tenant, for its 49% limited partnership interest in 201 Industrial. The Company also amended and restated its lease with Nektar Therapeutics, so that a portion of the lease consisting of 45,574 rentable square feet will expire three years after the closing of the initial public offering, and the remaining portion of the lease consisting of 126,391 rentable square feet will expire in October 2016, subject to the tenant’s option to renew the lease for two additional ten-year periods.

     We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on August 5, 2004.

2. Basis of Presentation and Summary of Significant Accounting Policies

Net Income per Unit

     The partnership agreement does not state the limited partnership interests on a unit basis, therefore income per limited partnership unit cannot be computed.

Pro Forma Historical Net Income per Unit

     The pro forma units used to compute basic and diluted net income per unit represent the number of units issued and assumed to be issued by 201 Industrial. Pro forma units include 1,461,451 units issued to certain executive officers and directors of the Company in exchange for their interests in the partnership, 1,300,000 units assumed to be issued at the $15.00 per unit offering price to fund the $19.5 million used to acquire the interest of the limited partner who did not receive units, and 2,450,800 units assumed to be issued at the $15.00 per unit offering price to fund the $36.8 million used to repay debt related to 201 Industrial.

Rental Property and Impairment of Long Lived Assets

     Rental properties are recorded at cost. Costs associated with acquiring and renovating properties are capitalized as incurred. At such times that events or circumstances indicate that the carrying amount of a property may be impaired, management makes an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the net carrying amount exceeds the aggregate future cash flows, 201 Industrial would recognize an impairment loss to the extent the net carrying amount exceeds the fair value of the property. Based upon such periodic assessments, no impairment has been determined and no rental property carrying amounts have been adjusted.

     Major replacements and betterments are capitalized and depreciated over their estimated useful lives. The cost of maintenance and repairs is expensed as incurred.

     Depreciation is provided using the straight-line method using an estimated life of 40 years for buildings and improvements.

Construction Loan Fees and Costs

     Construction loan fees and extension costs are amortized over the terms of the related loan on a straight-line basis. Loan fees and costs, net of related amortization, totaled $71,000 and $29,000 as of June 30, 2004 and December 31, 2003, respectively, and are included in other assets in the accompanying balance sheets.

Rental Revenue and Tenant Recoveries

     Rental revenue is recognized on a straight-line basis over the lease term. We include amounts currently recognized as revenue, and expected to be received in later years, in accrued rent in the accompanying balance sheets.

     The lease agreement also contains provisions that require the tenant to reimburse 201 Industrial for real estate taxes, insurance and common area maintenance costs. Such amounts are included in both revenues and operating expenses as 201 Industrial is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements.

Leasing Commissions

     Leasing commissions are amortized on a straight-line basis over the term of the lease. Leasing commissions, net of related accumulated amortization, totaled $275,000 and $287,000 as of June 30, 2004 and December 31, 2003, respectively, and are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

     The carrying amount of cash, due from affiliates, accrued rent, other receivables, related party loans, and accounts payable and accrued liabilities approximate fair value due to the short term nature of these instruments. The fair value of secured note payable approximated its carrying amount as of June 30, 2004 and December 31, 2003 and was estimated using discounted cash flow analyses based on borrowing rates we believe we could obtain with similar terms and maturities.

Income Taxes

     201 Industrial has elected to be taxed as a partnership. As a partnership, 201 Industrial’s income or loss flows through to the partners who are responsible for including the taxable results of operations on their income tax returns. 201 Industrial is responsible for a minimum state tax payment of $800 annually, which is included in general and administrative expenses in the accompanying statements of income.

Partners’ Capital

     The accompanying financial statements of 201 Industrial include the total of partners’ capital for the limited partnership. The partners’ capital balance is increased for capital contributions made by the partners and any net income of 201 Industrial and is reduced for distributions made to the partners and any net losses of 201 Industrial. The partnership operating agreement contains provisions for the allocation of profits, losses and proceeds from capital transactions. Such amounts are generally allocated in accordance with the partners’ respective percentage interests.

Operating Segment

     201 Industrial operates in one industry segment — real estate ownership, management and development.

Concentration of Credit Risk

     We maintain our cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits. We believe that the risk is not significant.

     We are dependent on rental income from one tenant. The inability of the tenant to make its lease payments could adversely affect our operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

     The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the respective interim periods. All such adjustments are of a normal, recurring nature.

3. Rental Property

     Rental property consists of the following:

	June 30,	December 31
	2004	2003
Land	$12,000	$12,000
Building and improvements	37,588	37,588

	49,588	49,588
Less accumulated depreciation	(3,029)	(2,563)

	$46,559	$47,025

     As of June 30, 2003, our rental property is encumbered by deeds of trust and assignments of rents and leases associated with the property (see note 4). The net book value of the encumbered property as of June 30, 2004 and December 31, 2003 is $46.6 million and $47.0 million, respectively.

     We lease space to the tenant under a triple-net lease which expires October 2016. The lease requires the tenant to pay their portion of all operating costs, property taxes and insurance.

4. Secured Note Payable

     Secured note payable is as follows:

	June 30,	December 31
	2004	2003
Note payable (construction loan in the committed amount of $47.5 million) to a financial institution, secured by a first trust deed on a rental property, bearing interest at the six-month LIBOR rate plus 3.5%, with a minimum rate of 7% and a maximum rate of 6% above LIBOR plus 3.5% (an effective rate of 7% at June 30, 2004), due May 2005	$33,762	$34,208

Future principal payments due on secured note payable, as of December 31, 2003, are as follows:
2004		$—
2005		33,762

		$33,762

5. Related Party Loan

     Related party loan is as follows:

	June 30,	December 31
	2004	2003
Loan payable to limited partner tenant, unsecured, with interest only at 10.5%, due March 2005	$3,000	$3,000

     Interest paid to the related party totaled $79,000 for each of the three months ended June 30, 2004 and 2003, and $158,000 for each of the six months ended June 30, 2004 and 2003.

6. Related Party Transactions

Management Fees

     201 Industrial pays management fees to Bernardo Property Advisors, Inc. (BPA) and to the general partner, SciMed Prop III, Inc. (SciMed). Both BPA and SciMed have owners in common with 201 Industrial. Management fees paid to BPA totaled $8,000 and $7,000 for the three months ended June 30, 2004 and 2003, respectively, and $15,000 and $14,000 for the six months ended June 30, 2004 and 2003, respectively. Management fees paid to SciMed totaled $3,000 for each of the three months ended June 30, 2004 and 2003, and $7,000 for each of the six months ended June 30, 2004 and 2003.

Due from Affiliate

     201 Industrial has amounts due from tenant (limited partner) related to expenses which were paid for by 201 Industrial. These amounts totaled $0 and $16,000 at June 30, 2004 and December 31, 2003, respectively.

Due to Tenant

     201 Industrial had amounts due to its limited partner primarily related to accrued interest on the related party loan. As of June 30, 2004 and December 31, 2003, due to tenant amounted to $26,000.

Rental Revenue and Tenant Recoveries from Related Party

     Our tenant is a limited partner in 201 Industrial. As such, all rental revenue and tenant recoveries are received from a related party.

7. Commitments and Contingencies

Litigation

     To management’s knowledge, no litigation is pending against 201 Industrial.

Tenant Improvements

     201 Industrial has a commitment to pay for a portion of the tenant improvements under its existing lease. The total amount of 201 Industrial’s commitment is approximately $4.6 million. These funds are available under the existing construction loan and are to be drawn upon once the tenant designs and builds out the related space.

BERNARDO PROPERTIES

COMBINED BALANCE SHEETS

(Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003
Assets
Rental properties, net	$45,677	$46,236
Cash	677	416
Tenant receivables (including $2 and $7 from related parties at 2004 and 2003, respectively)	48	51
Due from affiliates	3,193	8
Accrued rent (including $798 and $745 from related parties at 2004 and 2003, respectively)	2,277	2,263
Other receivables	111	239
Intangible assets, net	266	314
Other assets	919	851

Total assets	$53,168	$50,378

Liabilities and Owners’ Equity
Secured notes payable	$41,478	$41,979
Line of credit	3,451	—
Related party loans	200	100
Unsecured term loan	175	175
Due to tenants	278	203
Accounts payable and accrued liabilities	305	420
Assumed lease obligations, net	840	878

Total liabilities	46,727	43,755
Minority interests	5,675	5,848
Owners’ equity	766	775

Total liabilities and owners’ equity	$53,168	$50,378

See accompanying notes to combined financial statements.

BERNARDO PROPERTIES

COMBINED STATEMENTS OF INCOME

(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental (including $436 from related parties for the three months ended June 30, 2004 and 2003 and $872 for the six months ended June 30, 2004 and 2003)	$1,486	$1,484	$2,968	$2,966
Tenant recoveries (including $3 from related parties for the three months ended June 30, 2004 and 2003 and $5 for the six months ended June 30, 2004 and 2003)	160	154	312	310
Management fees	32	34	64	70

	1,678	1,672	3,344	3,346

Expenses:
Rental operations	160	153	300	296
Depreciation and amortization	284	294	568	587
General and administrative	51	49	109	107

	495	496	977	990

Income from operations	1,183	1,176	2,367	2,356
Interest income	5	10	10	18
Interest expense (including $3 to related parties for the three months ended June 30, 2004 and 2003 and $6 for the six months ended June 30, 2004 and 2003)	(826)	(855)	(1,678)	(1,713)

Income before minority interests	362	331	699	661
Minority interests	(157)	(150)	(315)	(301)

Net income	$205	$181	$384	$360

See accompanying notes to combined financial statements.

BERNARDO PROPERTIES

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months
	Ended June 30,
	2004	2003
Operating activities:
Net income	$384	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568	587
Amortization of loan costs	30	30
Amortization of acquired leases to rental revenue	10	10
Minority interests	315	301
Changes in operating assets and liabilities:
Tenant receivables	3	—
Due from affiliates	(1)	—
Accrued rent	(14)	(110)
Other receivables	128	119
Other assets	(107)	73
Due to tenants	75	(162)
Accounts payable and accrued liabilities	(115)	(59)

Net cash provided by operating activities	1,276	1,149

Financing activities:
Borrowings on secured notes payable	—	6
Advance to affiliate for offering costs	(3,184)	—
Principal reductions on secured notes payable	(501)	(451)
Principal draws (paydowns) on line of credit	3,451	144
Borrowings from related parties	100	—
Distributions to minority interests	(488)	(345)
Distributions to owners	(393)	(415)

Net cash used in financing activities	(1,015)	(1,061)

Net increase in cash	261	88
Cash at beginning of period	416	248

Cash at end of period	$677	$336

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,707	$1,699
Income taxes paid	$4	$12

See accompanying notes to combined financial statements.

BERNARDO PROPERTIES

NOTES TO COMBINED FINANCIAL STATEMENTS
As of June 30, 2004 and December 31, 2003 and for the Three and
Six Month Periods Ended June 30, 2004 and June 30, 2003
(Unaudited)

(Tabular dollar amounts in thousands)

1. Organization, Description of Business and Summary of Significant Accounting Policies

     Bernardo Properties is not a legal entity but rather a combination of Bernardo Property Advisors, Inc. (BPA) and three real estate limited partnerships and a limited liability company (together, the Real Estate Entities) and their operations as described below. Bernardo Properties is engaged in the business of acquiring, owning, leasing, managing and selectively developing laboratory and office space for lease to life science tenants, including biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. During all periods presented in the accompanying combined financial statements, Bernardo Properties consisted of BPA as the management company and the Real Estate Entities that owned the properties to be contributed to the Operating Partnership (discussed below). Bernardo Properties had responsibility for the day-to-day operations of such entities. The ultimate owners of Bernardo Properties were Mr. Alan Gold, Mr. Gary Kreitzer and certain others (including Mr. John Wilson) who had general partner and minority ownership interests.

     On August 11, 2004, BioMed Realty Trust, Inc. (the Company) completed an initial public offering of 27,000,000 shares of its common stock, par value $.01 per share. The offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and estimated offering expenses, were approximately $428.2 million.

     The Company is the majority owner and sole general partner of BioMed Realty, L.P. (the Operating Partnership). The Company contributed the net proceeds from the initial public offering to the Operating Partnership, through which the Company will carry on its primary operations.

     From the completion of its initial public offering on August 11, 2004 through September 17, 2004, the Company, through the Operating Partnership, completed the acquisition of eleven of the 13 properties previously described in the Company’s initial public offering prospectus. The acquisitions of the general partnership interest in McKellar Court, the Science Center Drive property and one building on the Bridgeview property have not yet been completed. The properties acquired include two of the properties owned by the Real Estate Entities:

•	Bernardo Center Drive, owned by 17190 Bernardo Center Drive, L.P., was acquired for aggregate cash consideration of approximately $14.3 million using net proceeds of the Company’s initial public offering and an aggregate of approximately 336,000 limited partnership units in the Operating Partnership.

•	Balboa Avenue, owned by 8808 Balboa Avenue, LLC, was acquired for aggregate cash consideration of approximately $5.0 million using net proceeds of the Company’s initial public offering and an aggregate of approximately 443,000 limited partnership units in the Operating Partnership.

     The Company expects to acquire the following interests in the two remaining properties owned by the Real Estate Entities within the next 30 days:

•	The general partnership interest in 10165 McKellar Court, L.P., which owns the McKellar Court property, will be acquired for an aggregate of approximately 167,000 limited partnership units in the Operating Partnership and the assumption of approximately $10.9 million of debt. The acquisition of the general partnership interest will entitle the Company to 75.0% of the gains upon a sale of the property and 21.0% of the operating cash flows.

•	Science Center Drive, owned by 10255 Science Center Drive, L.P., will be acquired for aggregate cash consideration of approximately $1.0 million using net proceeds of the Company’s initial public offering, an aggregate of approximately 375,000 limited partnership units in the Operating Partnership and the assumption of approximately $11.7 million of debt.

     We have prepared the accompanying interim financial statements in accordance with accounting principles generally accepted in the United States and in conformity with the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the financial statements included in our registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on August 5, 2004.

     As of June 30, 2004 and December 31, 2003, the Real Estate Entities owned the following rental properties:

			Number	Number
			of	of	Rentable
Owner	Property Name	Location	Buildings	Tenants	Square Feet
17190 Bernardo Center Drive, L.P	17190 Bernardo Center Drive	San Diego, California	1	1	61,286
10255 Science Center Drive, L.P.	10255 Science Center Drive	San Diego, California	1	1	52,800
8808 Balboa Avenue, LLC.	8808 Balboa Avenue	San Diego, California	1	2	35,344
10165 McKellar Court, L.P.	10165 McKellar Court	San Diego, California	1	1	72,863

					222,293

Principles of Combination

     The combined financial statements represent the historical financial statements of Bernardo Properties. They include the accounts of BPA and the Real Estate Entities. All significant intercompany accounts and transactions have been eliminated in the combined financial statements.

Rental Properties and Impairment of Long Lived Assets

     Rental properties are recorded at cost (see Purchase Accounting for Acquisition of Rental Properties). Costs associated with acquiring and renovating properties are capitalized as incurred. At such times that events or circumstances indicate that the carrying amount of a property may be impaired, management makes an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the net carrying amount exceeds the aggregate future cash flows, Bernardo Properties would recognize an impairment loss to the extent the net carrying amount exceeds the fair value of the property. Based upon such periodic assessments, no impairment has been determined and no rental property carrying amounts have been adjusted.

     Major replacements and betterments are capitalized and depreciated over their estimated useful lives. The cost of maintenance and repairs is expensed as incurred.

     Depreciation is provided using the straight-line method using an estimated life of 40 years for buildings and improvements.

Purchase Accounting for Acquisition of Rental Properties

     Bernardo Properties allocates the purchase price of properties to tangible and identified intangible assets acquired based on their fair values. In making estimates of fair value for purposes of allocating purchase price, management utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

     Intangible assets are evaluated when a property is purchased with a lease or leases in place. Of the four properties, two were purchased with leases in place. The intangible portion of the fair value was allocated to above-market and below-market leases.

     Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. Of the two properties acquired with in-place leases, management concluded, based on the factors discussed above, that one lease was above-market and one was below-market. The above-market lease value (included in intangible assets in the accompanying combined balance sheets) is amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective lease. The below-market lease value (presented in the accompanying combined balance sheets as assumed lease obligations) is amortized as an increase to rental revenue over the remaining non-cancelable term of the respective lease.

     For any properties purchased subsequent to June 30, 2001, Bernardo Properties will calculate the aggregate value of intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. The total amount of other intangible assets acquired is allocated to in-place lease values and then to customer relationship value, if any. Factors considered by management in their analysis of in-place lease values include an estimate of cash flows received during the expected lease-up periods, carrying costs during expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses. Customer relationship intangible value is based on management’s evaluation of the specific characteristics of each tenant’s lease and Bernardo Properties’

overall relationship with that respective tenant. Characteristics considered by management include relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals, among other factors. As all of our properties were acquired prior to June 30, 2001, there was no value allocated to in-place leases or to customer relationship value for either of the two properties acquired with leases in-place.

Restricted Cash

     Restricted cash of $85,000 as of June 30, 2004 and December 31, 2003 consists of funds held by Bernardo Properties as required by a lender for future debt service requirements, and is included in cash in the accompanying combined balance sheets.

Loan Fees and Costs

     Fees and costs incurred in obtaining long-term financing are amortized over the related loan terms on a straight-line basis, which approximates the effective interest method. Loan fees and costs, net of related accumulated amortization, totaled $271,000 and $301,000 as of June 30, 2004 and December 31, 2003, respectively, and are included in other assets in the accompanying combined balance sheets.

Rental Revenue and Tenant Recoveries

     Rental revenue is recognized on a straight-line basis over the lease term. We include amounts currently recognized as revenue, and expected to be received in later years, in accrued rent in the accompanying balance sheets.

     The lease agreements also contain provisions that generally require the tenants to reimburse Bernardo Properties for real estate taxes, insurance and common area maintenance costs. Such amounts are included in both revenues and operating expenses as Bernardo Properties is the primary obligor for these expenses and assumes the risks and rewards of a principal under these arrangements.

Interest Income

     Interest income was $5,000 and $10,000 for the three months ended June 30, 2004 and 2003, respectively, and $10,000 and $18,000 for the six months ended June 30, 2004 and 2003, respectively.

Leasing Commissions

     Leasing commissions are amortized on a straight-line basis over the term of the lease. Leasing commissions, net of related accumulated amortization, totaled $86,000 and $95,000 as of June 30, 2004 and December 31, 2003, respectively, and are included in other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

     The carrying amount of cash, due from affiliates, accrued rent, other receivables, related party loans, accounts payable and accrued liabilities and line of credit approximate fair value due to the short term nature of these instruments. The fair value of secured notes payable approximated their carrying amounts as of June 30, 2004 and December 31, 2003. Fair value was estimated using discounted cash flow analyses based on borrowing rates we believe we could obtain with similar terms and maturities.

Income Taxes

     Bernardo Properties holds each of its four owned properties in separate entities. Bernardo Properties elected to have three of these entities taxed as partnerships and one as a limited liability company. BPA, with the consent of its shareholders, elected to be taxed as an “S” corporation. As such, the related income or loss flows through to the partners, members and shareholders who are responsible for including the taxable results of operations in their income tax returns. Bernardo Properties’ principal responsibility relates to the annual minimum state tax liability. These tax expenses are included in general and administrative expenses in the accompanying combined statements of income.

Owners’ Equity

     The accompanying combined financial statements of Bernardo Properties include the total of stockholders’ equity for BPA, members’ equity for the limited liability company and partners’ equity for the limited partnerships. The combined owners’ equity balance is increased for capital contributions made by the owners and any net income of Bernardo Properties and is reduced for distributions made to the owners and any net losses of Bernardo Properties. The various S-corporation, partnership and operating agreements of the entities comprising Bernardo Properties contain provisions for the allocation of profits, losses and proceeds from capital transactions. Such amounts are generally allocated in accordance with the owners’ respective percentage interests.

Operating Segment

     Bernardo Properties operates in one industry segment — real estate ownership, management and development.

Concentration of Credit Risk

     We maintain our cash at insured financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC limits. We believe that the risk is not significant.

     We are dependent on rental payments from a limited number of tenants and the inability of any single tenant to make its lease payments could adversely affect our operations. Bernardo Properties currently has five leases with tenants, and three of Bernardo Properties’ four properties are single-tenant properties. At June 30, 2004 and December 31, 2003, three of Bernardo Properties’ five tenants account for 91.9% and 92.2%, respectively, of total accrued rent. For each of the three and six month periods ended June 30, 2004, three of Bernardo Properties’ five tenants accounted for 89.1% of total rental revenue. All of the properties are located in the State of California.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unaudited Interim Financial Statements

     The financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the respective interim periods. All such adjustments are of a normal, recurring nature.

2. Rental Properties

     Rental properties are as follows:

	June 30,	December 31,
	2004	2003
Land	$6,515	$6,515
Buildings and improvements	44,983	44,983

	51,498	51,498
Less accumulated depreciation	(5,821)	(5,262)

	$45,677	$46,236

     All of Bernardo Properties’ rental properties are encumbered by deeds of trust and assignments of the rents and leases associated with the properties. The net book value of the encumbered properties as of June 30, 2004 and December 31, 2003 was $45.7 million and $46.2 million, respectively. Bernardo Properties generally leases space under non-cancelable leases which have remaining terms of three to 13 years. Certain tenants are also obligated to pay for expenses under absolute net leases or to reimburse Bernardo Properties for specific operating expenses.

3. Intangible Assets and Assumed Lease Obligations

     Bernardo Properties’ intangible assets and assumed lease obligations are as follows:

	June 30,	December 31,
	2004	2003
Intangible assets:
Above-market lease	$798	$798
Less accumulated amortization	(532)	(484)

	June 30,	December 31,
	2004	2003
Intangible assets, net	$266	$314

Assumed lease obligations:
Below-market lease	$1,217	$1,217
Less accumulated amortization	(377)	(339)

Assumed lease obligations, net	$840	$878

4. Secured Notes Payable

     Secured notes payable are as follows:

	June 30,	December 31,
	2004	2003
Notes payable to financial institutions, secured by first trust deeds on rental properties, bearing interest at fixed rates ranging from 7.65% to 8.56% and due at various dates through 2011	$36,402	$36,784
Notes payable to savings and loan, secured by first and second trust deeds on rental properties, bearing interest at the three-month LIBOR rate plus 2.75%, with a minimum rate of 6.25% and a maximum rate of 12.75% (an effective rate of 6.25% at June 30, 2004), due at various dates through 2007	4,792	4,911
Note payable to bank, guaranteed by certain officers of Bernardo Properties, bearing interest at prime plus 1.25% and due in 2009	284	284

	$41,478	$41,979

5. Line of Credit

     On April 6, 2004, BPA obtained an unsecured revolving credit facility from U.S. Bank, National Association to fund offering costs and acquisition deposits for the Company. The facility provides for borrowings up to $3.5 million, bears interest at the prime rate (an effective rate of 4.25% at June 30, 2004) and matures on the earlier of April 4, 2005 or the date of the Company’s initial public offering. The facility was personally guaranteed by the three principal officers of BPA.

     As of June 30, 2004, BPA had drawn $3.4 million on the credit facility and advanced $3.2 million to the Company to cover offering costs and acquisition deposits. In August 2004, following the completion of the offering, the Company repaid the advance to BPA, and BPA repaid and cancelled the credit facility.

6. Related Party Loans

     Related party loans are as follows:

	June 30,	December 31,
	2004	2003
Loans payable to certain officers’ family members, unsecured, with interest only at 11%, due January 2005	$100	$100
Loans payable to certain officers	100	—

	$200	$100

     Interest paid to related parties totaled $3,000 for each of the three months ended June 30, 2004 and June 30, 2003 and $6,000 for each of the six months ended June 30, 2004 and June 30, 2003.

7. Unsecured Term Loan

     In conjunction with the purchase of one of the properties, Bernardo Properties entered into an unsecured note payable in the amount of $175,000. The note requires payment of interest only, paid monthly at 8.75% per annum through August 2004, at which time the principal balance of the note was repaid.

8. Related Party Transactions

Management Fees

     Management fees paid to BPA by each of the properties, which were eliminated in combination, totaled $37,000 and $35,000 for the three months ended June 30, 2004 and 2003, respectively, and totaled $75,000 and $70,000 for the six months ended June 30, 2004 and 2003, respectively. Additionally, management fees are paid to the properties by certain of our tenants. These fees amounted to $40,000 and $39,000 for the three months ended June 30, 2004 and 2003, respectively, and $80,000 and $78,000 for the six months ended June 30, 2004 and 2003, respectively.

Tenant Receivables

     Bernardo Properties had amounts due from tenants for certain costs of rental operations which had not yet been reimbursed at June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, related party tenant receivables amounted to $2,000 and $7,000, respectively.

Due from Affiliates

     Bernardo Properties had amounts due from the general partner of two Real Estate Entities as a result of the payment of minimum state taxes for the general partner. As of June 30, 2004 and December 31, 2003, the amounts due from the general partner of $9,000 and $8,000, respectively, are included in due from affiliates in the accompanying combined balance sheets.

     In connection with the initial public offering discussed in Note 1, BPA loaned approximately $3.2 million to the Company to fund offering and acquisition costs incurred prior to the offering. In August 2004, following completion of the offering, the Company repaid the advance to BPA.

Due to Tenants

     Bernardo Properties had amounts due to two of its limited partner tenants primarily related to refunds of overpaid property taxes and insurance and accrued interest on related party loans. As of June 30, 2004 and December 31, 2003, due to tenants amounted to $278,000 and $203,000, respectively.

Rental Revenue and Recoveries from Related Parties

     One of our tenants is a limited partner in the limited partnership that owns the property it occupies. This tenant incurred rents amounting to $436,000 for each of the three months ended June 30, 2004 and 2003 and $872,000 for each of the six months ended June 30, 2004 and 2003. This tenant also paid tenant recoveries amounting to $3,000 for each of the three months ended June 30, 2004 and 2003 and $5,000 for each of the six months ended June 30, 2004 and 2003.

9. Commitments and Contingencies

Litigation

     To management’s knowledge, no litigation is pending against Bernardo Properties.

Lease Commitment

     BPA subleases the office space for its principal executive offices. The sublease, which expires in November 2005, requires BPA to pay annual rental payments of approximately $52,000 and $56,000 for the years ending December 31, 2004 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or the California region; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations are based upon our financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable for our current circumstances; however, actual results may differ from these estimates and assumptions under different future conditions.

     We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require our most subjective judgments, form the basis for the accounting policies deemed to be most critical. These critical accounting policies include our estimates of useful lives in calculating depreciation expense on our rental properties and the ultimate recoverability, or impairment, of each rental asset. If actual useful lives are different from our estimates this could result in changes to the results of our operations. Future adverse changes in market conditions or poor operating results of our rental properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

     A more complete discussion of our critical accounting policies can be found in our registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on August 5, 2004.

Overview

     BioMed Realty Trust, Inc. is a Maryland corporation formed in April 2004 to succeed to the business of Bernardo Property Advisors, Inc. and its affiliated entities, or Bernardo. We intend to focus on acquiring, owning, leasing, managing and selectively developing laboratory and office space for lease to life science tenants, including biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry.

     Following our initial public offering completed in August 2004, affiliates of Bernardo will have contributed five properties that were under their common management to us in exchange for 2,870,565 units in our operating partnership of which we are the majority owner and sole general partner and through which we will carry on our primary operations. We refer to these properties as the contribution properties, and the owner of one of these properties, Inhale 201 Industrial Road, L.P., or 201 Industrial, is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for 201 Industrial were prepared on a stand-alone basis. The financial statements of the four remaining contribution properties are presented herein on an historical combined basis. Management does not consider the financial condition and operating results of 201 Industrial on a stand-alone basis to be indicative of the operating results of Bernardo taken as a whole. Therefore, the following discussion relates to the financial condition and operating results of Bernardo and the five contribution properties under Bernardo’s common management on a combined historical basis, which we refer to as the Combined Contribution Properties. Management believes this presentation provides a more meaningful discussion of the financial condition and operating results of Bernardo and the five properties over which it has provided continuous common management throughout the applicable reporting periods. In order to present these results on a meaningful combined basis, the historical combined financial information for all periods presented includes combining entries to reflect the partner’s capital of 201 Industrial which was not owned by management.

     The following table sets forth the basis for presenting the historical combined financial information of the Combined Contribution Properties.

	Inhale			Combined
	201 Industrial	Bernardo	Combining	Contribution
	Road, L.P.	Properties	Entries	Properties
Three Months ended June 30, 2004:
Revenues:
Rental	$1,575	$1,486	—	$3,061
Tenant recoveries	141	160	—	301
Management fees	8	32	—	40

	1,724	1,678	—	3,402

Expenses:
Rental operations	154	160	—	314
Depreciation and amortization	236	284	—	520
General and administrative	—	51	—	51

	390	495	—	885

Income from operations	1,334	1,183	—	2,517
Interest income	—	5	—	5
Interest expense	(703)	(826)	—	(1,529)

Income before minority interests	631	362	—	993
Minority interests	—	(157)	(370)	(527)

Net income	$631	$205	$(370)	$466

	Inhale			Combined
	201 Industrial	Bernardo	Combining	Contribution
	Road, L.P.	Properties	Entries	Properties
Three Months ended June 30, 2003:
Revenues:
Rental	$1,575	$1,484	—	$3,059
Tenant recoveries	178	154	—	332
Management fees	7	34	—	41

	1,760	1,672	—	3,432

Expenses:
Rental operations	247	153	—	400
Depreciation and amortization	237	294	—	531
General and administrative	2	49	—	51

	486	496	—	982

Income from operations	1,274	1,176	—	2,450
Interest income	—	10	—	10
Interest expense	(718)	(855)	—	(1,573)

Income before minority interests	556	331	—	887
Minority interests	—	(150)	(326)	(476)

Net income	$556	$181	$(326)	$411

	Inhale			Combined
	201 Industrial	Bernardo	Combining	Contribution
	Road, L.P.	Properties	Entries	Properties
Six Months ended June 30, 2004:
Revenues:
Rental	$3,137	$2,968	—	$6,105
Tenant recoveries	284	312	—	596
Management fees	15	64	—	79

	3,436	3,344	—	6,780

Expenses:
Rental operations	304	300	—	604
Depreciation and amortization	478	568	—	1,046
General and administrative	3	109	—	112

	785	977	—	1,762

Income from operations	2,651	2,367	—	5,018
Interest income	1	10	—	11
Interest expense	(1,389)	(1,678)	—	(3,067)

Income before minority interests	1,263	699	—	1,962
Minority interests	—	(315)	(740)	(1,055)

Net income	$1,263	$384	$(740)	$907

	Inhale			Combined
	201 Industrial	Bernardo	Combining	Contribution
	Road, L.P.	Properties	Entries	Properties
Six Months ended June 30, 2003:
Revenues:
Rental	$3,137	$2,966	—	$6,103
Tenant recoveries	357	310	—	667
Management fees	14	70	—	84

	3,508	3,346	—	6,854

Expenses:
Rental operations	435	296	—	731
Depreciation and amortization	475	587	—	1,062
General and administrative	5	107	—	112

	915	990	—	1,905

Income from operations	2,593	2,356	—	4,949
Interest income	—	18	—	18
Interest expense	(1,443)	(1,713)	—	(3,156)

Income before minority interests	1,150	661	—	1,811
Minority interests	—	(301)	(666)	(967)

Net income	$1,150	$360	$(666)	$844

Results of Operations of Our Combined Contribution Properties

     Following is a comparison, for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003 of the combined operating results of the Combined Contribution Properties. The Combined Contribution Properties were owned or controlled by Bernardo Property Advisors, Inc., Inhale 201 Industrial Road, L.P., 10255 Science Center Drive, L.P., 8808 Balboa Avenue, LLC, 17190 Bernardo Center Drive, L.P., and 10165 McKellar Court L.P.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

     Rental revenue remained constant at approximately $3.1 million for the three months ended June 30, 2004 and for the three months ended June 30, 2003. This is due to the company recognizing revenue on a straight-line basis as required by GAAP.

     Tenant recoveries, which includes insurance, property taxes and other operating expenses paid by the tenants, decreased $31,000, or 9.3%, to $301,000 for the three months ended June 30, 2004 compared to $332,000 for the three months ended June 30, 2003. The decrease resulted from a reduction in the property tax assessment at the 201 Industrial property due to a property tax appeal process concluded in October 2003 and a reduction in the cost of earthquake insurance.

     Management fees are primarily comprised of fees paid by the tenants to the property owner pursuant to the leases. These management fees were $40,000 for the three months ended June 30, 2004 compared to $41,000 for the three months ended June 30, 2003.

     Rental operations expenses decreased by $86,000, or 21.5%, to $314,000 for the three months ended June 30, 2004 compared to $400,000 for the three months ended June 30, 2003. The decrease in operating expenses, which are substantially all recoverable from the tenants, resulted primarily from a decrease in assessed property taxes and a decrease in the cost of earthquake insurance at the 201 Industrial property.

     Depreciation and amortization decreased by $11,000 to $520,000 for the three months ended June 30, 2004 compared to $531,000 for the three months ended June 30, 2003.

     General and administrative expenses remained constant at $51,000 for the three months ended June 30, 2004 and for the three months ended June 30, 2003.

     Interest income was $5,000 for the three months ended June 30, 2004 compared to $10,000 for the three months ended June 30, 2003. The decrease was a result of lower cash balances in 2004.

     Interest expense decreased by $44,000, or 2.8%, for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease resulted from reductions in the principal balances of secured notes payable outstanding during the applicable periods.

     Minority interests increased by $51,000, or 10.7%, to $527,000 for the three months ended June 30, 2004 compared to $476,000 for the three months ended June 30, 2003. The increase in minority interests is a result of allocation of net income to non-controlling interests.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

     Rental revenue remained constant at approximately $6.1 million for the six months ended June 30, 2004 and for the six months ended June 30, 2003. This is due to the company recognizing revenue on a straight-line basis as required by GAAP.

     Tenant recoveries, which includes insurance, property taxes and other operating expenses paid by the tenants, decreased $71,000, or 10.6%, to $596,000 for the six months ended June 30, 2004 compared to $667,000 for the six months ended June 30, 2003. The decrease resulted from a reduction in the property tax assessment at the 201 Industrial property due to a property tax appeal process concluded in October 2003 and a reduction in the cost of earthquake insurance.

     Management fees are primarily comprised of fees paid by the tenants to the property owner pursuant to the leases. These management fees were $79,000 for the six months ended June 30, 2004 compared to $84,000 for the six months ended June 30, 2003.

     Rental operations expenses decreased by $127,000, or 17.4%, to $604,000 for the six months ended June 30, 2004 compared to $731,000 for the six months ended June 30, 2003. The decrease in operating expenses, which are substantially all recoverable from the tenants, resulted primarily from a decrease in assessed property taxes and a decrease in the cost of earthquake insurance at the 201 Industrial property.

     Depreciation and amortization remained constant at approximately $1.0 million for the six months ended June 30, 2004 and for the six months ended June 30, 2003.

     General and administrative expenses remained constant at $112,000 for the six months ended June 30, 2004 and for the six months ended June 30, 2003.

     Interest income was $11,000 for the six months ended June 30, 2004 compared to $18,000 for the six months ended June 30, 2003. The decrease was a result of lower cash balances in 2004.

     Interest expense decreased by $89,000, or 2.8%, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The decrease resulted from reductions in the principal balances of secured notes payable outstanding during the applicable periods.

     Minority interests increased by $88,000, or 9.1%, to approximately $1.1 million for the six months ended June 30, 2004 compared to $967,000 for the six months ended June 30, 2003. The increase in minority interests is a result of allocation of net income to non-controlling interests.

Liquidity and Capital Resources

     Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders, and

•	unanticipated capital expenditures, tenant improvements and leasing commissions.

     We historically have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our triple-net leases, and minimal unreimbursed operating expenses generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.

     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations and long-term mortgage debt.

     Following our initial public offering completed in August 2004, we obtained an unsecured revolving credit facility with a group of banks led by U.S. Bank, National Association. The facility provides for borrowings up to $100.0 million and bears interest at a rate ranging between LIBOR plus 1.20% and LIBOR plus 1.80%, depending on our overall leverage. The facility matures in August 2007 with an option to extend the term for one year. The facility includes an accordion feature which would allow us to increase the borrowings up to $200.0 million, subject to the lender’s ability to syndicate the additional portion of the facility. We have not yet drawn any funds on this revolving credit facility.

Cash Distribution Policy

     We will elect to be taxed as a REIT under the Code commencing as of our taxable year ending December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

Inflation

     Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation, assuming our properties remain leased and tenants fulfill their obligations to reimburse us for such expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk.

     As of June 30, 2004, our debt included fixed-rate notes with a carrying value of $39.8 million. Changes in market interest rates impact the fair value of our fixed-rate debt but have no impact on interest incurred or cash flow. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their actual June 30, 2004 levels, with all other variables held constant.

     A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed-rate debt by approximately $1.4 million at June 30, 2004. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt by approximately $1.5 million at June 30, 2004. As of June 30, 2004, a 100 basis point increase or decrease in interest rates on our variable rate loans would have increased or decreased our interest expense by approximately $3,000 annually. This nominal impact reflects the fact that three of our four variable-rate loans have interest rate floors whereby a 100 basis point increase or decrease in the associated interest rates has no impact on the related interest expense.

     In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Upon our formation on April 30, 2004, Bruce A. Ives was issued 1,000 shares of our common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. We repurchased these shares at cost upon completion of our initial public offering. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

     Our initial public offering of common stock was effected through a Registration Statement on Form S-11 (File No. 333-115204) that was declared effective by the Securities and Exchange Commission on August 5, 2004. On August 11, 2004, 27,000,000 shares of common stock were sold on our behalf at an initial public offering price of $15.00 per share, for an aggregate offering price of $405.0 million. Raymond James & Associates, Inc. was the sole lead book-running manager, with Friedman, Billings, Ramsey & Co., Inc., KeyBanc Capital Markets, a division of McDonald Investments Inc., Legg Mason Wood Walker, Incorporated, and RBC Capital Markets Corporation acting as co-managers. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, 4,050,000 additional shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for an aggregate offering price of $60.8 million. Following the sale of the 31,050,000 shares, which occurred after the period covered by this report, the offering terminated.

     We paid to the underwriters an aggregate of approximately $32.6 million in underwriting discounts and commissions in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $5.0 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $37.6 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $428.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     We contributed the net proceeds from the offering to our operating partnership. We expect that our operating partnership will use the proceeds received from us as described in the Registration Statement. Pending application of the proceeds, we will invest the proceeds in interest-bearing accounts and short-term, interest-bearing securities, which are consistent with our intention to qualify for taxation as a REIT.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 21, 2004, our sole stockholder acted by written consent to approve an increase in the number of units to be received by certain contributors of interests in the entities that own certain properties and other assets to be contributed to our operating partnership.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement.

3.2	Amended and Restated Bylaws.

10.1	Second Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of August 13, 2004.

10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.

10.3	2004 Incentive Award Plan.

10.4	Employment Agreement dated as of August 6, 2004 between BioMed Realty Trust, Inc. and Alan D. Gold.

10.5	Employment Agreement dated as of August 6, 2004 between BioMed Realty Trust, Inc. and Gary A. Kreitzer.

10.6	Employment Agreement dated as of August 6, 2004 between BioMed Realty Trust, Inc. and John F. Wilson, II.

10.7	Employment Agreement dated as of August 6, 2004 between BioMed Realty Trust, Inc. and Matthew G. McDevitt.

10.8(1)	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.

10.9(1)	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.

10.10(1)	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.

10.11(1)	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.

10.12(1)	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.

10.13(1)	Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 21, 2004.

10.14(1)	First Amendment to Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 23, 2004.

10.15(1)	Agreement of Purchase and Sale for Partnership Interests among Radnor Properties Associates-II, L.P., Radnor GP-145 KOP, L.L.C., BMR-145 King of Prussia Road GP LLC and BioMed Realty, L.P. dated as of June 24, 2004.

10.16(1)	Purchase and Sale Agreement and Escrow Instructions among F&S Hayward, Inc., Foster Enterprises, Syme Family Partners L.P. and BMR-Bridgeview Technology Park LLC dated as of June 10, 2004.

10.17(1)	Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of May 24, 2004.

10.18(1)	Amendment to Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of June 16, 2004.

10.19(1)	Agreement of Purchase and Sale between Elliott Park LLC and BMR-201 Elliott Avenue LLC dated as of June 3, 2004.

10.20(1)	Purchase and Sale Agreement and Escrow Instructions between Illumina, Inc. and BMR-9885 Towne Centre Drive LLC dated as of June 18, 2004.

10.21(1)	Purchase and Sale Agreement and Escrow Instructions among Phase 3 Science Center LLC, Ahwatukee Hills Investors, LLC, J. Alexander’s LLC and BMR-3450 Monte Villa Parkway LLC dated as of June 2, 2004.

10.22(1)	Redemption Agreement among Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.), SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P. dated as of June 23, 2004.

10.23	Amended and Restated Build-to-Suit Lease dated as of August 13, 2004 between Inhale 201 Industrial Road, L.P. and Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.).

10.24	Revolving Loan Agreement dated as of August 11, 2004 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., the other borrowers and lenders party thereto, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Swing Loan Bank, Keybank National Association, as Syndication Agent, and Royal Bank of Canada, as Documentation Agent.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMED REALTY TRUST, INC.
Dated: September 20, 2004

/s/ ALAN D. GOLD

Alan D. Gold
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN F. WILSON, II

John F. Wilson, II
Chief Financial Officer
(Principal Financial Officer)