Form 10-Q
period 2004-09-30
BioMed Realty Trust Inc
filed 2004-11-15
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

Commission File Number: 1-32261

BIOMED REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17140 Bernardo Center Drive, Suite 222
San Diego, California	92128-2093
(Address of Principal Executive Offices)	(Zip Code)

(858) 485-9840
(Registrant’s telephone number, including area code)

17140 Bernardo Center Drive, Suite 222, San Diego, California 92128
(Former Address, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The number of outstanding shares of issuer’s common stock, par value $0.01 per share, as of November 12, 2004 was 31,386,333.

BIOMED REALTY TRUST, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Page
PART I — FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements
Consolidated Balance Sheets for BioMed Realty Trust, Inc. as of September 30, 2004 (Unaudited) and for Inhale 201 Industrial Road, L.P. (Predecessor) as of December 31, 2003	2
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004, and for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from July 1, 2004 through August 17, 2004 and for the three months ended September 30, 2003 (Unaudited)	3
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004, and for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the nine months ended September 30, 2003 (Unaudited)	4
Consolidated Statements of Cash Flows for BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the nine months ended September 30, 2004 and for Inhale 201 Industrial Road, L.P. (Predecessor) for the nine months ended September 30, 2003 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	21
Item 4 Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1 Legal Proceedings	23
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 Defaults Upon Senior Securities	24
Item 4 Submission of Matters to a Vote of Security Holders	24
Item 5 Other Information	24
Item 6 Exhibits	24
SIGNATURES	25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

		INHALE 201
		INDUSTRIAL
	BIOMED REALTY	ROAD, L.P.
	TRUST, INC.	(PREDECESSOR)
	September 30, 2004	December 31, 2003
Assets
Rental property:
Land	$58,410	$12,000
Buildings and improvements	331,823	37,588
Land lease	14,210	—

	404,443	49,588
Less: accumulated depreciation and amortization	(989)	(2,563)

Net rental property	403,454	47,025
Investment in unconsolidated partnership	2,508	—
Cash and cash equivalents	36,863	157
Restricted cash	854	—
Accounts receivable	1,074	—
Due from affiliates	48	16
Accrued straight-line rents	2,535	2,427
Acquired above market leases, net of accumulated amortization of $160 in 2004	8,357	—
Acquired in-place leases, net of accumulated amortization of $1,077 in 2004	50,424	—
Acquired management agreements, net of accumulated amortization of $184 in 2004	8,038	—
Deferred loan costs, net of accumulated amortization of $49 in 2004	1,388	—
Prepaid expenses	1,601	—
Other assets	2,620	431

Total assets	$519,764	$50,056

Liabilities and Stockholders’ and Owners’ Equity
Secured notes payable, net	$47,598	$34,208
Security deposits	3,258	—
Due to affiliates	91	3,000
Dividends and distributions payable	5,055	—
Accounts payable and accrued expenses	7,663	389
Acquired lease obligations, net of accumulated amortization of $48 in 2004	6,918	—

Total liabilities	70,583	37,597
Minority interests	22,708	—
Stockholders’ and owners’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 31,383,333 shares issued and outstanding	314	—
Additional paid-in capital	433,702	—
Deferred compensation	(4,672)	—
Dividends in excess of earnings	(2,871)	—
Owners’ equity	—	12,459

Total stockholders’ and owners’ equity	426,473	12,459

Total liabilities and stockholders’ and owners’ equity	$519,764	$50,056

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	BIOMED REALTY	INHALE 201 INDUSTRIAL ROAD, L.P.
	TRUST, INC.	(PREDECESSOR)
	Period August 11, 2004	Period July 1, 2004	Three Months
	through	through	Ended
	September 30, 2004	August 17, 2004	September 30, 2003
Revenues:
Rental	$6,107	$796	$1,569
Tenant recoveries	2,878	76	186

Total revenues	8,985	872	1,755

Expenses:
Rental operations	3,539	46	190
Depreciation and amortization	2,251	122	238
General and administrative	1,195	—	—

Total expenses	6,985	168	428

Income from operations	2,000	704	1,327
Interest income	124	—	—
Interest expense	(218)	(312)	(707)

Income before minority interests	1,906	392	620
Minority interests	(79)	—	—

Net income	$1,827	$392	$620

Basic earnings per share	$0.06

Diluted earnings per share	$0.06

Weighted-average common shares outstanding:
Basic	30,673,883

Diluted	30,754,840

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	BIOMED REALTY	INHALE 201 INDUSTRIAL ROAD, L.P.
	TRUST, INC.	(PREDECESSOR)
	Period August 11, 2004	Period January 1, 2004	Nine Months
	through	through	Ended
	September 30, 2004	August 17, 2004	September 30, 2003
Revenues:
Rental	$6,107	$3,933	$4,706
Tenant recoveries	2,878	375	558

Total revenues	8,985	4,308	5,264

Expenses:
Rental operations	3,539	353	625
Depreciation and amortization	2,251	600	713
General and administrative	1,195	—	6

Total expenses	6,985	953	1,344

Income from operations	2,000	3,355	3,920
Interest income	124	—	1
Interest expense	(218)	(1,700)	(2,149)

Income before minority interests	1,906	1,655	1,772
Minority interests	(79)	—	—

Net income	$1,827	$1,655	$1,772

Basic earnings per share	$0.06

Diluted earnings per share	$0.06

Weighted-average common shares outstanding:
Basic	30,673,883

Diluted	30,754,840

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	BIOMED REALTY
	TRUST, INC. AND
	INHALE 201	INHALE 201
	INDUSTRIAL ROAD,	INDUSTRIAL ROAD,
	L.P. (PREDECESSOR)	L.P. (PREDECESSOR)
	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating activities:
Net income	$3,482	$1,772
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	79	—
Depreciation and amortization	2,851	713
Revenue recognized related to acquired leases	(49)	—
Compensation expense for restricted stock awards	328	—
Revenue reduction attributable to acquired above market leases	160	—
Amortization of loan costs	49	54
Changes in operating assets and liabilities:
Accounts receivable	(1,074)	75
Due from affiliates	(32)	(506)
Accrued straight-line rents	(830)	(26)
Prepaid expenses	(1,601)	—
Other assets	(272)	(93)
Due to affiliates	91	—
Restricted cash	(854)	—
Accounts payable and accrued expenses	5,861	(358)

Net cash provided by operating activities	8,189	1,631

Investing activities:
Expenditures for improvements to rental property	—	(105)
Purchases of interests in rental property and related intangible assets	(397,870)	—
Security deposits received from prior owners of rental property	3,258	—
Tenant improvement funds received from prior owners of rental property	1,413	—
Funds held in escrow for acquisitions	(1,850)	—
Repayment of related party payables	(3,000)	—

Net cash used in investing activities	(398,049)	(105)
Financing activities:
Proceeds from initial public offering	465,753	—
Payment of offering costs	(36,734)	—
Payments of loan costs	(1,222)	—
Principal payments on mortgage loans	(44)	(329)
Distributions to owners of Predecessor	(1,187)	(1,534)

Net cash provided by (used in) financing activities	426,566	(1,863)

Net increase (decrease) in cash and cash equivalents	36,706	(337)
Cash and cash equivalents at beginning of period	157	512

Cash and cash equivalents at end of period	$36,863	$175

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	BIOMED REALTY
	TRUST, INC. AND
	INHALE 201	INHALE 201
	INDUSTRIAL ROAD,	INDUSTRIAL ROAD,
	L.P. (PREDECESSOR)	L.P. (PREDECESSOR)
	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,995	$1,894
Supplementary disclosure of non-cash investing and financing activities:
Mortgage loans assumed (includes premium of $4,730)	47,642	—
Historic cost basis of assets transferred from Predecessor (including $2,061 of accrued straight-line rents as of August 17, 2004)	49,592	—
Operating partnership units issued for interests in certain contributed properties	21,666	—
Investment in unconsolidated partnership acquired by issuing Operating Partnership units	2,508	—
Distributions in excess of equity balance to owners of Predecessor	7,061	—
Accrual for offering costs	(602)	—
Accrual for dividends and distributions declared	5,055	—
Restricted stock awards	4,997	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

     BioMed Realty Trust, Inc. (the “Company”) was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.0 million. In addition, simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which will be used to finance acquisitions and for other corporate purposes. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant vested immediately and is exercisable six months after the Offering date.

     The Company is the majority owner and sole general partner of BioMed Realty, L.P. (the “Operating Partnership”), which was also formed on April 30, 2004. The Company contributed the net proceeds from the Offering to the Operating Partnership, through which the Company will carry on its primary operations. The Company acquires, owns, leases, manages and selectively develops laboratory and office space to life science tenants. Tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies, physician groups and other entities involved in the life science industry. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations.

     From the completion of the Offering on August 11, 2004 through September 30, 2004, the Company, through the Operating Partnership, completed the acquisition of the 13 properties previously described in the Company’s initial public offering prospectus. The Company acquired 201 Industrial Road, L.P. (“Industrial Road”), Science Center Drive, Bernardo Center Drive, Balboa Avenue, Eisenhower Road and a general partnership interest in McKellar Court from affiliates and others for an aggregate of approximately 2.9 million limited partnership units in the Operating Partnership (“Units”), aggregate cash consideration of approximately $77.0 million using net proceeds of the Company’s initial public offering and the assumption of $14.0 million of debt (excluding $1.7 million of premium). In addition, the Company acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. The Company acquired these properties for aggregate cash consideration of approximately $323.2 million using net proceeds of the Company’s initial public offering and the assumption of $29.0 million of debt (excluding $3.0 million of premium). Together, the 13 properties represent a total of 2.3 million rentable square feet. The seller of the Bridgeview property exercised its right to extend the closing date on a portion of the property, consisting of one building representing $16.1 million (or approximately 50% of the purchase price), to March 2005 to facilitate a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).

     Industrial Road (the “Predecessor”) is the largest of the properties acquired in the Offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of SFAS No. 141, Business Combinations. As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS No. 141. McKellar Court is accounted for under the equity method.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying interim financial statements are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal and recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. These financial statements should be read in conjunction with the financial statements included in the Company’s registration statement on Form S-11, as amended, declared effective by the Securities and Exchange Commission on August 5, 2004.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and partnerships and limited liability companies it controls. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each party’s financial interests in profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

Revenue Recognition

     All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. We also maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status.

     Certain lease agreements also contain provisions that require tenants to reimburse us for real estate taxes, insurance and common area maintenance costs. We recognize these reimbursements in the period that the expenses are incurred.

     Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls.

Investments in Rental Property

     Investments in rental property are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	40 years
Land lease	Remaining life of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	3-5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

(Continued)

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Purchase accounting was applied, on a pro-rata basis where appropriate, to the assets and liabilities of real estate entities in which we acquired an interest or a partial interest. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets. We determine the as-if-vacant fair value using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

     In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

     The aggregate value of other acquired intangible assets consists of acquired in-place leases and acquired management agreements. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. The fair value assigned to the acquired management agreements are recorded at the present value (using an interest rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements.

     The Company has recorded a preliminary allocation of purchase price to tangible and intangible assets as of September 30, 2004 and prior to December 31, 2004 will finalize the allocations for acquisitions completed in the third quarter.

     The Company has a leasehold interest in the Landmark at Eastview property through a 99-year ground lease. Following the seller’s completion of certain property subdivisions, the ground lease will terminate and a fee simple interest in the property will be transferred to the Company for no additional consideration. Under the terms of the ground lease, the Company has $1.25 million in escrow, which will be used by the seller to complete certain improvements required in connection with completing the property subdivisions. The $1.25 million is included in other assets on the consolidated balance sheets as of September 30, 2004.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(Continued)

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

     We maintain our cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits. We believe that the risk is not significant.

Statements of Cash Flows

     The statements of cash flows of the Company and the Predecessor have been combined for the nine months ended September 30, 2004 in an effort to make them comparable to the same period in 2003 for the Predecessor.

Restricted Cash

     Restricted cash primarily consists of deposits for real estate taxes, insurance and capital reserves as required by certain loan agreements.

Capitalization of Costs

     The Company capitalizes certain acquisition related costs to the carrying costs of the property acquired. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is abandoned.

Deferred Loan Costs

     Loan costs are capitalized and amortized to interest expense over the terms of the related loan using a method that approximates the effective-interest method.

Minority Interests

     Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which at September 30, 2004 amounted to approximately 8.5%. During the period from August 11, 2004 to September 30, 2004, the minority interest carrying value fluctuated due to the timing of the underwriters’ over-allotment option of 4,050,000 shares, which closed on August 16, 2004, and the closing of certain acquisitions in which Units were issued. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who acquired Units in the formation transactions have the right, commencing approximately one year after the Offering, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Minority interests also include an 11% interest of the limited partner in the limited partnership that owns the King of Prussia property, which is a consolidated entity of the Company.

Unconsolidated Partnership

     Investment in unconsolidated partnership is accounted for using the equity method whereby our investment is recorded at cost and the investment account is adjusted for our share of the entity’s income or loss and for distributions and contributions.

Incentive Awards

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, under which compensation expense is recorded for stock granted to employees.

(Continued)

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Offering Costs

     Underwriting commissions and offering costs are reflected as a reduction to additional paid-in-capital.

Income Taxes

     The Company intends to qualify and be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2004.

     As a REIT, the Company will be permitted to deduct distributions paid to its stockholders, eliminating the federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates.

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

Segment Reporting

     The Company operates in one industry segment—real estate ownership, management and development.

Concentration of Credit Risk

     Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two tenants comprise 12.1% and 10.9%, respectively, of annualized rent. The inability of either of these two tenants to make lease payments could materially adversely affect our business.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Earnings Per Share

     Earnings per share is calculated based on the weighted number of shares of our common stock outstanding during the period. The effect of the vesting of unvested restricted stock that has been granted or has been committed to be granted and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the period from August 11, 2004 through September 30, 2004. For the period from August 11, 2004 through September 30, 2004, 2,177,347 Operating Partnership Units, representing the weighted-average Units outstanding for the period, were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.

(Continued)

\

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The following table sets forth information related to the computations of basic and diluted earnings per share (“EPS”) (in thousands, except share and per share amounts):

Period August 11, 2004
through
September 30, 2004
Net income attributable to common shares	$1,827

Weighted-average common shares outstanding:
Basic	30,673,883
Incremental shares from assumed:
Vesting of restricted stock	46,787
Stock warrant	34,170

Diluted	30,754,840

Net income per share — basic and diluted	$0.06

4. Secured Notes Payable

     A summary of our outstanding consolidated secured indebtedness as of September 30, 2004 is as follows:

	Stated Fixed	Effective	Principal
	Interest	Interest	Amount
	Rate	Rate	(in thousands)	Maturity Date
Science Center Drive	7.65%	5.04%	$11,729	July 1, 2011
Bridgeview	8.07%	5.04%	11,856	January 1, 2011
Elliott Avenue	7.38%	4.63%	17,108	November 24, 2007
Eisenhower Road	5.80%	4.63%	2,263	May 5, 2008

			42,956
Plus premium			4,730
Less accretion (amortization) of premium			(88)

			$47,598

     Mortgage debt aggregating $77.0 million secured by the King of Prussia property was repaid in August 2004 concurrent with the purchase of the property. Premiums were recorded upon assumption of the notes at the time of acquisitions to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

5. Line of Credit

     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bears interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company at the time of the draw, or a reference rate, and expires on August 11, 2007. The Company, at its sole discretion, may extend the maturity date to August 11, 2008 after satisfying certain conditions and paying an extension fee totaling .20% of the then outstanding commitment. The Company may increase the amount of the commitment up to $200.0 million upon satisfying certain conditions and agreement of the lender. The credit facility requires payment of a quarterly unused commitment fee ranging from .15% to .25% depending on the total unused commitment and an annual administrative fee equal to $10,000 times the number of banks participating in the facility. As of September 30, 2004, the Company had not drawn on the credit facility.

(Continued)

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured interest expense coverage, leverage ratio, cash flow coverage, the maximum amount of unsecured, secured and recourse indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not during any four consecutive quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2004; however, only limited operating results for the period August 11, 2004 through September 30, 2004 were available due to the timing of the Offering, and the Company obtained a waiver of the covenants from the lender as of September 30, 2004.

6. Incentive Award Plan

     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company, and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Upon consummation of the Offering, the Company granted 8,000 shares of restricted stock with an aggregate value of $120,000 to four independent directors of the Board, which vest one year from the date of grant. In addition, upon consummation of the Offering, the Company granted 325,333 shares of restricted stock with an aggregate value of $4.9 million to certain officers and key employees pursuant to the Plan. The restricted shares generally vest in three equal installments on January 1, 2005, January 1, 2006 and January 1, 2007. During the period from August 11, 2004 through September 30, 2004, $328,000 of compensation expense was recognized in general and administrative expense.

7. Unconsolidated Partnership

     As of September 30, 2004, we had an investment in McKellar Court, L.P. (“McKellar Court”). The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, the Company is not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. The Company, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that own or owned this property are similar to those used by the Company. The assets and liabilities of McKellar Court were $17.5 million and $11.4 million, respectively, at September 30, 2004.

8. Financial Interests Subject to Put and Call Options

     The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. As of September 30, 2004, the Company has determined the value of the put and call options to be diminimus and has not recorded any value on the consolidated balance sheets or statements of income.

(Continued)

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Subsequent Events

     On October 21, 2004, the Company, through the Operating Partnership, completed the acquisition of the San Diego Science Center in San Diego, California for cash consideration of approximately $29.5 million. In conjunction with the purchase, the Company drew approximately $10.0 million on the $100.0 million revolving unsecured loan agreement.

     The Company entered into an agreement to acquire Ardentech Court, a property located in the Ardenwood Technology Park in Fremont, California, for approximately $5.6 million of cash and the assumption of approximately $4.9 million of debt. The acquisition is expected to close in November 2004.

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

Overview

     From the completion of our initial public offering on August 11, 2004 through September 30, 2004, we, through our Operating Partnership, completed the acquisition of the 13 properties previously described in our initial public offering prospectus. We acquired 201 Industrial Road, L.P., Science Center Drive, Bernardo Center Drive, Balboa Avenue, Eisenhower Road, and the general partnership in McKellar Court from affiliates for an aggregate of approximately 2.9 million limited partnership units in the Operating Partnership, aggregate cash consideration of approximately $77.0 million using net proceeds of our initial public offering and the assumption of $14.0 million of debt (excluding $1.7 million of premium). In addition, we acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. The Company acquired these properties for aggregate cash consideration of approximately $323.2 million using net proceeds of our initial public offering and the assumption of $29.0 million of debt (excluding $3.0 million of premium). Together, the 13 properties represent a total of 2.3 million rentable square feet.

     Our results of operations for the three month and nine month periods ended September 30, 2004 and 2003 include the accounts of one of the properties acquired, Industrial Road, or the Predecessor, which is the largest of the properties acquired in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of SFAS No. 141, Business Combinations. As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis. Upon completion of our initial public offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS No. 141.

Results of Operations

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

     Rental Revenues. Rental revenues increased $5.3 million, or 331.3%, to $6.9 million for the three months ended September 30, 2004 compared to $1.6 million for the three months ended September 30, 2003. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering.

     Tenant Recoveries. Revenues from tenant reimbursements increased $2.8 million, or 1505.4%, to $3.0 million for the three months ended September 30, 2004 compared to $186,000 for the three months ended September 30, 2003. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering.

     Rental Operations Expenses. Rental operations expenses increased $3.4 million, or 1789.5%, to $3.6 million for the three months ended September 30, 2004 compared to $190,000 for the three months ended September 30, 2003. The increase was primarily due to the inclusion of rental property operations expenses for the properties acquired in connection with our initial public offering.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.1 million, or 882.4%, to $2.4 million for the three months ended September 30, 2004 compared to $238,000 for the three months ended September 30, 2003. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering.

     General and Administrative Expenses. General and administrative expenses increased to $1.2 million for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. The increase was primarily due to the initial public offering, the hiring of new personnel after the initial public offering, the addition of expenses relating to operating a public company, the compensation expense related to unvested restricted stock compensation awards accrued during the three months ended September 30, 2004 and increases resulting from the consolidation of the properties acquired in connection with our initial public offering.

     Interest Income. Interest income increased to $124,000 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. This is primarily due to interest earned on funds held by us following the consummation of the initial public offering.

     Interest Expense. Interest expense decreased $177,000, or 25.0%, to $530,000 for the three months ended September 30, 2004 compared to $707,000 for the three months ended September 30, 2003. The decrease in interest is a result of less overall debt outstanding after the consummation of the initial public offering and a reduction of interest expense in 2004 due to the accretion of debt premium, which decreased interest expense by $88,000.

     Minority Interests. Minority interests increased to $79,000 for the three months ended September 30, 2004 from $0 for the three months ended September 30, 2003. The increase is primarily a result of allocating approximately 7.0% of the consolidated income before minority interests to the limited partner unit holders of our Operating Partnership for the period from August 11, 2004 to September 23, 2004 and 8.5% for the period after September 24, 2004. The increase in the percentage allocated resulted from the closing of the Science Center and McKellar Court property acquisitions in late September 2004. The increase is partially offset by 11% of losses allocated to the limited partner in the King of Prussia property.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     Rental Revenues. Rental revenues increased $5.3 million, or 112.8%, to $10.0 million for the nine months ended September 30, 2004 compared to $4.7 million for the nine months ended September 30, 2003. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering.

     Tenant Recoveries. Revenues from tenant reimbursements increased $2.7 million, or 483.9%, to $3.3 million for the nine months ended September 30, 2004 compared to $558,000 for the nine months ended September 30, 2003. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering.

     Rental Operations Expenses. Rental operations expenses increased $3.3 million, or 528.0%, to $3.9 million for the nine months ended September 30, 2004 compared to $625,000 for the nine months ended September 30, 2003. The increase was primarily due to the inclusion of rental property operations expenses for the properties acquired in connection with our initial public offering.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.1 million, or 294.5%, to $2.9 million for the nine months ended September 30, 2004 compared to $713,000 for the nine months ended September 30, 2003. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering.

     General and Administrative Expenses. General and administrative expenses increased $1.2 million for the nine months ended September 30, 2004 compared to $6,000 for the nine months ended September 30, 2003. The increase was primarily due to the initial public offering, the hiring of new personnel after the initial public offering, the addition of expenses relating to operating a public company, the compensation expense related to unvested restricted stock compensation awards accrued during the nine months ended September 30, 2004 and increases resulting from the consolidation of the properties acquired in connection with our initial public offering.

     Interest Income. Interest income increased to $124,000 for the nine months ended September 30, 2004 from $1,000 for the nine months ended September 30, 2003. This is primarily due to interest earned on funds held by us following the consummation of the initial public offering.

     Interest Expense. Interest expense decreased $231,000, or 11.0%, to $1.9 million for the nine months ended September 30, 2004 compared to $2.1 million for the nine months ended September 30, 2003. The decrease in interest is a result of less overall debt outstanding after the consummation of the initial public offering and a reduction of interest expense in 2004 due to the accretion of debt premium, which decreased interest expense by $88,000.

     Minority Interests. Minority interests increased to $79,000 for the nine months ended September 30, 2004, compared to $0 for the nine months ended September 30, 2003. The increase is primarily a result of allocating approximately 7.0% of the consolidated income before minority interests to the limited partner unit holders of the Operating Partnership for the period August 11, 2004 to September 23, 2004 and 8.5% for the period after September 24, 2004. The increase in the percentage allocation resulted from the closing of the Science Center and McKellar property acquisitions in late September 2004. The increase is partially offset by 11% of losses allocated to the limited partner in the King of Prussia property.

Cash Flows

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

     Cash and cash equivalents were $36.9 million and $175,000, respectively, at September 30, 2004 and 2003.

     Net cash provided by operating activities increased $6.6 million to $8.2 million for the nine months ended September 30, 2004 compared to $1.6 million for the nine months ended September 30, 2003. The increase was primarily due to the increases in net income, depreciation and amortization, and other operating assets and liabilities, partially offset by decreases in accounts payable and accrued expenses.

     Net cash used in investing activities increased $397.9 million to $398.0 million for the nine months ended September 30, 2004 compared to $105,000 for the nine months ended September 30, 2003. The increase was primarily due to $398.6 million paid to acquire interests in real estate entities, funds held in escrow for acquisitions, and the repayment of related party payables, partially offset by funds received from prior owners for security deposits and tenant improvements.

     Net cash provided by (used in) financing activities increased $428.5 million to $426.6 million for the nine months ended September 30, 2004 compared to $(1.9) million for the nine months ended September 30, 2003. The increase was primarily due to the net proceeds received from the offering of our stock on August 11, 2004 and the exercise of the underwriters’ over-allotment option on August 16, 2004, offset by the payment of initial public offering costs, principal payments on mortgage loans, the payment of loan costs, and distributions to owners of the Predecessor.

Funds from Operations

     We present funds from operations, or FFO, because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains and losses from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

     The following table provides the calculation of the Company’s FFO and a reconciliation to net income for the period from August 11, 2004 through September 30, 2004 (in thousands, except per share amounts):

Net income	$1,827
Adjustments
Minority interest	(137)
Depreciation and amortization — real estate assets	2,251

Funds from operations	$3,941

Funds from operations per share — diluted	$0.13

Weighted-average common shares outstanding — diluted	30,754,840

Property and Lease Information

The following table is a summary of our property portfolio as of September 30, 2004 (annualized base rent in thousands):

		Rentable
	Number of	Square	Annualized
	Buildings	Feet	Base Rent(1)	Occupancy
Markets
San Francisco	6	567,982	$11,564	87.7	%(2)
San Diego	7	338,163	10,047	100.0
Seattle	2	185,989	6,215	92.5	(3)
New York	8	751,648	14,935	94.9
Pennsylvania	6	454,859	9,498	100.0

Total	29	2,298,641	$52,259	94.7%

(1) Includes contractual amounts to be received pursuant to master lease agreements on certain properties, which are not included in rental income for GAAP purposes.

(2) Includes 45,574 square feet of space leased, but remaining vacant at September 30, 2004.

(3) All vacant space in Seattle is leased to a tenant with a January 1, 2005 commencement date.

The following table provides information with respect to the lease expirations of our properties as of September 30, 2004:

				Annualized Base
	Number	Square	Percentage of	Rent of Expiring
	of	Footage of	Aggregate	Leases at Lease
Year of Lease	Expiring	Expiring	Portfolio Leased	Expiration (per
Expiration	Leases	Leases	Square Footage	square foot)
Current vacancy		122,177	5.3%	—
2004	5	24,463	1.1	$7.34
2005	6	104,374	4.5	13.78
2006	6	105,757	4.6	12.66
2007	6	431,336	18.8	26.25
2008	6	319,503	13.9	26.99
2009	4	305,134	13.3	20.91
2010	3	276,058	12.0	24.67
2011	1	55,898	2.4	72.59
2012	1	39,053	1.7	33.00
2013	2	104,952	4.6	19.19
Thereafter	6	409,936	17.8	41.65

Total		2,298,641	100.0%

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

     We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our triple-net leases, and minimal unreimbursed operating expenses generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.

     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our revolving loan agreement to finance acquisition and development activities and capital expenditures on an interim basis.

     Our total market capitalization at September 30, 2004 was approximately $650.1 million based on the market closing price of our common stock at September 30, 2004 of $17.59 per share (assuming the conversion of 2,870,564 operating partnership units to common stock) and our debt outstanding was approximately $47.6 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 7.3% at September 30, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     In August 2004, we entered into a new $100.0 million revolving loan agreement with a maturity date of August 11, 2007. At September 30, 2004, we had not drawn on our revolving loan agreement leaving $100.0 million available to borrow. At our option, amounts borrowed under our revolving loan agreement bear interest at either LIBOR plus 1.20% or higher depending on the leverage ratio at the time of borrowing or a reference rate. We may increase the revolving loan agreement commitment up to $200.0 million upon satisfying certain conditions and agreement of the lender.

     We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we are not a party to any derivative financial instruments at September 30, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes.

     During 2005, the Company expects to pay $4.6 million of tenant related capital requirements, which we expect to be drawn on our credit facility.

Cash Distribution Policy

     We will elect to be taxed as a REIT under the Code commencing with our taxable year ending December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

     On September 14, 2004, our board of directors declared the first dividend to stockholders and unit holders of record on September 30, 2004, totaling $5.1 million, or $0.1497 per common share. This dividend was pro rated based on a dividend rate of $0.27 per common share for the full quarter and is equivalent to an annual rate of $1.08 per common share. The dividend was paid on or about October 15, 2004.

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

     Our revolving loan agreement bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

     As of September 30, 2004, our debt consisted solely of fixed-rate notes with a carrying value of $47.6 million (including $4.7 million premium) and a weighted-average interest rate of 7.6%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At September 30, 2004, the fair value of the fixed-rate debt is estimated to be $47.7 million compared to the net carrying value of $47.6 million (including $4.7 million premium). We do not believe that the interest rate risk represented by our fixed rate debt is material as of September 30, 2004 in relation to total assets of $519.8 million and a market capitalization of $602.5 million of our common stock and operating units.

     In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes. For the period from August 11, 2004 to September 30, 2004, we were not a party to any such financial instruments.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) On August 13, 2004 and August 17, 2004, in connection with our formation and initial public offering, an aggregate of 2,328,566 limited partnership units in BioMed Realty, L.P., our operating partnership, with an aggregate value of approximately $34.9 million based on the initial public offering price of our common stock, were issued to Alan D. Gold, Gary A. Kreitzer, John F. Wilson, II, SciMed Prop III, Inc., SunMar Investments, Inc., HW Investments, Inc., Matthew G. McDevitt and Holly K. McDevitt in exchange for the contribution to us of interests in the entities that owned our Balboa Avenue, Bernardo Center Drive, Industrial Road and Eisenhower Road properties. Each limited partnership unit is redeemable after one year for cash equal to the then-current market value of one share of our common stock or, at our option, one share of our common stock.

     The limited partnership units were issued in reliance upon the exemption from registration provided for by Section 4(2) of the Securities Act of 1933, as amended. The limited partnership units were issued without general solicitation or advertising and each recipient of limited partnership units represented that he or she was an “accredited investor” within the meaning of Regulation D under the Securities Act.

     (b) Our initial public offering of common stock was affected through a Registration Statement on Form S-11 (File No. 333-115204) that was declared effective by the Securities and Exchange Commission on August 5, 2004. On August 11, 2004, 27,000,000 shares of common stock were sold on our behalf at an initial public offering price of $15.00 per share, for an aggregate offering price of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, 4,050,000 additional shares of common stock were sold on our behalf at the initial public offering price of $15.00 per share, for an aggregate offering price of $60.8 million. Following the sale of the 31,050,000 shares, the offering terminated.

     We paid to the underwriters an aggregate of $33.1 million in underwriting discounts and commissions in connection with the offering. We incurred additional expenses of approximately $3.6 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $36.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $429.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

     We contributed the net proceeds from the offering to our operating partnership. Our operating partnership used the net proceeds received from us as follows:

•	$323.2 million to acquire from unaffiliated third parties our Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive properties, including $77.0 million to repay debt on our King of Prussia property and $59,000 in prepayment fees on our Bridgeview property,

•	$20.7 million to acquire the interests of the contributors of our Industrial Road and Science Center Drive properties who did not receive limited partnership units in our operating partnership, including $117,000 in assumption fees related to the assumption of secured debt on the Science Center Drive property,

•	$56.3 million to repay debt related to the acquisition of our Industrial Road, Bernardo Center Drive and Balboa Avenue properties, including $618,000 for prepayment fees, and

•	$19.5 million to fund a portion of the purchase price of our San Diego Science Center property, which was acquired from an unaffiliated third party after the period covered by this report.

     (c) Upon our formation on April 30, 2004, Bruce A. Ives was issued 1,000 shares of our common stock for total consideration of $1,000 in cash in order to provide our initial capitalization. We repurchased these shares at cost upon completion of our initial public offering on August 11, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 4, 2004, our sole stockholder acted by written consent to approve an amendment and restatement of our charter, our 2004 Incentive Award Plan and the employment agreements with our executive officers.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

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

BioMed Realty Trust, Inc.
Dated: November 12, 2004	/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN F. WILSON, II
John F. Wilson, II
Chief Financial Officer (Principal Financial Officer)