Form 10-K
period 2004-12-31
BioMed Realty Trust Inc
filed 2005-03-31
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File Number: 1-32261
BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 222 San Diego, California (Address of Principal Executive Offices)	92128 (Zip Code)
(858) 485-9840
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of March 28, 2005, the aggregate market value of the 31,089,813 shares of common stock held by non-affiliates of the registrant was $633,921,287 based upon the last reported sale price of $20.39 per share on the New York Stock Exchange on such date. The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second quarter.
      The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 28, 2005 was 31,432,558.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement with respect to its May 18, 2005 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.
FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.	Business
General
      As used herein, the terms “we,” “us,” “our” or the “company” refer to BioMed Realty Trust, Inc., a Maryland corporation and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P., our predecessor. We operate as a real estate investment trust, or REIT, focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The company’s primary acquisition targets and current properties are located in markets with well established reputations as centers for scientific research, including San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and Boston.
      At December 31, 2004, we owned or had interests in 17 properties, located in San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York, consisting of 33 buildings with approximately 2.6 million rentable square feet of laboratory and office space that was 95.3% leased. We also own undeveloped land that we estimate can support up to 548,000 rentable square feet of laboratory and office space.
      We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.
      Our initial public offering consisted of the sale of 27,000,000 shares of common stock. The offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to us, net of underwriting discounts and commissions and offering costs, were approximately $429.3 million.
      Simultaneously with our initial public offering, we obtained a $100.0 million revolving unsecured credit facility, which we use to finance acquisitions and for other corporate purposes.
      From the completion of our initial public offering on August 11, 2004 through September 30, 2004, we completed the acquisition of 13 properties previously described in the initial public offering prospectus. We acquired Industrial Road, Science Center Drive, Bernardo Center Drive, Balboa Avenue, Eisenhower Road and a general partnership interest in McKellar Court from affiliates and others for an aggregate of approximately 2.9 million limited partnership units in our Operating Partnership, aggregate cash consideration of approximately $77.0 million using net proceeds of the initial public offering and the assumption of $14.0 million of debt (excluding $1.8 million of premium). Premiums are recorded upon assumption of debt at the time of acquisition to account for above-market interest rates. In addition, we acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. These properties were acquired for aggregate cash consideration of approximately $323.2 million using net proceeds of our initial public offering and the assumption of $29.0 million of debt (excluding $3.2 million of premium). Together, the 13 properties represent a total of 2.3 million rentable square feet of laboratory and office space. The seller of the Bridgeview property exercised its right to extend the closing date on a portion of the property, consisting of one building representing $16.1 million (or approximately 50% of the purchase price), to March 2005 to facilitate a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code.
      Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. As of March 28, 2005, we had 29 employees.
      Our principal offices are located at 17140 Bernardo Center Drive, Suite 222, San Diego, California 92128. Our telephone number at that location is (858) 485-9840. Our website is located at www.biomedrealty.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to

Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.
2004 Highlights Since Our Initial Public Offering
      On October 21, 2004, we completed the acquisition of San Diego Science Center for approximately $29.8 million in cash. The purchase price was funded through our revolving credit facility. The property contains 105,364 rentable square feet of laboratory and office space and was 84.8% leased to multiple tenants as of December 31, 2004.
      On November 18, 2004, we completed the acquisition of Ardentech Court in Fremont, California, for approximately $10.5 million, which was funded through cash on hand of $5.7 million and an assumed mortgage of $4.8 million (excluding $622,000 of premium) at a fixed interest rate of 7.25% that matures on July 1, 2012. The property contains 55,588 rentable square feet of laboratory and office space and was 100% leased to Vicuron Pharmaceuticals as of December 31, 2004.
      On December 17, 2004, we completed the acquisition of two properties located in Baltimore, Maryland, for approximately $25.4 million, which was funded through cash on hand and our revolving credit facility. The two properties contain 168,817 rentable square feet of laboratory and office space and were 100% leased to Guilford Pharmaceuticals as of December 31, 2004.
      On December 28, 2004, we completed a $49.3 million, five-year mortgage financing with The Northwestern Mutual Life Insurance Company at a rate of 4.55% per annum that matures on January 1, 2010. The debt is secured by three properties: Towne Centre Drive, Monte Villa Parkway and Bayshore Boulevard. The proceeds were used in part to repay outstanding borrowings under our revolving credit facility.
      Since our initial public offering through December 31, 2004, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.4197 per common share and unit, representing one full quarterly dividend of $0.27 and a partial third quarter dividend of $0.1497 per common share and unit.
Subsequent Events
      On March 1, 2005, we invested approximately $5.1 million in a majority owned joint venture that purchased a 43,036 square foot vacant building located at 9535 Waples in San Diego. We anticipate expanding and improving the building to reposition it as laboratory space. We have entered into an agreement with our joint venture partner, which will be responsible for construction, leasing and management.
      On March 16, 2005, we acquired the third building on our Bridgeview property in Hayward, California for approximately $16.2 million. The purchase price was funded through our revolving credit facility. The property contains 50,400 rentable square feet of laboratory and office space and was 100.0% leased to Cell Genesys, Inc. as of the date of acquisition.
      On March 17, 2005, we acquired a building located at 7 Graphics Drive in Ewing, New Jersey for approximately $7.7 million. The purchase price was funded through our revolving credit facility and cash on hand. The property contains 72,300 rentable square feet of laboratory and office space and was 14.8% leased as of the date of acquisition. We intend to lease the remaining space as part of a conversion to a multi-tenant laboratory facility.
      On March 14, 2005, we declared our first quarter 2005 dividend in the amount of $0.27 per common share and operating partnership unit. The dividend is payable on April 15, 2005 to stockholders of record at the close of business on March 31, 2005. The dividend is equivalent to an annualized dividend of $1.08 per common share and unit.

Growth Strategy
      Our success and future growth potential is based upon the unique real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this fast growing industry.
      Our internal growth strategy includes:

•	access to cost-effective capital, enabling us to finance tenant improvements and lease available space to high quality, long-term tenants,

•	predictable and consistent earnings growth through annual contractual rent increases,

•	close monitoring of our existing tenants to address opportunities to renew, extend or modify existing leases and find additional expansion opportunities,

•	continual evaluation of redevelopment opportunities to convert existing office and industrial space into laboratory space, and

•	an ability to leverage tenant-financed improvements to encourage tenant renewals or to substantially increase rental rates at the end of the lease.
      Our external growth strategy includes:

•	an ability to capitalize on management’s extensive acquisition expertise and extensive industry relationships among life science tenants, property owners and real estate brokers,

•	a focus on acquiring properties leased to high quality life science tenants at attractive yields with potential upside through lease-up, redevelopment or additional development,

•	the selective development of life science space in target market locations, and

•	an emphasis on location of potential acquisitions in relation to academic and research institutions to support long-term value.
Target Markets
      Our seven target markets — San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/ New Jersey and Boston — have emerged as the primary hubs for research and development and production in the life science industry. Each of these markets benefit from mature life science companies located in the region, which provide scale and stability to the market — in addition to a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.
Positive Life Science Trends
      We believe that there is a likelihood for continued growth in the life science industry due to several factors:

•	the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and services,

•	the existing high level of and continuing increase in research and development expenditures, as represented by a recent survey by the Pharmaceutical Research and Manufacturers of America (PhRMA) indicating that research and development spending climbed to a record $38.8 billion in 2004 from $34.5 billion in the prior year, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
      We are uniquely positioned to benefit from these favorable dynamics, coupled with the corresponding positive impact on our life science industry tenants.

Experienced Management
      We have created and continue to develop a life science real estate-oriented management team, dedicated to maximizing current and long-term returns and growth for our stockholders. Our executive officers have acquired, developed, owned, leased and managed in excess of $1 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.
Regulation

General
      Our properties are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe that we have the necessary permits and approvals to operate each of our properties.

Americans with Disabilities Act
      Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. The tenants are generally responsible for any additional amounts required to conform their construction projects to the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters
      Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remove hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable for property damage and for investigation, clean-up and monitoring costs incurred in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from the other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment on that property.
      Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials, or ACMs, and potential ACMs in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions our stockholders.”
      Federal, state and local laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and any water pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.”
      In addition, our leases generally provide that (1) the tenant is responsible for all environmental liabilities relating to the tenant’s operations, (2) we are indemnified for such liabilities and (3) the tenant must comply with all environmental laws and regulations. Such a contractual arrangement, however, does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such an arrangement. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. In addition, if there is a violation of such a requirement in connection with a tenant’s operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation and pay related fines.
      Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environment concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures.
      While we may purchase our properties on an “as is” basis, all of our purchase contracts contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. We receive environmental reports on all prospective properties.
      We believe that our properties comply in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.
Insurance
      We carry comprehensive liability, fire, workers’ compensation, extended coverage, terrorism and rental loss insurance covering all of our properties under a blanket policy, except with respect to property and fire insurance on our McKellar Court and Science Center Drive properties, which is carried directly by the tenants. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by future spills or the historic presence of previously undiscovered hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. Our properties located in the San Diego and San Francisco areas are subject to earthquakes. We presently carry earthquake insurance on our Industrial Road property in San Francisco but do not carry earthquake insurance on our other properties in San Francisco or San Diego. The amount of earthquake insurance coverage we do carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.” However, we believe that all of our properties are adequately insured, consistent with industry standards.
Competition
      We are one of only two publicly traded entities focusing primarily on the acquisition, management, expansion and selective development of properties designed for life science tenants (the other such entity being Alexandria Real Estate Equities, Inc.). However, various entities, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers invest in properties occupied by life science tenants and therefore compete for investment opportunities with us. Because properties designed for life science tenants typically contain improvements that are specific to tenants operating in the life science industry, we believe that we will be able to maximize returns on investments as a result of:

•	our expertise in understanding the real estate needs of life science industry tenants;

•	our ability to identify and acquire those properties with generic laboratory infrastructure that appeal to a wide range of life science industry tenants; and

•	our expertise in identifying and evaluating life science industry tenants.
      However, many of our competitors have substantially greater financial resources than we do and may be able to accept more risks, including risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. These concessions could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
Foreign Operations
      We do not engage in any foreign operations or derive any revenue from foreign sources.
Segment Financial Information
      Financial information by segment is presented in Note 11 to the consolidated financial statements in Item 8 of this report.

Risk Factors

Risks Related to Our Properties, Our Business and Our Growth Strategy
      Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.
      As of December 31, 2004, we had 56 tenants in 17 properties. Two of our tenants, Centocor, Inc. (a subsidiary of Johnson & Johnson) and Nektar Therapeutics, represented 10.7% and 9.8%, respectively, of our annualized base rent, and 9.6% and 4.8%, respectively, of our total leased rentable square footage. Our ten largest tenants comprised 63.5% of our annualized base rent. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.
      Tenants in the life science industry face high levels of regulation, expense and uncertainty that may adversely affect their ability to pay us rent and consequently adversely affect our business.
      Life science entities comprise the vast majority of our tenant base. Because of our dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business, and thus our ability to make distributions to our stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:

•	Our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies. If private investors, the government or other sources of funding are unavailable to support such development, a tenant’s business may fail.

•	The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect our tenant’s entire business and its ability to pay rent.

•	Our tenants with marketable products may be adversely affected by health care reform efforts and the reimbursement policies of government or private health care payors.

•	Our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.

•	Collaborative relationships with other life science entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.
      We cannot assure you that our tenants in the life science industry will be successful in their businesses. If our tenants’ businesses are adversely affected, they may have difficulty paying us rent.

      Because particular upgrades are required for life science tenants, improvements to our properties involve greater expenditures than traditional office space, which costs may not be covered by the rents our tenants pay.
      The improvements generally required for our properties’ infrastructure are more costly than for other property types. Typical infrastructural improvements include the following:

•	reinforced concrete floors,

•	upgraded roof structures for greater load capacity,

•	increased floor-to-ceiling clear heights,

•	heavy-duty HVAC systems,

•	enhanced environmental control technology,

•	significantly upgraded electrical, gas and plumbing infrastructure, and

•	laboratory benchwork.
      Our tenants generally pay higher rent on our properties than tenants in traditional office space. However, we cannot assure you that our tenants will continue to do so in the future or that the rents paid will cover the additional costs of upgrading the properties.
      Because of the unique and specific improvements required for our life science tenants, we may be required to incur substantial renovation costs to make our properties suitable for other life science tenants or other office tenants, which could adversely affect our operating performance.
      We acquire or develop properties that include laboratory space and other features that we believe are generally desirable for life science industry tenants. However, different life science industry tenants may require different features in their properties, depending on each tenant’s particular focus within the life science industry. If a current tenant is unable to pay rent, we may incur substantial expenditures to modify the property before we are able to re-lease the space to another life science industry tenant. This could hurt our operating performance. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to re-lease the space.
      Additionally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations. Accordingly, any downturn in the life science industry may have a substantial negative impact on our properties’ values.
      The geographic concentration of our properties in California makes our business particularly vulnerable to adverse conditions affecting this market.
      Ten of our 17 properties are located in California, with six in San Diego and four in San Francisco. As of December 31, 2004, these properties represented 44.0% of our annualized base rent and 39.2% of our total leased rentable square footage. Because of this concentration in one geographic region, we are particularly vulnerable to adverse conditions affecting California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and other natural disasters occurring in the region. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes because of our properties’ concentration in California. The close proximity of our four properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country.

      Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.
      In our formation transactions, our executive officers, Alan D. Gold, Gary A. Kreitzer, John F. Wilson, II and Matthew G. McDevitt, and certain other individuals contributed six properties to our operating partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold, Kreitzer, Wilson and McDevitt and the other contributors of those assets would suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify those contributors against such adverse tax consequences for a period of ten years. This indemnification will help those contributors to preserve their tax positions after their contributions. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt, some of which must be property specific, that the contributors can guarantee in order to defer any taxable gain they may incur if our operating partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During the indemnification period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to our stockholders.
      While we may seek to enter into tax-efficient joint ventures with third party investors, we currently have no intention of disposing of these properties or interests in entities holding the properties in transactions that would trigger our tax indemnification obligations. The involuntary condemnation of one or more of these properties during the indemnification period could, however, trigger the tax indemnification obligations described above. The tax indemnity would equal the amount of the federal and state income tax liability the contributor would incur with respect to the gain allocated to the contributor. The calculation of the indemnity payment would not be reduced due to the time value of money or the time remaining within the indemnification period. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. Messrs. Gold, Kreitzer, Wilson and McDevitt are potential recipients of these indemnification payments. Because of these potential payments their personal interests may diverge from those of our stockholders.
      We have limited operating history as a REIT and as a public company and may not be successful in operating as a public REIT, which may adversely affect our ability to make distributions to stockholders.
      We were formed in April 2004 and have limited operating history as a REIT and as a public company. Our board of directors and executive officers have overall responsibility for our management, but only our Chief Executive Officer, Executive Vice President and one of our independent directors have prior experience in operating a business in accordance with the requirements of the Code for maintaining qualification as a REIT. We cannot assure you that our management team’s past experience will be sufficient to operate our company successfully as a REIT or as a public company. Failure to maintain REIT status would have an adverse effect on our cash available for distribution to stockholders.
      Our expansion strategy may not yield the returns expected, may result in disruptions to our business, may strain our management resources and may adversely affect our operations.
      In addition to our existing California markets, we also own properties in Seattle, Maryland, Pennsylvania and New York/New Jersey and intend to expand our operations into Boston, each of which is currently a leading market in the United States for the life science industry. We cannot assure you that these markets will remain favorable to the life science industry. These markets also may prove to be less stable than our current markets, and we may incur delays, problems and expenses not typically encountered in our current markets.

Accordingly, we cannot assure you that these markets will continue to grow or that we will be successful entering these markets.
      We expect to continue to expand rapidly. This anticipated rapid growth will require substantial attention from our existing management team, which may divert management’s attention from our current properties. Implementing our growth plan also will require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.
      We may be unable to acquire, develop or operate new properties successfully, which could harm our financial condition and ability to pay distributions to our stockholders.
      We continue to evaluate the market for available properties and may acquire office, laboratory and other properties when opportunities exist. We also may develop or substantially renovate office and other properties. Acquisition, development and renovation activities are subject to significant risks, including:

•	changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction,

•	we may be unable to obtain financing on favorable terms (or at all),

•	we may spend more time or money than we budget to improve or renovate acquired properties or to develop new properties,

•	we may be unable to quickly and efficiently integrate new properties, particularly if we acquire portfolios of properties, into our existing operations,

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates,

•	if we develop properties, we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations,

•	we are less familiar with the development of properties in markets outside of California,

•	acquired and developed properties may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service, and

•	we may acquire land, properties or entities owning properties which are subject to liabilities and for which, in the case of unknown liabilities, we may have limited or no recourse.
      The realization of any of the above risks could significantly and adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders.
      Our success depends on key personnel with extensive experience dealing with the real estate needs of life science tenants, and the loss of these key personnel could threaten our ability to operate our business successfully.
      Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Mr. Gold, our Chairman, President and Chief Executive Officer, Mr. Kreitzer, our Executive Vice President, General Counsel and Secretary, Mr. Wilson, our Chief Financial Officer, and Mr. McDevitt, our Vice President, Acquisitions. Among the reasons that Messrs. Gold, Kreitzer,

Wilson and McDevitt are important to our success is that each has a national or regional reputation in the life science industry based on their extensive real estate experience in dealing with life science tenants and properties. Each member of our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Kreitzer, Wilson and McDevitt, but we cannot guarantee that they will not terminate their employment prior to the end of the term.
      The bankruptcy of a tenant may adversely affect the income produced by and the value of our properties.
      The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a Bankruptcy Court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full.
      Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, or NYSE, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
      Future acts of terrorism or war or the risk of war may have a negative impact on our business.
      The continued threat of terrorism and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce. There can be no assurance that the armed hostilities will not escalate or that these terrorist attacks, or the United States’ responses to them, will not lead to further acts of terrorism and civil disturbances, which may further contribute to economic instability. Any armed conflict, civil unrest or additional terrorist activities, and the attendant political instability and societal disruption, may adversely affect our results of operations, financial condition and future growth.

Risks Related to the Real Estate Industry
      Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.
      We are one of only two publicly traded entities focusing primarily on the acquisition, management, expansion and selective development of properties designed for life science tenants. However, various entities, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers invest in properties containing life science tenants and therefore compete for investment opportunities with us. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
      Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.
      We carry comprehensive liability, fire, workers’ compensation, extended coverage, terrorism and rental loss insurance covering all of our properties under a blanket policy, except with respect to property and fire insurance on our McKellar Court and Science Center Drive properties, which is carried directly by the tenants. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. A substantial portion of our properties are located in San Diego and San Francisco, California, areas especially subject to earthquakes. We presently carry earthquake insurance on our Industrial Road property in San Francisco but do not carry earthquake insurance on our other properties in San Francisco or San Diego. The amount of earthquake insurance coverage we do carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.
      If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
      Our performance and value are subject to risks associated with the ownership and operation of real estate assets and with factors affecting the real estate industry.
      Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, our scheduled principal payments on debt and our capital expenditure requirements.

Events and conditions that are beyond our control may decrease our cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduced demand for life science office and laboratory space,

•	inability to collect rent from tenants,

•	vacancies or our inability to rent space on favorable terms,

•	increased operating costs, including insurance premiums, utilities and real estate taxes,

•	the ongoing need for capital improvements, particularly in older structures,

•	costs of complying with changes in governmental regulations, including tax laws,

•	the relative illiquidity of real estate investments,

•	changing submarket demographics, and

•	civil unrest, acts of war and natural disasters, including earthquakes, floods and fires, which may result in uninsured and underinsured losses.
      In addition, we could experience a general decline in rents or an increased incidence of defaults under existing leases if any of the following occur:

•	periods of economic slowdown or recession,

•	rising interest rates,

•	declining demand for real estate, or

•	the public perception that any of these events may occur.
      Any of these events could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders.
      Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions.
      Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. Furthermore, our Landmark at Eastview property is subject to a ground lease until certain property subdivisions are completed, at which time the ground lease will terminate and we will obtain fee simple title to the property. If those subdivisions are not completed, the property will remain subject to the ground lease, which could make it more difficult to sell the property. In addition, REIT requirements may subject us to confiscatory taxes on gain recognized from the sale of property if the property is considered to be held primarily for sale in the ordinary course of our business. To prevent these taxes, we may comply with safe harbor rules relating to the number of properties sold in a year, how long we owned the properties, their tax bases and the cost of improvements made to those properties. However, we can provide no assurance that we will be able to successfully comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.
      We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to pay distributions to our stockholders.
      If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed properties.

In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.
      We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.
      Our properties may be subject to environmental liabilities. Under various federal, state and local laws, a current or previous owner, operator or tenant of real estate can face liability for environmental contamination created by the presence, discharge or threat of discharge of hazardous or toxic substances. Liabilities can include the cost to investigate, clean up and monitor the actual or threatened contamination and damages caused by the contamination (or threatened contamination). Environmental laws typically impose such liability regardless of:

•	our knowledge of the contamination,

•	the timing of the contamination,

•	the cause of the contamination, or

•	the party responsible for the contamination.
      The liability under such laws may be strict, joint and several, meaning that we may be liable regardless of whether we knew of, or were responsible for, the presence of the contaminants, and the government entity or private party may seek recovery of the entire amount from us even if there are other responsible parties. Liabilities associated with environmental conditions may be significant and can sometimes exceed the value of the affected property. The presence of hazardous substances on a property may adversely affect our ability to sell or rent that property or to borrow using that property as collateral.
      Some of our properties have had contamination in the past that required cleanup. We believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material. However, we cannot guarantee that such contamination does not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. One of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. We do not expect this matter to materially adversely affect the property’s value or the cash flows related to that property, but we can provide no assurances to that effect.
      Environmental laws also:

•	may require the removal or upgrade of underground storage tanks,

•	regulate storm water, wastewater and water pollutant discharge,

•	regulate air pollutant emissions,

•	regulate hazardous materials generation, management and disposal, and

•	regulate workplace health and safety.
      Life science industry tenants, our primary tenant industry focus, frequently use hazardous materials, chemicals and biological and radioactive compounds. Our tenants’ controlled use of these materials subjects us and our tenants to laws that govern using, manufacturing, storing, handling and disposing of such materials and certain byproducts of those materials. We are unaware of any of our existing tenants violating applicable laws and regulations, but we and our tenants cannot completely eliminate the risk of contamination or injury from these materials. If our properties become contaminated, or if a party is injured, we could be held liable for any damages that result. Such liability could exceed our resources and any environmental remediation insurance coverage we have, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.
      We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.
      Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and may impose fines and penalties if we fail to comply with these requirements. Failure to comply with these laws, or even the presence of ACMs, may expose us to third-party liability. Some of our properties contain ACMs, and we could be liable for such fines or penalties, as described above in “Item 1. Business — Regulation — Environmental Matters.”
      Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to make distributions to our stockholders.
      When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability to our tenants, their or our employees, and others if property damage or health concerns arise.
      Compliance with the Americans with Disabilities Act and similar laws may require us to make significant unanticipated expenditures.
      All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties is not in compliance with the ADA, then we would be required to bring the offending properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected.
      We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to make distributions.
      Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. We believe that our properties are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Risks Related to Our Organizational Structure
      Conflicts of interest could result in our management acting other than in our stockholders’ best interests.
      Our Chairman, President and Chief Executive Officer beneficially owns 4.2% of our common stock on a fully diluted basis and exercises substantial influence over our business and, as a result, he may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders. As of March 28, 2005, Mr. Gold, our Chairman, President and Chief Executive Officer, beneficially owned 136,867 shares of our common stock and units which may be exchanged for 1,320,780 shares of our common stock, representing a total of approximately 4.2% of our outstanding common stock on a fully diluted basis. Consequently, Mr. Gold has substantial influence over us and could exercise his influence in a manner that may not be in the best interests of our stockholders.
      We may choose not to enforce, or to enforce less vigorously, our rights under contribution and other agreements because of conflicts of interest with certain of our officers. Messrs. Gold, Kreitzer, Wilson and McDevitt, some of their spouses and parents, and other individuals and entities not affiliated with us or our management, had ownership interests in the properties contributed to our operating partnership in our formation transactions. Under the agreements relating to the contribution of those interests, we are entitled to indemnification and damages in the event of breaches of representations or warranties made by Messrs. Gold, Kreitzer, Wilson and McDevitt and other contributors. In addition, Messrs. Gold, Kreitzer, Wilson and McDevitt have entered into employment agreements with us pursuant to which they have agreed to devote substantially full-time attention to our affairs. None of these contribution and employment agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution and employment agreements because of our desire to maintain our ongoing relationships with the individuals involved.
      Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.
      Our charter contains a 9.8% ownership limit that may delay, defer or prevent a change of control transaction. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the value of our outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of our common stock. The board may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
      We could authorize and issue stock without stockholder approval that may delay, defer or prevent a change of control transaction. Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. The board may also, without stockholder approval, amend our charter to increase the authorized number of shares of our common stock or our preferred stock that we may issue. The board of directors could establish a series of common stock or preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.
      Certain provisions of Maryland law could inhibit changes in control that may delay, defer or prevent a change of control transaction. Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof. The business combinations are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes special appraisal rights and special stockholder voting requirements on such combinations, and

•	“control share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” have no voting rights unless holders of two-thirds of our voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares.”
      We have opted out of these provisions of the MGCL. In the case of the business combination provisions of the MGCL, we opted out by resolution of our board of directors with respect to any business combination between us and any person provided such business combination is first approved by our board of directors (including a majority of directors who are not affiliates or associates of such person). In the case of the control share provisions of the MGCL, we opted out pursuant to a provision in our bylaws. However, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL. Further, we may opt in to the control share provisions of the MGCL in the future by amending our bylaws, which our board of directors can do without stockholder approval.
      The partnership agreement, Maryland law, and our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
      Our board of directors may amend our investing and financing policies without stockholder approval, and, accordingly, our stockholders would have limited control over changes in our policies that could increase the risk we default under our debt obligations or that could harm our business, results of operations and share price.
      Our board of directors has adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. Total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt-to-total capitalization ratio), plus the aggregate value of operating partnership units we do not own, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Our board of directors may alter or eliminate our current policy on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage policies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk we would default on our debt.
      We may invest in properties with other entities, and our lack of sole decision-making authority or reliance on a co-venturer’s financial condition could make these joint venture investments risky.
      We have in the past and may continue in the future to co-invest with third parties through partnerships, joint ventures or other entities. We may acquire non-controlling interests or share responsibility for managing the affairs of a property, partnership, joint venture or other entity. In such events, we would not be in a position to exercise sole decision-making authority regarding the property or entity. Investments in entities may, under certain circumstances, involve risks not present were a third party not involved. These risks include the possibility that partners or co-venturers:

•	might become bankrupt or fail to fund their share of required capital contributions,

•	may have economic or other business interests or goals that are inconsistent with our business interests or goals, and

•	may be in a position to take actions contrary to our policies or objectives.
      Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers if:

•	we structure a joint venture or conduct business in a manner that is deemed to be a general partnership with a third party, in which case we could be liable for the acts of that third party,

•	third-party managers incur debt or other liabilities on behalf of a joint venture which the joint venture is unable to pay, and the joint venture agreement provides for capital calls, in which case we could be liable to make contributions as set forth in any such joint venture agreement, or

•	we agree to cross-default provisions or to cross-collateralize our properties with the properties in a joint venture, in which case we could face liability if there is a default relating to those properties in the joint venture or the obligations relating to those properties.

Risks Related to Our Capital Structure
      Debt obligations expose us to increased risk of property losses and may have adverse consequences on our business operations and our ability to make distributions.
      We have used and will continue to use debt to finance property acquisitions. Our use of debt may have adverse consequences, including the following:

•	Required payments of principal and interest may be greater than our cash flow from operations.

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.

•	If we default on our debt obligations, the lenders or mortgagees may foreclose on our properties that secure those loans. Further, if we default under a mortgage loan, we will automatically be in default on any other loan that has cross-default provisions, and we may lose the properties securing all of these loans.

•	A foreclosure on one of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the secured debt. If the outstanding balance of the secured debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure without realizing any accompanying cash proceeds to pay the tax (or to make distributions based on REIT taxable income).

•	We may not be able to refinance or extend our existing debt. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to make distributions to our stockholders at expected levels or at all.

•	Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to make distributions to stockholders.
      As of December 31, 2004, we had outstanding mortgage indebtedness of $96.9 million, secured by eight properties, as well as $2.3 million associated with our unconsolidated partnership. We had no borrowings outstanding under our $100.0 million unsecured credit facility. We may incur additional debt in connection with future acquisitions. Our organizational documents do not limit the amount or percentage of debt that we may incur.
      Our credit facility includes restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.
      Our credit facility imposes restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio of 50% during the term of the loan, which could have the effect of reducing our ability to incur additional debt and consequently reduce our ability to make distributions to our stockholders. Our credit facility also contains limitations on our ability to make distributions to our stockholders in excess of those required to maintain our REIT status. Specifically, our credit facility limits distributions to 95% of funds from operations plus cash payments received under master leases on our King of Prussia and Bayshore Boulevard properties, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. In addition, our credit facility contains covenants that limit our ability to further mortgage our properties or reduce insurance coverage, and that require us to maintain specified levels of net tangible assets. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans.
      We may engage in hedging transactions, which can limit our gains and increase exposure to losses.
      We may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection.

•	The duration of the hedge may not match the duration of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.
      Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from qualified hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent. For the period from August 11, 2004 to December 31, 2004, we were not a party to any hedging transactions.
      Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
      Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our $100.0 million unsecured credit facility, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
      If we fail to successfully obtain external sources of capital, which is outside of our control, we may be unable to make distributions to our stockholders, maintain our REIT qualification, or fund growth.
      In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of our common stock.
      Additionally, if the ground lease underlying our Landmark at Eastview property remains in place, it could be more difficult to borrow using that property as collateral. Our inability to obtain capital from third-party sources will adversely affect our business and limit our growth. Without sufficient capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

Risks Related to Our REIT Status
      Our failure to qualify as a REIT under the Code would result in significant adverse tax consequences to us and would adversely affect our business and the value of our stock.
      We believe that we have operated and intend to continue operating in a manner that will allow us to qualify as a REIT for federal income tax purposes under the Code. However, the REIT qualification requirements under the Code are complex and technical, and the judicial and administrative interpretations of these Code provisions are limited. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that we will be successful in qualifying as a REIT.
      If we fail to qualify as a REIT in any tax year, we will face serious adverse tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

•	we would not be allowed to deduct distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates,

•	we could also be subject to the federal alternative minimum tax and possibly increased state and local taxes, and

•	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year in which we were disqualified.
      In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as ordinary corporate distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock.
      Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow.
      Even if we remain qualified as a REIT for tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed amount.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale or other disposition of “foreclosure property” that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% penalty tax. A “prohibited transaction” is, in general, a sale or other disposition of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
      To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.
      To qualify as a REIT, we must distribute to our stockholders certain amounts each year based on our income as described above. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from:

•	differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes,

•	the effect of non-deductible capital expenditures,

•	the creation of reserves, or

•	required debt or amortization payments.
      We may need to borrow funds at times when the then-prevailing market conditions are not favorable for these borrowings. These borrowings could increase our costs or reduce our equity and adversely affect the value of our common stock.
      To maintain our REIT status, we may be forced to forego otherwise attractive opportunities.
      To qualify as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution.

Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
      The ownership limitations in our charter may restrict or prevent stockholders from engaging in certain transfers of our stock.
      Our charter contains restrictions on the ownership and transfer of our capital stock that are intended to assist us in complying with the requirements imposed on REITs by the Code. The ownership limits contained in our charter provide that, subject to certain specified exceptions, no person or entity may own more than 9.8% of the value of our outstanding shares of capital stock, and no person or entity may own more than 9.8% (by number or value, whichever is more restrictive) of the outstanding shares of our common stock. Our charter also (1) prohibits any person from actually or constructively owning shares of our capital stock that would cause us to be “closely held” under Section 856(h) of the Code or would otherwise cause us to fail to qualify as a REIT and (2) voids any transfer that would result in shares of our capital stock being owned by fewer than 100 persons. The constructive ownership rules of the Code are complex, and may cause shares of our capital stock owned actually or constructively by a group of related individuals and/or entities to be constructively owned by one individual or entity. As a result, acquisition of less than 9.8% of the shares of our capital stock (or the acquisition of an interest in equity of, or in certain affiliates or subsidiaries of, an entity that owns, actually or constructively, our capital stock) by an individual or entity, could cause that individual or entity, or another individual or entity, to own constructively shares in a manner that would violate the 9.8% ownership limits or such other limit as provided in our charter or permitted by our board of directors. Our board of directors may, but in no event will be required to, waive the 9.8% ownership limit with respect to a particular stockholder if it determines that the ownership will not jeopardize our status as a REIT. As a condition of granting such a waiver, our board of directors may require a ruling from the IRS or an opinion of counsel satisfactory to our board and will obtain undertakings or representations from the applicant with respect to preserving our status as a REIT. Pursuant to our charter, if any purported transfer of our capital stock or any other event would result in any person violating the ownership limits set forth in our charter or otherwise permitted by our board of directors, then the transfer will be void and of no force or effect as to that number of shares in excess of the applicable limit. Such excess shares will be automatically transferred, pursuant to our charter, to a trust, the beneficiary of which will be a qualified charitable organization we select.

Risks Related to the Ownership of Our Stock
      The market price and trading volume of our common stock may be volatile.
      The market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
      Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends,

•	changes in our funds from operations or earnings estimates,

•	publication of research reports about us or the real estate industry,

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield,

•	changes in market valuations of similar companies,

•	adverse market reaction to any additional debt we incur in the future,

•	additions or departures of key management personnel,

•	actions by institutional stockholders,

•	speculation in the press or investment community,

•	the realization of any of the other risk factors presented in this report, and

•	general market and economic conditions.
      An increase in market interest rates may have an adverse effect on the market price of our securities.
      Changes in market interest rates have historically affected the trading prices of equity securities issued by REITs. One of the factors that will influence the price of our common stock will be the dividend yield on the common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield. Further, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could harm our financial condition and results of operations and could cause the market price of our common stock to fall.
      Broad market fluctuations could negatively impact the market price of our common stock.
      The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock.
      Our distributions to stockholders may decline at any time.
      We may not continue our current level of distributions to stockholders. Our board of directors will determine future distributions based on a number of factors, including:

•	cash available for distribution,

•	operating results,

•	our financial condition, especially in relation to our anticipated future capital needs,

•	then current expansion plans,

•	the distribution requirements for REITs under the Code, and

•	other factors our board deems relevant.
      The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.
      We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of March 28, 2005, we had outstanding 31,432,558 shares of our common stock, as well as units in our operating partnership which may be exchanged for 2,870,564 shares of our common stock. In addition, we had reserved an additional 2,117,442 shares of common stock for future issuance under our incentive award plan. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of operating partnership units, or the perception that such sales might occur, could adversely affect the market price of our common stock.
      Any of the following could have an adverse effect on the market price of our common stock:

•	the exchange of units for common stock,

•	the exercise of any options granted to certain directors, executive officers and other employees under our incentive award plan,

•	issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of our common stock.

      Additionally, the existence of units, options and shares of our common stock reserved for issuance upon exchange of units may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of our common stock may be dilutive to existing stockholders.
      Each of our directors and executive officers has entered into a lock-up agreement restricting the sale of his or her shares for up to one year following our initial public offering, which expires in August 2005. Raymond James & Associates, Inc., at any time, may release all or a portion of the common stock subject to the foregoing lock-up provisions. If the restrictions under such agreements are waived, the affected common stock may be available for sale into the market, which could reduce the market price of our common stock.
      From time to time we also may issue shares of our common stock or operating partnership units in connection with property, portfolio or business acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of our common stock, or the perception that these sales could occur, may adversely affect the prevailing market price of our common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.
Forward-Looking Statements
      We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or the California region,

•	general economic conditions,

•	our ability to compete effectively,

•	defaults on or non-renewal of leases by tenants,

•	increased interest rates and operating costs,

•	our failure to obtain necessary outside financing,

•	our ability to successfully complete real estate acquisitions, developments and dispositions,

•	our failure to successfully operate acquired properties,

•	our failure to maintain our status as a REIT,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	financial market fluctuations, and

•	changes in real estate and zoning laws and increases in real property tax rates.
      While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section above entitled “Risk Factors.”

Item 2.	Properties
Existing Portfolio
      At December 31, 2004, our portfolio consisted of 17 properties, which included 33 buildings with an aggregate of approximately 2.6 million rentable square feet of laboratory and office space. We also own three undeveloped land parcels adjacent to two of our existing properties that we believe can support up to 548,000 rentable square feet of laboratory and office space.
      The following summarizes our existing portfolio at December 31, 2004:

			Percent
			of
	Number	Rentable	Rentable	Approximate		Current	Percent	Annualized
	of	Square	Square	Percentage	Percent	Annualized	Annualized	Revenue per Leased
Market	Properties	Feet	Feet	Lab Space	Leased	Revenues(1)	Revenues	Square Foot

						(In thousands)
San Francisco	4	623,570	23.7%	50%	88.8%	$12,889	21.7%	$23.28
San Diego(2)	6	444,467	16.9%	50%	96.4%	13,257	22.3%	30.94
Seattle	2	185,989	7.1%	60%	100.0%	6,249	10.5%	33.60
New York/ New Jersey	1	751,648	28.6%	65%	94.9%	14,902	25.1%	20.89
Pennsylvania	2	454,859	17.3%	50%	100.0%	9,498	16.0%	20.88
Maryland	2	168,817	6.4%	70%	100.0%	2,625	4.4%	15.55

Total/ Weighted Average	17	2,629,350	100.0%		95.3%	$59,420	100.0%	$23.72

(1)	In this and other tables, current annualized revenue is the monthly contractual rent under existing leases at December 31, 2004, multiplied by 12 months. Includes contractual amounts to be received pursuant to master lease agreements with the sellers on certain properties, which are not included in rental income for U.S. generally accepted accounting principles, or GAAP.

(2)	Includes 72,863 square feet (or 2.8% of the portfolio) of an unconsolidated partnership, of which we own 21%.

      The following table sets forth information related to the properties we owned, or had an ownership interest in, at December 31, 2004:

										Annualized
										Revenue per
		Number		Rentable	Percent of	Approximate		Current	Percent	Leased
		of	Year Built/	Square	Rentable	Percentage	Percent	Annualized	Annualized	Square
Property	Market	Buildings	Renovated	Feet	Square Feet	Lab Space	Leased	Revenues	Revenues	Foot

								(In thousands)
Industrial Road	San Francisco	1	2001	171,965	6.6%	50%	73.0%	$5,825	9.8%	$46.43
Bridgeview	San Francisco	2	1977/1998	212,673	8.1%	30%	89.0%	1,849	3.1%	9.77
Bayshore Boulevard	San Francisco	3	2000	183,344	7.0%	75%	100.0%	4,203	7.1%	22.92
Ardentech Court	San Francisco	1	1997/2001	55,588	2.1%	40%	100.0%	1,010	1.7%	18.17
McKellar Court(1)	San Diego	1	1988	72,863	2.8%	50%	100.0%	1,639	2.8%	22.49
Bernardo Center Drive	San Diego	1	1974/1992	61,286	2.3%	—	100.0%	2,113	3.6%	34.48
Science Center Drive	San Diego	1	1995	53,740	2.0%	80%	100.0%	1,660	2.8%	30.88
Balboa Avenue	San Diego	1	1968/2000	35,344	1.3%	—	100.0%	642	1.1%	18.17
Towne Centre Drive	San Diego	3	2001	115,870	4.4%	50%	100.0%	3,824	6.4%	33.00
San Diego Science Center	San Diego	1	1973/2002	105,364	4.0%	60%	84.8%	3,381	5.6%	37.81
Landmark at Eastview	New York	8	1958/1999	751,648	28.6%	65%	94.9%	14,902	25.1%	20.89
King of Prussia	Pennsylvania	5	1954/2004	427,109	16.3%	50%	100.0%	9,121	15.3%	21.35
Eisenhower Road	Pennsylvania	1	1973/2000	27,750	1.1%	20%	100.0%	377	0.6%	13.60
Elliott Avenue	Seattle	1	1925/2004	134,989	5.1%	60%	100.0%	5,077	8.5%	37.61
Monte Villa Parkway	Seattle	1	1996/2002	51,000	1.9%	60%	100.0%	1,172	2.0%	22.99
Beckley Street	Maryland	1	1999	77,225	2.9%	70%	100.0%	1,575	2.7%	20.39
Tributary Street	Maryland	1	1983/1998	91,592	3.5%	70%	100.0%	1,050	1.8%	11.46

Total/ Weighted Average		33		2,629,350	100%		95.3%	$59,420	100%	$23.72

(1)	This property is an unconsolidated partnership, of which we own 21%.

Tenant Information
      Our properties are currently leased to approximately 56 tenants, many of which are public companies. The following table presents information regarding our 20 largest tenants based on percentage of annualized revenue as of December 31, 2004:

		Current	Annualized	Percent	Lease
		Annualized	Revenue per	Annualized	Expiration
Tenant	Square Feet	Revenue	Square Feet	Revenue	Date

	(In thousands)
Centocor, Inc. (a Johnson & Johnson subsidiary)	251,731	$6,321	$25.11	10.7%	Mar-10
Nektar Therapeutics(1)	125,491	5,826	46.43	9.8%	Oct-16
Regeneron Pharmaceuticals, Inc.(2)	211,813	4,686	22.12	7.9%	Dec-09
Illumina, Inc.	115,870	3,824	33.00	6.4%	Aug-14
Crompton Corporation	182,829	3,377	18.47	5.7%	Dec-09
Intermune, Inc.	55,898	3,207	57.37	5.4%	Apr-11
Chiron Corporation	71,153	2,858	40.17	4.8%	Mar-08
The Rubenstein Company	175,378	2,800	15.97	4.7%	Jun-08
Guilford Pharmaceuticals	168,817	2,625	15.55	4.4%	Jan-19
Cell Therapeutics, Inc.	63,836	2,218	34.75	3.8%	Jan-08
University of California Regents	61,286	2,113	34.48	3.6%	Apr-07
ACS(3)	71,399	1,791	25.08	3.0%	Dec-07
Emisphere Technologies, Inc.	87,022	1,744	20.04	2.9%	Aug-07
Ligand Pharmaceuticals	53,740	1,660	30.88	2.8%	Aug-15
Quidel Corporation(4)	72,863	1,639	22.49	2.8%	Dec-14
Aton Pharma, Inc. (a Merck subsidiary)(5)	49,613	1,272	25.63	2.1%	Jun-12
Nastech Pharmaceutical	51,000	1,172	22.99	2.0%	Jan-16
Vicuron Pharmaceuticals, Inc.	55,588	1,010	18.17	1.7%	Nov-09
SCVSI/ Pfizer	14,013	754	53.89	1.3%	Dec-08
Progenics Pharmaceuticals	32,623	683	20.96	1.2%	Dec-09

Total/ Weighted Average	1,971,963	$51,580	$26.16	87.0%

(1)	45,574 square feet expires in July 2007 and 79,917 square feet expires in October 2016. Nektar terminated the 45,574 square foot lease in January 2005, which space was simultaneously leased to Nuvelo, Inc. The Nuvelo lease includes an additional approximately 10,000 square feet over seven years and is expected to commence in September 2005.

(2)	138,086 square feet expires in December 2007 and 73,726 square feet expires in December 2009.

(3)	In February 2005, the lease was amended to extend the expiration date to December 2012.

(4)	This tenant occupies a property that is an unconsolidated partnership, of which we own 21%.

(5)	10,560 square feet expires in May 2006 and 39,053 square feet expires in June 2012.
Lease Distribution
      Our leases are typically structured for terms of five to fifteen years, with extension options, and include a fixed rental rate with scheduled annual escalations. The leases are generally triple-net. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

      The following table presents information relating to the distribution of leases in our properties, based on net rentable square feet under lease at December 31, 2004:

							Percent of	Revenue per
				Percent of	Annualized		Annualized	Leased
	Leased	Percent of	Current	Current	Revenues per	Annualized	Revenues	Square Foot
	Square	Total Leased	Annualized	Annualized	Leased Square	Revenues at	at	at
Square Feet Under Lease	Feet	Square Feet	Revenues	Revenues	Foot	Expiration	Expiration	Expiration

			(In thousands)			(In thousands)
2,500 or less	16,370	0.7%	$400	0.7%	$24.45	$404	0.6%	$24.68
2,501 to 5,000	21,882	0.9%	556	0.9%	25.43	584	0.8%	26.67
5,001 to 7,500	19,511	0.8%	619	1.0%	31.75	638	0.9%	32.70
7,501 to 10,000	7,842	0.3%	90	0.2%	11.50	151	0.2%	19.30
10,001 to 20,000	147,661	5.9%	3,980	6.7%	26.96	3,996	5.8%	27.06
20,001 to 40,000	237,286	9.5%	3,412	5.7%	14.38	3,957	5.8%	16.68
40,001 to 60,000	313,272	12.5%	9,633	16.2%	30.75	12,863	18.7%	41.06
60,001 to 80,000	698,852	27.9%	18,692	31.5%	26.75	22,613	32.9%	32.36
80,001 to 100,000	178,614	7.1%	2,794	4.7%	15.64	3,340	4.9%	18.70
100,001 to 200,000	612,163	24.4%	12,922	21.8%	21.11	13,722	20.1%	22.41
200,001 or greater	251,731	10.0%	6,322	10.6%	25.11	6,395	9.3%	25.40

Total/ Weighted Average	2,505,184	100.0%	$59,420	100.0%	$23.72	$68,663	100.0%	$27.41

Lease Expirations
      The following table presents a summary schedule of available space at December 31, 2004 and lease expirations over the next ten calendar years for leases in place at December 31, 2004. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

	Leased	Percent			Annualized		Percent of	Revenue per
	Square	of		Percent of	Revenue		Annualized	Leased
	Feet of	Total	Current	Current	per Leased	Annualized	Revenues	Square Foot
	Expiring	Square	Annualized	Annualized	Square	Revenues at	at	at
Year of Lease Expiration	Leases	Feet	Revenues	Revenues	Foot	Expiration	Expiration	Expiration

			(In thousands)			(In thousands)
Available	124,166	4.7%	$—	—	$—	$—	—	$—
2005	153,734	5.8%	2,372	4.0%	15.43	2,394	3.5%	15.57
2006	142,820	5.4%	2,557	4.3%	17.90	2,615	3.8%	18.31
2007	431,950	16.4%	11,074	18.6%	25.64	11,052	16.1%	25.59
2008	325,674	12.4%	8,664	14.6%	26.60	9,248	13.5%	28.40
2009	381,366	14.5%	7,866	13.2%	20.62	8,088	11.8%	21.21
2010	276,058	10.5%	6,681	11.2%	24.20	6,812	9.9%	24.67
2011	55,898	2.1%	3,207	5.4%	57.37	4,058	5.9%	72.59
2012	39,053	1.5%	996	1.7%	25.50	1,289	1.9%	33.00
2013	104,952	4.0%	851	1.4%	8.11	2,014	2.9%	19.19
2014	188,733	7.2%	5,462	9.2%	28.94	6,986	10.2%	37.02
Thereafter	404,946	15.5%	9,690	16.4%	23.93	14,107	20.5%	34.84

Total/ Weighted Average	2,629,350	100.0%	$59,420	100.0%	$23.72	$68,663	100.0%	$27.41

Item 3.	Legal Proceedings
      We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock has been listed on the NYSE under the symbol “BMR” since August 6, 2004. On March 28, 2005, the reported closing sale price for our common stock on the NYSE was $20.39 and there were approximately 34 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared.

Year	Quarter	High	Low	Close	Distributions

2004	Third	$18.05	$15.75	$17.59	$0.1497
	Fourth	$22.95	$17.10	$22.21	$0.27
      We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facility limits our ability to pay distributions to our common stockholders. The limitation is based on 95% of funds from operations plus cash payments received under master leases on our King of Prussia and Bayshore Boulevard properties. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility. However, there can be no assurances in that regard.
      Subject to the distribution requirements applicable to REITs under the Code, we intend, to the extent practicable, to invest substantially all of the proceeds from sales and refinancings of our assets in real estate-related assets and other assets. We may, however, under certain circumstances, make a distribution of capital or of assets. Such distributions, if any, will be made at the discretion of our board of directors. Distributions will be made in cash to extent that cash is available for distribution.

Item 6.	Selected Financial Data (not covered by Report of Independent Registered Accounting Firm)
      The following sets forth selected consolidated financial and operating information for BioMed Realty Trust, Inc. and, on a historical basis, for 201 Industrial Road, L.P., our predecessor. We have not presented historical information for BioMed Realty Trust, Inc. prior to August 11, 2004, the date on which we consummated our initial public offering, because during the period from our formation until our initial public offering, we did not have material corporate activity. The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY TRUST PREDECESSOR
(Dollars in thousands, except per share data)

	BioMed Realty	Predecessor
	Trust, Inc.
		Period
	Period	January 1,
	August 11,	2004	Year Ended
	2004 through	through
	December 31,	August 17,	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2002	2001(1)	2000(1)

Statements of Income:
Revenues:
Rental	$19,432	$3,339	$6,275	$5,869	$4,421	$955
Tenant recoveries	9,222	375	744	718	283	101

Total revenues	28,654	3,714	7,019	6,587	4,704	1,056

Expenses:
Rental operations	11,619	353	830	821	323	169
Depreciation and amortization	7,853	600	955	955	617	5
General and administrative	3,130	—	—	—	—	—

Total expenses	22,602	953	1,785	1,776	940	174

Income from operations	6,052	2,761	5,234	4,811	3,764	882
Equity in net loss of unconsolidated partnership	(11)	—	—	—	—	—
Interest income	190	—	1	3	16	4
Interest expense	(1,180)	(1,760)	(2,901)	(3,154)	(2,722)	—

Income before minority interests	5,051	1,001	2,334	1,660	1,058	886
Minority interests	(269)	—	—	—	—	—

Net income	$4,782	$1,001	$2,334	$1,660	$1,058	$886

Basic earnings per share	$0.15	—	—	—	—	—
Diluted earnings per share	$0.15	—	—	—	—	—
Weighted average common shares outstanding — basic	30,965,178	—	—	—	—	—
Weighted average common shares outstanding — diluted	33,767,575	—	—	—	—	—
Cash dividends declared per common share	$0.4197	—	—	—	—	—
Balance Sheet Data (at period end):
Rental properties, net	$468,488	—	$47,025	$47,853	$48,627	$36,279
Total assets	581,723	—	50,056	50,732	50,500	37,755
Mortgages and other secured loans	102,236	—	37,208	37,743	36,879	16,039
Total liabilities	137,639	—	37,597	38,560	37,962	25,000
Minority interest	22,267	—	—	—	—	—
Stockholders’ equity and partners’ capital	421,817	—	12,459	12,169	12,538	12,752
Total liabilities and equity	581,723	—	50,056	50,732	50,500	37,755
Other Data:
Cash flows from:
Operating activities	13,959	—	2,416	1,762	1,239	(410)
Investing activities	(456,680)	—	(105)	(159)	(17,703)	(18,482)
Financing activities	470,433	—	(2,666)	(1,210)	16,569	18,906

(1)	Balance sheet data are unaudited.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this Form 10-K entitled “Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this Form 10-K entitled “Risk Factors.”
Overview
      We operate as a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The company’s primary acquisition targets and current properties are located in markets with well established reputations as centers for scientific research, including San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/ New Jersey and Boston.
      At December 31, 2004, we owned or had interests in 17 properties, located in San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York, consisting of 33 buildings with approximately 2.6 million rentable square feet of laboratory and office space. We also own undeveloped land that we estimate can support up to 548,000 rentable square feet of laboratory and office space.
      Our initial public offering in August 2004 generated net proceeds of $429.3 million. From the completion of our initial public offering through September 30, 2004, we completed the acquisition of 13 properties previously described in the initial public offering prospectus. We acquired Industrial Road, Science Center Drive, Bernardo Center Drive, Balboa Avenue, Eisenhower Road and a general partnership interest in McKellar Court from affiliates and others for an aggregate of approximately 2.9 million limited partnership units in our operating partnership, aggregate cash consideration of approximately $77.0 million using net proceeds of the initial public offering and the assumption of $14.0 million of debt (excluding $1.8 million of debt premium). In addition, we acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. These properties were acquired for aggregate cash consideration of approximately $323.2 million using net proceeds of our initial public offering and the assumption of $29.0 million of debt (excluding $3.2 million of debt premium). Together, the 13 properties represent a total of 2.3 million rentable square feet of laboratory and office space. The seller of the Bridgeview property exercised its right to extend the closing date on a portion of the property, consisting of one building representing $16.1 million (or approximately 50% of the purchase price), to March 2005 to facilitate a like-kind exchange under Section 1031 of the Code.
      Simultaneously with our initial public offering, we obtained a $100.0 million revolving unsecured credit facility, which we use to finance acquisitions and for other corporate purposes.
      On October 21, 2004, we completed the acquisition of San Diego Science Center for approximately $29.8 million in cash. The purchase price was funded through cash on hand and our revolving credit facility. The property contains 105,364 rentable square feet of laboratory and office space and was 84.8% leased to multiple tenants as of December 31, 2004.
      On November 18, 2004, we completed the acquisition of Ardentech Court in Fremont, California for approximately $10.5 million, which was funded through cash on hand of $5.7 million and an assumed mortgage of $4.8 million (excluding $622,000 of premium) at a fixed interest rate of 7.25% that matures on July 1, 2012. The property contains 55,588 rentable square feet of laboratory and office space and was 100% leased to Vicuron Pharmaceuticals as of December 31, 2004.
      On December 17, 2004, we completed the acquisition of two properties located in Baltimore, Maryland, for approximately $25.4 million, which was funded through cash on hand and our revolving credit facility. The two properties contain 168,817 rentable square feet of laboratory and office space and were 100% leased to Guilford Pharmaceuticals as of December 31, 2004.
      On December 28, 2004, we completed a $49.3 million, five-year mortgage financing with The Northwestern Mutual Life Insurance Company at a rate of 4.55% per annum that matures on January 1, 2010. The debt is secured by three properties: Towne Centre Drive, Monte Villa Parkway and Bayshore Boulevard. The proceeds were used in part to repay outstanding borrowings under our revolving credit facility.
      Since our initial public offering through December 31, 2004, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.4197 per common share and unit, representing one full quarterly dividend of $0.27 and a partial third quarter dividend of $0.1497 per common share and unit. The dividend is equivalent to an annual rate of $1.08 per common share and unit.
      We completed our first full quarter as a public company in December 2004 and reported net income for the quarter of $3.0 million, or $0.09 per diluted share, and revenue of $19.7 million. For the period from commencing operations August 11, 2004 through December 31, 2004, we reported net income of $4.8 million, or $0.15 per diluted share, and revenue of $28.7 million.
Factors Which May Influence Future Operations
      As of December 31, 2004, our property portfolio was 95.3% leased to 56 tenants. Approximately 5.8% of our leased square footage expires during 2005 and approximately 5.4% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under master lease arrangements at our Bayshore and King of Prussia properties, which expire in 2006 and 2008, respectively.
      Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. We also intend to proceed with new developments, when prudent.
      The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and in our target markets of San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/ New Jersey and Boston. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates for life science space in 2004. However, this is contingent upon continued strong job growth in our markets.
      We believe that, on a portfolio basis, rental rates on leases expiring in 2005 and 2006 are at or below market rental rates that are currently being achieved in our markets. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

REIT Compliance
      We intend to elect to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Code to our operations and financial results and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.
      If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on our taxable income at regular corporate tax rates. We are subject to certain state and local taxes. If we lose our REIT status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved, and we would no longer be required to make distributions to our stockholders.

Investments in Rental Property
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
      In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
      The aggregate value of other acquired intangible assets consists of acquired in-place leases and acquired management agreements. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. The fair value assigned to the acquired management agreements are recorded at the present value (using an interest rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements (presented as deferred leasing costs on the accompanying consolidated balance sheets) are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.
      Costs related to acquisition, development, construction and improvements are capitalized. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is abandoned.
      Repair and maintenance costs are charged to expenses as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacement and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

Revenue Recognition
      Rental income is recognized using the straight-line method over the terms of the tenant leases. Accrued straight-line rents included in our consolidated balance sheets represent the aggregate excess of rental revenue recognized on a straight-line basis over the contractual rent. Our leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. Such reimbursements are recognized in the period that the expenses are incurred. Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. As discussed above, we recognize amortization of the value of acquired above or below market tenant leases as a reduction of rental income in the case of above market leases or an increase to rental revenue in the case of below market leases.
      We must make subjective estimates related to when our revenue is earned and the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements, lease termination fees and other income. We specifically analyze accounts receivable and historical bad debts, tenant concentrations, tenant creditworthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income because a higher bad debt allowance would result in lower net income, and recognizing rental revenue as earned in one period versus another would result in higher or lower net income for a particular period.

Depreciation and Amortization
      We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, we allocate the acquisition cost of real estate to land, building, tenant improvements, acquired above and below market leases, origination costs and acquired in-place leases based on an assessment of their relative fair values and depreciate or amortize these assets over their useful lives. The amortization of acquired above and below market leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the consolidated statements of income.
Results of Operations
      The following is a comparison, for the years ended December 31, 2004 and 2003 and for the years ended December 31, 2003 and 2002, of the consolidated operating results of BioMed Realty Trust, Inc., the operating results of 201 Industrial Road, L.P., our predecessor, and the combined operating results of Bernardo Center Drive, Science Center Drive and Balboa Avenue. We refer to Bernardo Center Drive, Science Center Drive and Balboa Avenue as the Combined Contribution Properties. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership, and the Combined Contribution Properties, which were under common management with our predecessor, were contributed to us in exchange for 1,153,708 units in our Operating Partnership.
      Our predecessor is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial statements of the Combined Contribution Properties are presented herein on an historical combined basis.

Management does not consider the financial condition and operating results of our predecessor on a stand-alone basis to be indicative of the historical operating results of our company taken as a whole. Therefore, the following discussion relates to the financial condition and operating results of our predecessor and the Combined Contribution Properties, the other properties contributed to us over which our management has provided continuous common management throughout the applicable reporting periods, on a combined historical basis. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004. Management believes this presentation provides a more meaningful discussion of the financial condition and operating results of BioMed Realty Trust, our predecessor and the Combined Contribution Properties. In order to present these results on a meaningful combined basis, the historical combined financial information for all periods presented includes combining entries to reflect the partner’s capital of our predecessor which was not owned by management.
      The following table sets forth the basis for presenting the historical financial information.

			Combined
	BioMed Realty		Contribution
	Trust, Inc.	Predecessor	Properties

	Period	Period	Period
	August 11,	January 1,	January 1,
	2004 through	2004 through	2004 through
	December 31,	August 17,	the Date of	Combining
	2004	2004	Contribution	Entries	Total

Year Ended December 31, 2004:
Revenues:
Rental	$19,432	$3,339	$2,831	—	$25,602
Tenant recoveries	9,222	375	479	—	10,076

	28,654	3,714	3,310	—	35,678

Expenses:
Rental operations	11,619	353	353	—	12,325
Depreciation and amortization	7,853	600	543	—	8,996
General and administrative	3,130	—	97	—	3,227

	22,602	953	993	—	24,548

Income from operations	6,052	2,761	2,317	—	11,130
Equity in net loss of unconsolidated partnership	(11)	—	—	—	(11)
Interest income	190	—	10	—	200
Interest expense	(1,180)	(1,760)	(1,594)	—	(4,534)

Income before minority interests	5,051	1,001	733	—	6,785
Minority interests	(269)	—	(223)	(582)	(1,074)

Net income	$4,782	$1,001	$510	$(582)	$5,711

		Combined
		Contribution	Combining
	Predecessor	Properties	Entries	Total

Year Ended December 31, 2003:
Revenues:
Rental	$6,275	$4,189	—	$10,464
Tenant recoveries	744	743	—	1,487

	7,019	4,932	—	11,951

Expenses:
Rental operations	830	633	—	1,463
Depreciation and amortization	955	854	—	1,809
General and administrative	—	155	—	155

	1,785	1,642	—	3,427

Income from operations	5,234	3,290	—	8,524
Interest income	1	33	—	34
Interest expense	(2,901)	(2,449)	—	(5,350)

Income before minority interests	2,334	874	—	3,208
Minority interests	—	(297)	(1,367)	(1,664)

Net income	$2,334	$577	$(1,367)	$1,544

		Combined
		Contribution	Combining
	Predecessor	Properties	Entries	Total

Year Ended December 31, 2002:
Revenues:
Rental	$5,869	$4,189	—	$10,058
Tenant recoveries	718	745	—	1,463

	6,587	4,934	—	11,521

Expenses:
Rental operations	821	638	—	1,459
Depreciation and amortization	955	860	—	1,815
General and administrative	—	161	—	161

	1,776	1,659	—	3,435

Income from operations	4,811	3,275	—	8,086
Interest income	3	57	—	60
Interest expense	(3,154)	(2,579)	—	(5,733)

Income before minority interests	1,660	753	—	2,413
Minority interests	—	(237)	(965)	(1,202)

Net income	$1,660	$516	$(965)	$1,211

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      Our results of operations for the years ended December 31, 2004 and 2003 include the accounts of our predecessor through the date of its contribution to us. Our predecessor is the largest of the properties contributed in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of SFAS No. 141, Business Combinations. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial information for the Combined Contribution Properties also is included through the date of contribution for each property. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004.
      Rental Revenues. Rental revenues increased $15.1 million to $25.6 million for the year ended December 31, 2004 compared to $10.5 million for the year ended December 31, 2003. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering. Rental revenues for the additional properties acquired during 2004 is net of amortization of the value recorded for acquired above market leases and includes amortization of acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the interests in these properties.
      Tenant Recoveries. Revenues from tenant reimbursements increased $8.6 million to $10.1 million for the year ended December 31, 2004 compared to $1.5 million for the year ended December 31, 2003. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
      Rental Operations Expenses. Rental operations expenses increased $10.8 million to $12.3 million for the year ended December 31, 2004 compared to $1.5 million for the year ended December 31, 2003. The increase was primarily due to the inclusion of rental property operations expenses for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering. These expenses include insurance, property taxes and other operating expenses, most of which were recovered from the tenants.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.2 million to $9.0 million for the year ended December 31, 2004 compared to $1.8 million for the year ended December 31, 2003. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
      General and Administrative Expenses. General and administrative expenses increased $3.1 million to $3.2 million for the year ended December 31, 2004 compared to $155,000 for the year ended December 31, 2003. The increase was primarily due to the initial public offering, the hiring of new personnel after the initial public offering, the addition of expenses relating to operating as a public company, and the compensation expense related to unvested restricted stock compensation awards accrued during the period from August 11, 2004 to December 31, 2004.
      Interest Income. Interest income increased to $200,000 for the year ended December 31, 2004 from $34,000 for the year ended December 31, 2003. This is primarily due to interest earned on funds held by us following the consummation of the initial public offering.
      Interest Expense. Interest expense decreased to $4.5 million for the year ended December 31, 2004 compared to $5.4 million for the year ended December 31, 2003. The decrease in interest is a result of the payoff of notes related to the Bernardo Center Drive and Balboa Avenue properties in connection with our initial public offering. In addition, interest expense was reduced in 2004 due to the accretion of debt premium, which decreased interest expense by $307,000.
      Minority Interests. Minority interests decreased to $1.1 million for the year ended December 31, 2004, compared to $1.7 million for the year ended December 31, 2003. The minority interest allocation for 2004 and 2003 are not comparable due to the initial public offering. The 2003 allocation was a result of the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor. The 2004 allocation was allocated to the limited partner unit holders of our operating partnership.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002
      Rental Revenues. Rental revenues increased by $406,000, or 4.0%, to $10.5 million for 2003 compared to $10.1 million for 2002. The increase resulted from reduced rental rates charged during the build-out period for a portion of the Industrial Road property. Specifically, the tenant received a temporary rent reduction of $531,000 from October 2001 to October 2002, based on a pre-established formula as defined in the lease agreement.
      Tenant Recoveries. Revenues from tenant reimbursements remained consistent at approximately $1.5 million for 2003 and 2002.
      Rental Operations Expenses. Rental operations expenses remained consistent at approximately $1.5 million for 2003 and 2002. These expenses include insurance, property taxes and other operating expenses, most of which were recovered from the tenants.
      Depreciation and Amortization Expense. Depreciation and amortization expense remained consistent at $1.8 million for 2003 and 2002.
      General and Administrative Expenses. General and administrative expenses remained consistent at $155,000 for 2003 and $161,000 for 2002.
      Interest Income. Interest income was $34,000 for 2003 compared to $60,000 for 2002. The decrease was primarily due to a decrease in an amount due from a tenant for tenant improvements at the Balboa Avenue property. Additionally, we earned lower interest rates on cash balances in 2003 compared to 2002.
      Interest Expense. Interest expense decreased by $383,000, or 6.7%, to $5.4 million for 2003 compared to $5.7 million for 2002. This decrease resulted from reductions in the principal balances outstanding and a decrease in the interest rate floor (minimum contractual rate) on one of our variable-rate loans in August 2002. The weighted-average effective interest rate on our borrowings remained constant at 7.42% from December 31, 2002 to December 31, 2003.
      Minority Interests. Minority interests increased $462,000, or 38.5%, to $1.7 million for 2003 compared to $1.2 million in 2002. The increase in minority interest is a result of the consistent percentage allocation to non-controlling interests of income before minority interest, which increased as a result of the changes discussed above.
Funds from Operations
      We present funds from operations, or FFO, because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
      The following table provides the calculation of our FFO and a reconciliation to net income for the period from August 11, 2004 through December 31, 2004 (in thousands, except per share amounts):

Net income	$4,782
Adjustments
Minority interests	414
Depreciation and amortization — real estate assets	7,903

Funds from operations	$13,099

Funds from operations per share — diluted	$0.39

Weighted-average common shares outstanding — diluted	33,767,575

Liquidity and Capital Resources
      Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders, and

•	capital expenditures, tenant improvements and leasing commissions.
      We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our triple-net leases, and minimal unreimbursed operating expenses generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.
      Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our revolving unsecured loan agreement to finance acquisition and development activities and capital expenditures on an interim basis.
      Our total market capitalization at December 31, 2004 was approximately $857.7 million based on the market closing price of our common stock at December 31, 2004 of $22.21 per share (assuming the conversion of 2,870,564 operating partnership units into common stock) and our debt outstanding was approximately $96.9 million (exclusive of debt premium and accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 11.3% at December 31, 2004. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
      On August 11, 2004, we entered into a $100.0 million revolving unsecured loan agreement, which bears interest at LIBOR plus 1.20%, or higher depending on our leverage ratio at the time of the draw, or a reference rate, and expires on August 11, 2007. We, at our sole discretion, may extend the maturity date to August 11, 2008 after satisfying certain conditions and paying an extension fee totaling 0.20% of the then outstanding commitment. We may increase the amount of the commitment up to $200.0 million upon satisfying certain conditions and agreement of the lender. The credit facility requires payment of a quarterly unused commitment fee ranging from 0.15% to 0.25% depending on the total unused commitment and an annual administrative fee equal to $10,000 times the number of banks participating in the facility. As of December 31, 2004, we had no borrowings outstanding on the credit facility. However, the amount available at December 31, 2004 was $94.0 million due to the issuance of a letter of credit by the lender related to our Bridgeview property.
      The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured interest expense coverage, leverage ratio, cash flow coverage, the maximum amount of unsecured, secured and recourse indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of December 31, 2004.
      On December 28, 2004, we completed a $49.3 million, five-year mortgage financing with The Northwestern Mutual Life Insurance Company at a rate of 4.55% per annum that matures on January 1, 2010. The debt is secured by three properties: Towne Centre Drive, Monte Villa Parkway and Bayshore Boulevard. The proceeds were used in part to repay outstanding borrowings under our revolving credit facility.
      A summary of our outstanding consolidated secured indebtedness as of December 31, 2004 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date

Science Center Drive	7.65%	5.04%	$11,699	$1,677	$13,376	July 1, 2011
Bridgeview	8.07%	5.04%	11,825	1,856	13,681	January 1, 2011
Elliott Avenue	7.38%	4.63%	16,996	1,111	18,107	November 24, 2007
Eisenhower Road	5.80%	4.63%	2,252	79	2,331	May 5, 2008
Ardentech Court	7.25%	5.06%	4,828	612	5,440	July 1, 2012
Towne Centre Drive	4.55%	4.55%	22,856	—	22,856	January 1, 2010
Monte Villa Parkway	4.55%	4.55%	10,007	—	10,007	January 1, 2010
Bayshore Boulevard	4.55%	4.55%	16,438	—	16,438	January 1, 2010

			$96,901	$5,335	$102,236

      The outstanding secured notes payable due to affiliates as of December 31, 2003 was repaid on August 17, 2004. Mortgage debt aggregating $77.0 million secured by the King of Prussia property was repaid in August 2004 concurrent with the purchase of the property. Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

      As of December 31, 2004, principal payments due for our secured notes payable were as follows (in thousands):

2005	$1,834
2006	2,018
2007	17,613
2008	3,733
2009	1,717
Thereafter	69,986

$96,901

      We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we were not a party to any derivative financial instruments at December 31, 2004. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes.
      The following table provides information with respect to our contractual obligations at December 31, 2004, including the maturities and scheduled principal repayments and related interest payments of our secured debt. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2004.
Contractual Obligations

Obligation	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Secured notes payable(1)	$7,713	$7,713	$23,092	$7,993	$5,828	$74,092	$126,431
Share of secured debt of unconsolidated partnership(2)	219	219	219	219	219	2,143	3,238
Tenant obligations(3)	1,650	—	—	—	—	—	1,650
Construction projects	205	—	—	—	—	—	205

Total	$9,787	$7,932	$23,311	$8,212	$6,047	$76,235	$131,524

(1)	Balance excludes $5.4 million of unamortized debt premium.

(2)	Balance excludes $1.2 million of unamortized debt premium.

(3)	Committed tenant-related obligations based on executed leases as of December 31, 2004.

Off Balance Sheet Arrangements
      As of December 31, 2004, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. See also Note 9 to the Consolidated Financial Statements. At December 31, 2004, our share of the debt related to this investment was equal to approximately $2.3 million. The assets and liabilities of McKellar Court were $23.1 million and $17.1 million, respectively, at December 31, 2004. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of this investment at December 31, 2004 (in thousands):

Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date

McKellar Court	8.56%	4.63%	$2,275	$1,248	$3,523	January 1, 2010
Cash Flows
      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,

	BioMed	Predecessor and
	Realty Trust,	Combined
	Inc. and	Contribution
	Predecessor	Properties
	2004	2003	Change

Net cash provided by operating activities	$13,959	$4,383	$9,576
Net cash used in investing activities	(456,680)	(105)	(456,575)
Net cash provided by (used in) financing activities	470,433	(4,563)	474,996
Ending cash balance	27,869	355	27,514
      Our statements of cash flows and those of our predecessor have been combined for the year ended December 31, 2004. The statements of cash flows of our predecessor have been combined with those of the Combined Contribution Properties for the year ended December 31, 2003 because management does not consider the cash flows of our predecessor on a stand-alone basis to be indicative of the historical cash flows of our company taken as a whole.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      Net cash provided by operating activities increased $9.6 million to $14.0 million for the year ended December 31, 2004 compared to $4.4 million for the year ended December 31, 2003. The increase was primarily due to the acquisition of properties acquired in connection with our initial public offering.
      Net cash used in investing activities increased $456.6 million to $456.7 million for the year ended December 31, 2004 compared to $105,000 for the year ended December 31, 2003. The increase was primarily due to $459.2 million paid to acquire properties, funds held in escrow for acquisitions, and the repayment of related party payables, partially offset by funds received from prior owners for security deposits and tenant improvements and receipts of master lease payments.

      Net cash provided by financing activities increased $475.0 million to $470.4 million for the year ended December 31, 2004 compared to net cash used of $4.6 million for the year ended December 31, 2003. The increase was primarily due to the net proceeds received from the initial public offering of our common stock on August 11, 2004 and the exercise of the underwriters’ over-allotment option on August 16, 2004, offset by the payment of offering costs, principal payments on secured notes payable, the payment of loan costs, distributions to owners of the predecessor, and dividends paid to stockholders.
      Cash and cash equivalents were $27.9 million and $355,000 at December 31, 2004 and 2003, respectively.
Cash Distribution Policy
      We will elect to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
      Since our initial public offering through December 31, 2004, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.4197 per common share and unit, representing one full quarterly dividend of $0.27 and a partial third quarter dividend of $0.1497 per common share and unit. The dividend is equivalent to an annual rate of $1.08 per common share and unit.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
      As of December 31, 2004, our debt consisted solely of fixed-rate notes with a carrying value of $102.2 million (including $5.3 million of premium) and a weighted-average interest rate of 6.01%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At December 31, 2004, the fair value of the fixed-rate debt was estimated to be $101.2 million compared to the net carrying value of $102.2 million (including $5.3 million of premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of December 31, 2004 in relation to total assets of $581.7 million and equity market capitalization of $760.8 million of our common stock and operating units. At December 31, 2004, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.
      In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes. For the period from August 11, 2004 to December 31, 2004, we were not a party to any such financial instruments.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheet for BioMed Realty Trust, Inc. as of December 31, 2004 and Balance Sheet for Inhale 201 Industrial Road, L.P. (Predecessor) as of December 31, 2003	47
Consolidated Statement of Income for BioMed Realty Trust, Inc. for the period from August 11, 2004 through December 31, 2004, and Statements of Income for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the years ended December 31, 2003 and 2002	48
Consolidated Statement of Stockholders’ Equity for BioMed Realty Trust, Inc. for the period from August 11, 2004 through December 31, 2004, and Statements of Owners’ Equity for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the years ended December 31, 2003 and 2002	49
Consolidated and Combined Statements of Cash Flows for BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004 and Statements of Cash Flows for Inhale 201 Industrial Road, L.P. (Predecessor) for the years ended December 31, 2003 and 2002	50
Notes to Consolidated Financial Statements	52
Financial Statement — Schedule III	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
BioMed Realty Trust, Inc.:
      We have audited the accompanying consolidated balance sheet of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2004, and the accompanying balance sheet of Inhale 201 Industrial Road, L.P., as defined in note 1, as of December 31, 2003, and the related consolidated statements of income and stockholders’ equity of BioMed Realty Trust, Inc. and subsidiaries for the period from August 11, 2004 (commencement of operations) through December 31, 2004, the related statements of income and owners’ equity of Inhale 201 Industrial Road, L.P. for the period from January 1, 2004 through August 17, 2004 and the years ended December 31, 2003 and 2002, the related consolidated and combined statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and the related statements of cash flows of Inhale 201 Industrial Road, L.P. for the years ended December 31, 2003 and 2002. In connection with our audits of the consolidated and combined financial statements, we have also audited the accompanying financial statement schedule III of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2004. These consolidated and combined financial statements are the responsibility of BioMed Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2004, and the financial position of Inhale 201 Industrial Road, L.P. as of December 31, 2003, the consolidated results of operations of BioMed Realty Trust, Inc. and subsidiaries for the period from August 11, 2004 through December 31, 2004, the results of operations of Inhale 201 Industrial Road, L.P. for the period from January 1, 2004 through August 17, 2004 and the years ended December 31, 2003 and 2002, the consolidated and combined cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and the cash flows of Inhale 201 Industrial Road, L.P. for the years ended December 31, 2003 and 2002 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
San Diego, California
March 30, 2005

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED BALANCE SHEETS

		INHALE 201
		INDUSTRIAL
	BIOMED REALTY	ROAD, L.P.
	TRUST, INC.	(PREDECESSOR)
	December 31, 2004	December 31, 2003

	(In thousands, except per share data)
ASSETS
Rental property:
Land	$68,755	$12,000
Ground lease	14,217	—
Buildings and improvements	388,785	37,588

	471,757	49,588
Less: accumulated depreciation and amortization	(3,269)	(2,563)

Net rental property	468,488	47,025
Investment in unconsolidated partnership	2,470	—
Cash and cash equivalents	27,869	157
Restricted cash	2,470	—
Accounts receivable, net of allowance for doubtful accounts of $150 at December 31, 2004	1,837	—
Accrued straight-line rents, net of allowance for doubtful accounts of $8 at December 31, 2004	3,306	2,427
Acquired above market leases, net of accumulated amortization of $538 at December 31, 2004	8,006	—
Deferred leasing costs, net	61,503	287
Deferred loan costs, net	1,700	29
Prepaid expenses	1,531	—
Other assets	2,543	131

Total assets	$581,723	$50,056

LIABILITIES AND STOCKHOLDERS’ AND OWNERS’ EQUITY
Liabilities:
Secured notes payable, net	$102,236	$34,208
Security deposits	4,831	—
Due to affiliates	53	3,000
Dividends and distributions payable	9,249	—
Accounts payable and accrued expenses	7,529	389
Acquired lease obligations, net of accumulated amortization of $251 at December 31, 2004	13,741	—

Total liabilities	137,639	37,597
Minority interests	22,267	—
Stockholders’ and owners’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 31,386,333 shares issued and outstanding	314	—
Additional paid-in capital	434,075	—
Deferred compensation	(4,182)	—
Dividends in excess of earnings	(8,390)	—
Owners’ equity	—	12,459

Total stockholders’ and owners’ equity	421,817	12,459

Total liabilities and stockholders’ and owners’ equity	$581,723	$50,056

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME

		INHALE 201 INDUSTRIAL ROAD, L.P.
	BIOMED REALTY	(PREDECESSOR)
	TRUST, INC.
		Period
	Period August 11,	January 1, 2004
	2004 through	through	Year Ended	Year Ended
	December 31, 2004	August 17, 2004	December 31, 2003	December 31, 2002

	(In thousands, except per share data)
Revenues:
Rental	$19,432	$3,339	$6,275	$5,869
Tenant recoveries	9,222	375	744	718

Total revenues	28,654	3,714	7,019	6,587

Expenses:
Rental operations	11,619	353	830	821
Depreciation and amortization	7,853	600	955	955
General and administrative	3,130	—	—	—

Total expenses	22,602	953	1,785	1,776

Income from operations	6,052	2,761	5,234	4,811
Equity in net loss of unconsolidated partnership	(11)	—	—	—
Interest income	190	—	1	3
Interest expense	(1,180)	(1,760)	(2,901)	(3,154)

Income before minority interests	5,051	1,001	2,334	1,660
Minority interests	(269)	—	—	—

Net income	$4,782	$1,001	$2,334	$1,660

Basic earnings per share	$0.15

Diluted earnings per share	$0.15

Weighted-average common shares outstanding:
Basic	30,965,178

Diluted	33,767,575

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
STATEMENTS OF OWNERS’ EQUITY

			Additional		Dividends in
	Number	Common	Paid-In	Deferred	Excess of	Owners’
	of Shares	Stock	Capital	Compensation	Earnings	Equity	Total

	(In thousands, except share data)
The Predecessor
Balance at December 31, 2001	—	$—	$—	$—	$—	$12,538	$12,538
Distributions	—	—	—	—	—	(2,029)	(2,029)
Net income	—	—	—	—	—	1,660	1,660

Balance at December 31, 2002	—	—	—	—	—	12,169	12,169
Distributions	—	—	—	—	—	(2,044)	(2,044)
Net income	—	—	—	—	—	2,334	2,334

Balance at December 31, 2003	—	—	—	—	—	12,459	12,459
Distributions	—	—	—	—	—	(1,215)	(1,215)
Net income	—	—	—	—	—	1,001	1,001

Balance at August 11, 2004	—	—	—	—	—	12,245	12,245
The Company
Buyout of owners’ equity of Predecessor	—	—	—	—	—	(12,245)	(12,245)
Net proceeds from sale of common stock	31,050,000	311	429,024	—	—	—	429,335
Issuance of unvested restricted common stock	336,333	3	5,051	(5,054)	—	—	—
Vesting of restricted common stock	—	—	—	872	—	—	872
Dividends	—	—	—	—	(13,172)	—	(13,172)
Net income	—	—	—	—	4,782	—	4,782

Balance at December 31, 2004	31,386,333	$314	$434,075	$(4,182)	$(8,390)	$—	$421,817

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Biomed Realty
	Trust, Inc. and
	Inhale 201	Inhale 201	Inhale 201
	Industrial Road,	Industrial Road,	Industrial Road,
	L.P. (Predecessor)	L.P. (Predecessor)	L.P. (Predecessor)

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

	(In thousands)
Operating activities:
Net income	$5,783	$2,334	$1,660
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	269	—	—
Depreciation and amortization	8,453	955	955
Bad debt expense	158	—	—
Revenue reduction attributable to acquired above market leases	538	—	—
Revenue recognized related to acquired lease obligations	(251)	—	—
Vesting of restricted common stock	872	—	—
Amortization of loan costs	216	73	411
Interest expense reduction for amortization of debt premium	(307)	—	—
Loss from unconsolidated partnership	11	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,987)	—	—
Accrued straight-line rents	(887)	(648)	(759)
Prepaid expenses	(1,531)	—	—
Other assets	(712)	133	(243)
Due to affiliates	53	—	—
Restricted cash	(2,470)	—	—
Accounts payable and accrued expenses	5,751	(431)	(262)

Net cash provided by operating activities	13,959	2,416	1,762

Investing activities:
Expenditures for improvements to rental property	(290)	(105)	(159)
Purchases of interests in rental property and related intangible assets	(459,264)	—	—
Security deposits received from prior owners of rental property	4,831	—	—
Tenant improvement funds received from prior owners of rental property	1,389	—	—
Receipts of master lease payments (reduction to rental property)	1,327	—	—
Distributions received from unconsolidated partnership	27	—	—
Funds held in escrow for acquisitions (other assets)	(1,700)	—	—
Repayment of related party payables	(3,000)	—	—

Net cash used in investing activities	(456,680)	(105)	(159)

	Biomed Realty
	Trust, Inc. and
	Inhale 201	Inhale 201	Inhale 201
	Industrial Road,	Industrial Road,	Industrial Road,
	L.P. (Predecessor)	L.P. (Predecessor)	L.P. (Predecessor)

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002

	(In thousands)
Financing activities:
Proceeds from initial public offering	465,753	—	—
Payment of offering costs	(36,415)	—	—
Payment of loan costs	(1,701)	(87)	—
Line of credit proceeds	33,900	—	—
Line of credit repayments	(33,900)	—	—
Principal payments on secured notes payable	(234)	(762)	(528)
Proceeds from secured notes payable	49,300	227	1,348
Distributions to operating partnership unit holders	(357)	—	—
Dividends paid	(4,698)	—	—
Distributions to owners of Predecessor	(1,215)	(2,044)	(2,030)

Net cash provided by (used in) financing activities	470,433	(2,666)	(1,210)

Net increase (decrease) in cash and cash equivalents	27,712	(355)	393
Cash and cash equivalents at beginning of period	157	512	119

Cash and cash equivalents at end of period	$27,869	$157	$512

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,040	$2,600	$3,393
Supplemental disclosure of non-cash investing and financing activities:
Secured notes payable assumed (includes premium of $5,642)	53,477	—	—
Historic cost basis of assets transferred from Predecessor (including $2,189 of accrued straight-line rents as of August 17, 2004)	48,569	—	—
Operating partnership units issued for interests in certain contributed properties	21,810	—	—
Investment in unconsolidated partnership acquired by issuing Operating Partnership units	2,508	—	—
Distributions in excess of equity balance to owners of Predecessor	5,131	—	—
Accrual for offering costs	(423)	—	—
Accrual for dividends declared	8,474	—	—
Accrual for distributions declared for operating partnership unit holders	775	—	—
Restricted stock awards	5,054	—	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road”) (our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s primary acquisition targets and current properties are located in markets with well established reputations as centers for scientific research, including San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/ New Jersey and Boston.
      The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.3 million. In addition, simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which will be used to finance acquisitions and for other corporate purposes. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant vested immediately and is exercisable six months after the Offering date. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations.
      From the completion of the Offering on August 11, 2004 through September 30, 2004, the Company, through the Operating Partnership, completed the acquisition of the 13 properties previously described in the Company’s initial public offering prospectus. The Company acquired Industrial Road, Science Center Drive, Bernardo Center Drive, Balboa Avenue, Eisenhower Road and a general partnership interest in McKellar Court from affiliates and others for an aggregate of approximately 2.9 million limited partnership units in the Operating Partnership (“Units”), aggregate cash consideration of approximately $77.0 million using net proceeds of the Offering and the assumption of $14.0 million of debt (excluding $1.8 million of premium). In addition, the Company acquired seven properties from unaffiliated third parties: Landmark at Eastview, King of Prussia, Elliott Avenue, Monte Villa Parkway, Bridgeview, Bayshore Boulevard and Towne Centre Drive. The Company acquired these properties for aggregate cash consideration of approximately $323.2 million using net proceeds of the Company’s Offering and the assumption of $29.0 million of debt (excluding $3.2 million of premium). The seller of the Bridgeview property exercised its right to extend the closing date on a portion of the property, consisting of one building representing $16.1 million (or approximately 50% of the purchase price), to March 2005 to facilitate a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”).
      During the fourth quarter of 2004, we acquired San Diego Science Center in October and Ardentech Court, located in Northern California, in November. In addition, we established a presence in the Maryland life science market with the acquisition and leaseback of two properties in December. These transactions, combined with the acquisition of 13 properties under contract at the time of the Offering in August, increased our total portfolio at year-end to 17 commercial real estate properties, two of which include developable land parcels. Our portfolio is located in six markets — San Diego, San Francisco, Seattle, Pennsylvania, Maryland and New York/ New Jersey.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Industrial Road is the largest of the properties contributed in the Offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141. McKellar Court is accounted for under the equity method.

2.	Basis of Presentation and Summary of Significant Accounting Policies

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

Investments in Rental Property
      Investments in rental property are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives as follows:

Buildings and improvements	40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	3-5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement
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

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying consolidated balance sheets) are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
      The aggregate value of other acquired intangible assets consists of acquired in-place leases and acquired management agreements. The fair value allocated to acquired in-place leases consists of a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. The fair value assigned to the acquired management agreements are recorded at the present value (using an interest rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.
      The Company has a leasehold interest in the Landmark at Eastview property through a 99-year ground lease. Following the seller’s completion of certain property subdivisions, the ground lease will terminate and a fee simple interest in the property will be transferred to the Company for no additional consideration. Under the terms of the ground lease, the Company has $1.25 million in escrow, which will be used by the seller to complete certain improvements required in connection with completing the property subdivisions. The $1.25 million is included in other assets on the consolidated balance sheets as of December 31, 2004. There are no additional amounts due from the Company under the terms of the ground lease.
      Costs related to acquisition, development, construction and improvements to rental property are capitalized. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is abandoned.
      Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacement and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Statements of Cash Flows
      The statements of cash flows of the Company and the Predecessor have been combined for the year ended December 31, 2004 to make them comparable to the same period in 2003 for the Predecessor.

Deferred Leasing Costs
      Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements, which are discussed above in investments in rental property. The balance at December 31, 2004 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2004	Amortization	Net

Acquired in-place leases	$57,663	$(4,001)	$53,662
Acquired management agreements	8,151	(576)	7,575
Deferred leasing commissions	361	(95)	266

	$66,175	$(4,672)	$61,503

      The balance at December 31, 2003 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2003	Amortization	Net

Deferred leasing commissions	$360	$(73)	$287

Deferred Loan Costs
      Costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using a method that approximates the effective-interest method. The balance includes $162,000 and $102,000 of accumulated amortization at December 31, 2004 and 2003, respectively.

Revenue Recognition
      All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The impact of the straight-line rent adjustment increased revenue by $1,125,000,

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$648,000, and $758,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Additionally, the impact of the amortization of acquired above-market leases and acquired lease obligations decreased revenue by $287,000 for the year ended December 31, 2004. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable.
      Recoveries from tenants, consisting of amounts due from tenants for real estate taxes, insurance and common area maintenance costs are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF, 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
      Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Receipts under the master lease agreements totaled $1,327,000 for the period from August 11, 2004 to December 31, 2004. The master lease at Bayshore will expire in February 2006. The master lease at King of Prussia will expire in June 2008 or sooner under the terms of the agreement if the vacant space is leased by a new tenant.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. We also maintain an allowance for accrued straight-line rents. The computation of this allowance is based on the tenants’ payment history and current credit status.

Incentive Awards
      The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148. SFAS 123 requires that compensation expense be recorded for the fair-value of restricted stock granted to employees and non-employee directors. The fair-value is recorded based on the market value of the common stock on the grant date to deferred compensation and is amortized to general and administrative expenses over the respective vesting periods.

Equity Offering Costs
      Underwriting commissions and offering costs are reflected as a reduction to additional paid-in-capital.

Income Taxes
      For the year ended December 31, 2004, the Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.
      We have formed a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estate related business. A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates (except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). For the periods presented in the accompanying consolidated statements of income there is no tax provision for the TRS as the TRS had no substantial operations during 2004.
      The Predecessor was a partnership. Under applicable federal and state income tax rules, the allocated share of net income/loss from partnerships is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the period from January 1, 2004 through August 17, 2004 and for the years ended December 31, 2003 and 2002.

Dividends and Distributions
      Earnings and profits, which determine the taxability of dividends and distributions to stockholders, will differ from income reported for financial reporting purposes due to the difference for federal income tax purposes in the treatment of revenue recognition, compensation expense, and in the estimated useful lives used to compute depreciation. Total common distributions were $0.4197 per common share, of which $0.283673 is treated as ordinary income for federal income tax purposes for the year ended December 31, 2004. The remaining common distribution of $0.136027 will be reported for federal income tax purposes in the year ending December 31, 2005.

Management’s Estimates
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with U.S. generally accepted accounting principles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
      Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Minority Interests
      In connection with our Offering, we acquired interests in six properties through our Operating Partnership that were previously owned by limited partnerships and a limited liability company in which certain officers of the Company or entities affiliated with them owned interests, and private investors and tenants who are not affiliated with them owned interests. Persons and entities owning the interests in four of the limited partnerships and the limited liability company, certain officers, some of their spouses and parents, and other individuals and entities not affiliated with us or our management, contributed to us all of their interests in these entities. In exchange for these interests, we issued an aggregate of 2,870,564 limited partnership units in our operating partnership and cash payments in the aggregate amount of $20.5 million. Certain officers of the Company (including some of their spouses) received an aggregate of 2,673,172 limited partnership units having a value of $40.1 million based on the initial public offering price of our common stock of $15.00 per share.
      Minority interests on the consolidated balance sheet related to the Units that are not owned by the Company, which at December 31, 2004 amounted to 8.46% of total common stock and Units outstanding. During the period from August 11, 2004 to December 31, 2004, the minority interest carrying value fluctuated due to the timing of the underwriters’ over-allotment option of 4,050,000 shares, which closed on August 16, 2004, and the closing of certain acquisitions in which Units were issued. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing approximately one year after the Offering, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Minority interests also include a $1.3 million capital contribution by the limited partner, which has an 11% interest, in the limited partnership that owns the King of Prussia property, which is a consolidated entity of the Company.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Secured Notes Payable
      A summary of our outstanding consolidated secured indebtedness as of December 31, 2004 was as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date

Science Center Drive	7.65%	5.04%	$11,699	$1,677	$13,376	July 1, 2011
Bridgeview	8.07%	5.04%	11,825	1,856	13,681	January 1, 2011
Elliott Avenue	7.38%	4.63%	16,996	1,111	18,107	November 24, 2007
Eisenhower Road	5.80%	4.63%	2,252	79	2,331	May 5, 2008
Ardentech Court	7.25%	5.06%	4,828	612	5,440	July 1, 2012
Towne Centre Drive	4.55%	4.55%	22,856	—	22,856	January 1, 2010
Monte Villa Parkway	4.55%	4.55%	10,007	—	10,007	January 1, 2010
Bayshore Boulevard	4.55%	4.55%	16,438	—	16,438	January 1, 2010

			$96,901	$5,335	$102,236

      The outstanding secured notes payable due to affiliates as of December 31, 2003 was repaid on August 17, 2004. Mortgage debt aggregating $77.0 million secured by the King of Prussia property was repaid in August 2004 concurrent with the purchase of the property. Premiums were recorded upon assumption of the notes at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.
      As of December 31, 2004, principal payments due for our secured notes payable were as follows (in thousands):

2005	$1,834
2006	2,018
2007	17,613
2008	3,733
2009	1,717
Thereafter	69,986

$96,901

5.	Line of Credit
      On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bears interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company at the time of the draw, or a reference rate, and expires on August 11, 2007. The Company, at its sole discretion, may extend the maturity date to August 11, 2008 after satisfying certain conditions and paying an extension fee totaling 0.20% of the then outstanding commitment. The Company may increase the amount of the commitment up to $200.0 million upon satisfying certain conditions and agreement of the lender. The credit facility requires payment of a quarterly unused commitment fee ranging from 0.15% to 0.25% depending on the total unused commitment and an annual administrative fee equal to $10,000 times the number of banks participating in the facility. As of December 31, 2004, the Company had no borrowings outstanding on the

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility. However, the amount available at December 31, 2004 was $94.0 million due to the issuance of a letter of credit by the lender related to our Bridgeview property.
      The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured interest expense coverage, leverage ratio, cash flow coverage, the maximum amount of unsecured, secured and recourse indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not during any four consecutive quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2004.

6.	Earnings Per Share
      Earnings per share (“EPS”) is calculated based on the weighted number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted or has been committed to be granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the period from August 11, 2004 through December 31, 2004.
      The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

Period August 11, 2004
through
December 31, 2004

Net income attributable to common shares	$4,782

Weighted-average common shares outstanding:
Basic	30,965,178
Incremental shares from assumed conversion/exercise:
Stock warrant	51,681
Vesting of restricted stock	90,173
Operating Partnership Units	2,660,543

Diluted	33,767,575

Earnings per share — basic and diluted	$0.15

7.	Fair Value of Financial Instruments
      SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. Our disclosures of estimated fair value of financial instruments at December 31, 2004 and 2003, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accrued straight-line rents, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.
      We calculate the fair value of our secured notes payable based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.
      At December 31, 2004, the aggregate fair value of our secured notes payable was estimated to be $101.2 million compared to the carrying value of $102.2 million. As of December 31, 2003, the fair value of the secured notes payable and due to affiliates approximated the carrying value. As of December 31, 2004, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.

8.	Incentive Award Plan
      The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company, and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Upon consummation of the Offering, the Company granted 8,000 shares of restricted stock with an aggregate value of $120,000 to four independent directors of the Board, which vest one year from the date of grant. After the Offering, the Company also granted 328,333 shares of restricted stock with an aggregate value of $4.9 million to certain officers and key employees pursuant to the Plan. The restricted shares generally vest in three equal installments on January 1, 2005, January 1, 2006 and January 1, 2007. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period.
      In accordance with SFAS 123, the Company recorded deferred compensation of approximately $5.1 million during 2004 for the grants described above based upon the market value for these shares on the dates of the award, and the related compensation charges are being amortized to expense on a straight-line basis over the respective service periods. During the period from August 11, 2004 through December 31, 2004, $872,000 of stock-based compensation expense was recognized in general and administrative expense.

9.	Investment in Unconsolidated Partnership
      Investment in unconsolidated partnership is accounted for using the equity method whereby our investment is recorded at cost and the investment account is adjusted for our share of the entity’s income or loss and for distributions and contributions. As of December 31, 2004, we had an investment in McKellar Court, L.P. (“McKellar Court”). The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, the Company is not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. The Company, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by the Company. The assets and liabilities of McKellar Court were $23.1 million and $17.1 million, respectively, at December 31, 2004.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financial Interests Subject to Put and Call Options
      The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. As of December 31, 2004, the fair value of the put and call options was $386,000 and $100,000, respectively, which is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net change in fair value of the put and call options since the date of acquisition of $20,000 as a charge to income on the consolidated statements of income.

11.	Segment Information
      The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are San Francisco, San Diego, Seattle, New York/ New Jersey, Pennsylvania and Maryland. The rental operations expenses at the “Corporate and Other” segment consists primarily of the corporate level management of the properties.
      Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. Net Operating Income is derived by deducting rental operations expenses from total revenues.
      The Predecessor operated in one geographic area — San Francisco.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information by geographic area (dollars in thousands):

	San			New York/			Corporate
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	and Other	Total

Total revenues	$5,165	$4,621	$2,975	$11,167	$4,565	$161	$—	$28,654
% of total revenues	18.0%	16.1%	10.4%	39.0%	15.9%	0.6%	0.0%	100.0%
Rental operations expenses	$732	$820	$421	$7,194	$2,197	$17	$238	$11,619
% of total rental operations expenses	6.3%	7.1%	3.6%	61.9%	18.9%	0.1%	2.0%	100.0%
Net operating income	$4,433	$3,801	$2,554	$3,973	$2,368	$144	$(238)	$17,035
% of total net operating income	26.0%	22.3%	15.0%	23.3%	13.9%	0.8%	(1.4)%	100.0%
Depreciation and amortization	$1,326	$1,689	$1,193	$2,279	$1,337	$29	—	$7,853
% of total depreciation and amortization	16.9%	21.5%	15.2%	29.0%	17.0%	0.4%	—	100.0%
General and administrative	—	—	—	—	—	—	$3,130	$3,130
% of total general and administrative	—	—	—	—	—	—	100.0%	100.0%
Equity in net loss of unconsolidated partnership	—	$(11)	—	—	—	—	—	$(11)
% of total equity loss of unconsolidated partnership	—	(100.0)%	—	—	—	—	—	(100.0)%
Interest income	$2	$16	$6	$16	$1	—	$149	$190
% of total interest income	1.2%	8.4%	3.1%	8.4%	0.5%	—	78.4%	100.0%
Interest expense	$(269)	$(200)	$(301)	—	$(43)	—	$(367)	$(1,180)
% of total interest expense	(22.8)%	(16.9)%	(25.5)%	—	(3.7)%	—	(31.1)%	(100.0)%
Minority interests	—	—	—	—	$145	—	$(414)	$(269)
% of total minority interests	—	—	—	—	—	—	(100.0)%	(100.0)%
Net income	$2,840	$1,917	$1,066	$1,710	$1,134	$115	$(4,000)	$4,782
% of total net income	59.4%	40.1%	22.3%	35.8%	23.7%	2.4%	(83.6)%	100.0%
Improvements to rental property	—	$30	—	$260	—	—	—	$290
Investment in unconsolidated partnership	—	$2,470	—	—	—	—	—	$2,470
Total assets	$131,852	$129,908	$70,630	$101,794	$93,358	$31,833	$22,348	$581,723

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Property Acquisitions
      In addition to the property acquisitions described above in Note 1, the Company acquired interests in four properties during the fourth quarter (in thousands):

	Purchase	Debt
	Price	Assumed		Acquisition Date

San Diego Science Center	$29,750	$—		October 21, 2004
Ardentech Court — San Francisco	10,500	4,800	(1)	November 18, 2004
Beckley Street — Maryland	15,240	—		December 17, 2004
Tributary Street — Maryland	10,160	—		December 17, 2004

	$65,650	$4,800

(1)	Excludes $622,000 of debt premium.

13.	Future Minimum Rent
      Total future minimum lease receipts under noncancelable operating tenant leases in effect at December 31, 2004 were as follows (in thousands):

2005	$54,038
2006	52,512
2007	49,307
2008	37,588
2009	36,491
Thereafter	135,828

$365,764

      The geographic concentration of future minimum lease receipts under noncancelable operating tenant leases to be received was as follows (in thousands):

Location

San Francisco	$110,670
San Diego	76,324
Seattle	20,892
New York/ New Jersey	51,276
Pennsylvania	57,885
Maryland	48,717

$365,764

14.	Commitments and Contingencies

Concentration of Credit Risk
      Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. One tenant comprised 10.7% or $6.3 million of annualized revenues at December 31, 2004. The inability of this

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tenant to make lease payments could materially adversely affect our business. This tenant is located at our King of Prussia property located in Pennsylvania.
      We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit.

Capital Commitments
      As of December 31, 2004, we had approximately $1.9 million outstanding in capital commitments related to tenants improvements, renovation costs and general property-related capital expenditures.

Insurance
      The Company carries insurance coverage on its properties of types and in amounts that it believes are in line with coverage customarily obtained by owners of similar properties. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

Environmental Matters
      The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental remediation insurance for its properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by future spills or the historic presence of previously undiscovered hazardous substances.

Tax Indemnification Agreements and Minimum Debt Requirements
      As a result of the contribution of properties to the Operating Partnership, the Company has indemnified the contributors of the properties against adverse tax consequences if it directly or indirectly sells, exchanges or otherwise disposes of the properties in a taxable transaction before the tenth anniversary of the completion of the Offering. The Company also has agreed to use its reasonable best efforts to maintain at least $8.0 million of debt, some of which must be property specific, for a period of ten years following the date of the Offering to enable certain contributors to guarantee the debt in order to defer potential taxable gain they may incur if the Operating Partnership repays the existing debt.

15.	Newly Issued Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123. SFAS 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS 123R is effective in fiscal periods beginning after June 15, 2005. As of December 31, 2004, the Company’s equity issuances for compensation have consisted entirely of restricted stock grants to directors and employees. The Company does not believe that the treatment of its restricted stock grants under SFAS 123R

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
differs from the treatment under SFAS 123. As a result, the Company does not expect the adoption of SFAS 123R to have a material impact on the Company’s results of operations, financial position, or liquidity.
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on the Company’s results of operations, financial position, or liquidity.

16.	Subsequent Events
      On January 10, 2005, the Company appointed an independent director, M. Faye Wilson, to its board of directors and granted her 2,000 shares of restricted stock with an aggregate value of $42,000, which vest one year from the date of grant. During the first quarter, the Company also granted 44,225 shares of restricted stock with an aggregate value of $893,000 to officers and employees pursuant to the Plan.
      On March 1, 2005, the Company invested approximately $5.1 million in a majority owned joint venture that purchased a building located at 9535 Waples in San Diego. The Company anticipates expanding and improving the building to reposition it as laboratory space. The Company has entered into an agreement with its joint venture partner, which will be responsible for construction, leasing and management.
      On March 16, 2005, the Company acquired the third building on our Bridgeview property in Hayward, California for approximately $16.2 million. The purchase price was funded through the Company’s revolving credit facility.
      On March 17, 2005, the Company acquired a building located at 7 Graphics Drive in Ewing, New Jersey for approximately $7.7 million. The purchase price was funded through the Company’s revolving credit facility and cash on hand.
      On March 14, 2005, the Company declared its first quarter 2005 dividend in the amount of $0.27 per common share and operating partnership unit. The dividend is payable on April 15, 2005 to stockholders of record at the close of business on March 31, 2005. The dividend is equivalent to an annualized dividend of $1.08 per common share and unit.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Information (unaudited)
      The tables below reflect the Company’s and the Predecessor’s selected quarterly information for the years ended December 31, 2004 and 2003 (in thousands, except per share data).

	2004 Quarter Ended

	BioMed Realty Trust, Inc.(1)		Predecessor(2)

		August 11	July 1
		through	through
	December 31,	September 30,	August 17,	June 30,	March 31,

Total revenues	$19,670	$8,984	$278	$1,724	$1,712
Income/(loss) before minority interests	$3,146	$1,905	$(261)	$631	$631
Minority interests	$(191)	$(78)	$—	—	$—
Net income/ (loss)	$2,955	$1,827	$(261)	$631	$631
Net income per share — basic	$0.10	$0.06	$—	—	$—
Net income per share — diluted	$0.09	$0.06	$—	—	$—

	2003 Quarter Ended

	Predecessor(2)

	December 31,	September 30,	June 30,	March 31,

Total revenues	$1,756	$1,755	$1,760	$1,748
Net income	$564	$620	$556	$594
Net income per share — basic and diluted	$—	$—	$—	$—

(1)	The Company commenced operations on August 11, 2004, after completing the Offering.

(2)	Represents results of the Predecessor prior to completion of the Offering and acquisition of the Predecessor on August 17, 2004.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(In thousands)

					Initial Cost				Gross amount carried at December 31, 2004
								Costs
							Buildings	Capitalized			Buildings
		Year Built/	Date			Ground	and	Subsequent		Ground	and		Accumulated
Property	Market	Renovated	Acquired	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Lease	Improvements	Total	Depreciation	Net

				(1)								(2)	(3)
Ardentech Court	San Francisco	1997/2001	11/18/04	$4,828	$2,742	$—	$5,372	$—	$2,742	$—	$5,372	$8,114	$(17)	$8,097
Balboa Avenue	San Diego	1968/2000	8/13/04	—	1,316	—	9,493	30	1,316	—	9,523	10,839	(89)	10,750
Bayshore Boulevard	San Francisco	2000	8/17/04	16,438	3,667	—	23,131	—	3,667	—	23,131	26,798	(217)	26,581
Beckley Street	Maryland	1999	12/17/04	—	1,480	—	17,572	—	1,480	—	17,572	19,052	(18)	19,034
Bernardo Center Drive	San Diego	1974/1992	8/13/04	—	2,580	—	13,714	—	2,580	—	13,714	16,294	(129)	16,165
Bridgeview	San Francisco	1977/1998	9/10/04	11,825	1,315	—	14,716	—	1,315	—	14,716	16,031	(107)	15,924
Eisenhower Road	Pennsylvania	1973/2000	8/13/04	2,252	416	—	2,614	—	416	—	2,614	3,030	(24)	3,006
Elliott Avenue	Seattle	1925/2004	8/24/04	16,996	10,124	—	38,906	—	10,124	—	38,906	49,030	(365)	48,665
Industrial Road	San Francisco	2001	8/17/04	—	12,000	—	41,718	—	12,000	—	41,718	53,718	(391)	53,327
King of Prussia	Pennsylvania	1954/2004	8/11/04	—	12,813	—	68,231	—	12,813	—	68,231	81,044	(638)	80,406
Landmark at Eastview	New York/ New Jersey	1958/1999	8/12/04	—	—	14,210	61,996	260	—	14,217	62,249	76,466	(635)	75,831
Monte Villa Parkway	Seattle	1996/2002	8/17/04	10,007	1,020	—	10,711	—	1,020	—	10,711	11,731	(100)	11,631
San Diego Science Center	San Diego	1973/2002	10/21/04	—	3,872	—	21,874	—	3,872	—	21,874	25,746	(114)	25,632
Science Center Drive	San Diego	1995	9/24/04	11,699	2,630	—	16,365	—	2,630	—	16,365	18,995	(119)	18,876
Towne Centre Drive	San Diego	2001	8/12/04	22,856	10,720	—	31,504	—	10,720	—	31,504	42,224	(295)	41,929
Tributary Street	Maryland	1983/1998	12/17/04	—	2,060	—	10,585	—	2,060	—	10,585	12,645	(11)	12,634

Total				$96,901	$68,755	$14,210	$388,502	$290	$68,755	$14,217	$388,785	$471,757	$(3,269)	$468,488

(1)	Excludes unamortized debt premium of $5,335.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $512,459 as of December 31, 2004 (unaudited).

(3)	Depreciation of the ground lease and building and improvements are recorded on a straight-line basis over the estimated useful lives ranging from the life of the lease to 40 years.
See accompanying report of independent registered public accounting firm.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004
(In thousands)
      A summary of activity of rental property and accumulated depreciation is as follows (in thousands):

	BioMed Realty
	Trust, Inc.(1)	Predecessor(1)

	August 11	January 1
	thru	thru
	December 31,	August 17,	December 31,	December 31,
	2004	2004	2003	2002

Rental Property:
Balance at beginning of period/year	$—	$49,588	$49,483	$49,324
Property acquisitions	471,467	—	—	—
Improvements	290	—	105	159

Balance at end of period/year	$471,757	$49,588	$49,588	$49,483

Accumulated Depreciation:
Balance at beginning of period/year	$—	$(2,563)	$(1,630)	$(697)
Depreciation expense	(3,269)	(586)	(933)	(933)

Balance at end of period/year	$(3,269)	$(3,149)	$(2,563)	$(1,630)

(1)	BioMed Realty Trust, Inc. commenced operations on August 11, 2004 after completion of our Offering. Industrial Road is the largest of the properties acquired in the Offering and therefore has been identified as the accounting acquirer, or Predecessor, pursuant to paragraph 17 of SFAS 141. As such, the information presented herein for our Predecessor were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.
See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in an unconsolidated entity. As we manage this entity, our disclosure controls and procedures with respect to such entity are essentially consistent with those we maintain with respect to our consolidated entities.
      As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
      There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on November 23, 2004 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
      The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
      Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

      Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Compliance with Section 16(a) of the Exchange Act” will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning our security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedule
      The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	46
Consolidated Balance Sheet for BioMed Realty Trust, Inc. as of December 31, 2004 and Balance Sheet for Inhale 201 Industrial Road, L.P. (Predecessor) as of December 31, 2003	47
Consolidated Statement of Income for BioMed Realty Trust, Inc. for the period from August 11, 2004 through December 31, 2004, and Statement of Income for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the years ended December 31, 2003 and 2002	48
Consolidated Statement of Stockholders’ Equity for BioMed Realty Trust, Inc. for the period from August 11, 2004 through December 31, 2004, and Statements of Owners’ Equity for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the years ended December 31, 2003 and 2002	49
Consolidated and Combined Statements of Cash Flows for BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004 and Statements of Cash Flows for Inhale 201 Industrial Road, L.P. (Predecessor) for the years ended December 31, 2003 and 2002	50
Notes to Consolidated Financial Statements	52
Financial Statement — Schedule III	68

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)
3.2	Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(2)
10.1	Second Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of August 13, 2004.(1)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan.(1)
10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(3)
10.5	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(2)
10.6	Employment Agreement between BioMed Realty Trust, Inc. and Alan D. Gold dated as of August 6, 2004.(1)
10.7	Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of August 6, 2004.(1)
10.8	Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of August 6, 2004.(1)

Exhibit
Number	Description

10.9	Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of August 6, 2004.(1)
10.10	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.11	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.12	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.13	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.14	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.15	Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 21, 2004.(2)
10.16	First Amendment to Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 23, 2004.(2)
10.17	Agreement of Purchase and Sale for Partnership Interests among Radnor Properties Associates-II, L.P., Radnor GP-145 KOP, L.L.C., BMR-145 King of Prussia Road GP LLC and BioMed Realty L.P. dated as of June 24, 2004.(2)
10.18	Purchase and Sale Agreement and Escrow Instructions among F&S Hayward, Inc., Foster Enterprises, Syme Family Partners L.P. and BMR-Bridgeview Technology Park LLC dated as of June 10, 2004.(2)
10.19	Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of May 24, 2004.(2)
10.20	Amendment to Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of June 16, 2004.(2)
10.21	Agreement of Purchase and Sale between Elliott Park LLC and BMR-201 Elliott Avenue LLC dated as of June 3, 2004.(2)
10.22	Purchase and Sale Agreement and Escrow Instructions between Illumina, Inc. and BMR-9885 Towne Centre Drive LLC dated as of June 18, 2004.(2)
10.23	Purchase and Sale Agreement and Escrow Instructions among Phase 3 Science Center LLC, Ahwatukee Hills Investors, LLC, J. Alexander’s LLC and BMR-3450 Monte Villa Parkway LLC dated as of June 2, 2004.(2)
10.24	Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 8, 2002.(2)
10.25	First Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of June 21, 2002.(2)
10.26	Second Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 3, 2003.(2)
10.27	Third Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of January 19, 2004.(2)
10.28	Redemption Agreement among Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.), SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P. dated as of June 23, 2004.(2)
10.29	Amended and Restated Build-to-Suit Lease between Inhale 201 Industrial Road, L.P. and Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.).(1)

Exhibit
Number	Description

10.30	Amendment to Amended and Restated Built-to-Suit Lease dated as of January 11, 2005 between BMR-201 Industrial Road LLC and Nektar Therapeutics.(3)
10.31	Revolving Loan Agreement dated as of August 11, 2004 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., the other borrowers and lenders party thereto, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Swing Loan Bank, Keybank National Association, as Syndication Agent, and Royal Bank of Canada, as Documentation Agent.(1)
10.32	Master Loan Agreement dated December 28, 2004 between BMR-Bayshore Boulevard LLC, BMR-3450 Monte Villa Parkway LLC and BMR-9885 Towne Centre Drive LLC, and The Northwestern Mutual Life Insurance Company.(4)
10.33	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.34	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.35	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.36	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.37	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.38	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(4)
10.39	Fraudulent Conveyance Indemnity Agreement dated December 28, 2004 by BioMed Realty Trust, Inc. in favor of The Northwestern Mutual Life Insurance Company.(4)
10.40	BioMed Realty 401(k) Retirement Savings Plan.(3)
10.41	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)
10.42	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)
21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(5)
23.1	Consent of KPMG LLP.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(4)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

(5)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

/s/ Alan D. Gold

Alan D. Gold
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ John F. Wilson, II

John F. Wilson, II
Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: March 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barbara R. Cambon Barbara R. Cambon	Director	March 29, 2005

/s/ Edward A. Dennis Edward A. Dennis	Director	March 29, 2005

/s/ Gary A. Kreitzer Gary A. Kreitzer	Executive Vice President, General Counsel, Secretary and Director	March 29, 2005

/s/ Mark J. Riedy Mark J. Riedy	Director	March 29, 2005

/s/ Theodore D. Roth Theodore D. Roth	Director	March 29, 2005

/s/ M. Faye Wilson M. Faye Wilson	Director	March 29, 2005