Form 10-Q
period 2005-03-31
BioMed Realty Trust Inc
filed 2005-05-16
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

Commission File Number: 1-32261

BIOMED REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 222
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)

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

     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 13, 2005 was 31,434,558.

BIOMED REALTY TRUST, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Page
PART I — FINANCIAL INFORMATION	3

Item 1 Consolidated Financial Statements	3
Consolidated Balance Sheets for BioMed Realty Trust, Inc. as of March 31, 2005 (Unaudited) and December 31, 2004 (Unaudited)	3
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the three months ended March 31, 2005 (Unaudited), and for Inhale 201 Industrial Road, L.P. (Predecessor) for the three months ended March 31, 2004 (Unaudited)	4
Consolidated Statements of Cash Flows for BioMed Realty Trust, Inc. for the three months ended March 31, 2005 (Unaudited) and for Inhale 201 Industrial Road, L.P. (Predecessor) for the three months ended March 31, 2004 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	19

PART II — OTHER INFORMATION	20

Item 1 Legal Proceedings	20
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3 Defaults Upon Senior Securities	20
Item 4 Submission of Matters to a Vote of Security Holders	20
Item 5 Other Information	20
Item 6 Exhibits	20
SIGNATURES	21
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART 1 — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
	(In thousands, except per share data)
ASSETS
Rental property, net	$489,136	$468,488
Property under development	5,373	—
Investment in unconsolidated partnership	2,505	2,470
Cash and cash equivalents	15,570	27,869
Restricted cash	2,572	2,470
Accounts receivable, net	5,255	1,837
Accrued straight-line rents, net	4,224	3,306
Acquired above market leases, net	7,543	8,006
Deferred leasing costs, net	60,950	61,503
Deferred loan costs, net	1,605	1,700
Prepaid expenses	2,154	1,531
Other assets	4,730	2,543

Total assets	$601,617	$581,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$101,594	$102,236
Unsecured line of credit	19,500	—
Security deposits	5,227	4,831
Due to affiliates	—	53
Dividends and distributions payable	9,262	9,249
Accounts payable and accrued expenses	9,466	7,529
Acquired lease obligations, net	14,209	13,741

Total liabilities	159,258	137,639

Minority interests	22,486	22,267
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 31,432,558 and 31,386,333 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	314	314
Additional paid-in capital	435,010	434,075
Deferred compensation	(4,410)	(4,182)
Dividends in excess of earnings	(11,041)	(8,390)

Total stockholders’ equity	419,873	421,817

Total liabilities and stockholders’ equity	$601,617	$581,723

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

		INHALE 201
	BIOMED REALTY	INDUSTRIAL ROAD,
	TRUST, INC.	L.P. (PREDECESSOR)
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share data)
Revenues:
Rental	$14,214	$1,562
Tenant recoveries	7,254	150
Other income	3,003	—

Total revenues	24,471	1,712

Expenses:
Rental operations	6,395	65
Real estate taxes	1,788	88
Depreciation and amortization	6,191	242
General and administrative	2,550	—

Total expenses	16,924	395

Income from operations	7,547	1,317
Equity in net income of unconsolidated partnership	51	—
Interest income	78	—
Interest expense	(1,411)	(686)

Income before minority interests	6,265	631
Minority interests	(429)	—

Net income	$5,836	$631

Basic earnings per share	$0.19

Diluted earnings per share	$0.19

Weighted-average common shares outstanding:
Basic	31,129,613

Diluted	34,148,820

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		INHALE 201
	BIOMED	INDUSTRIAL
	REALTY	ROAD,L.P.
	TRUST, INC.	(PREDECESSOR)
	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(in thousands)
Operating activities:
Net income	$5,836	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	429	—
Depreciation and amortization	6,191	242
Revenue reduction attributable to acquired above market leases	463	—
Revenue recognized related to acquired lease obligations	(310)	—
Vesting of restricted common stock	707	—
Amortization of loan costs	129	21
Interest expense reduction for amortization of debt premium	(261)	—
Income from unconsolidated partnership	(51)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,418)	—
Accrued straight-line rents	(918)	(134)
Deferred leasing costs	(320)	—
Prepaid expenses	(623)	—
Other assets	38	(66)
Due to affiliates	(53)	—
Restricted cash	(102)	—
Accounts payable and accrued expenses	1,937	(7)
Security deposits	388	—

Net cash provided by operating activities	10,062	687

Investing activities:
Purchases of interests in and additions to rental property and related intangible assets	(25,409)	—
Purchase of interests in and additions to property under development	(5,373)	—
Security deposits received from prior owners of rental property	8	—
Receipts of master lease payments (reduction to rental property)	786	—
Distributions received from unconsolidated partnership	16	—
Funds held in escrow for acquisitions (other assets)	(2,225)	—

Net cash used in investing activities	(32,197)	—

Financing activities:
Payment of loan costs	(34)	—
Line of credit proceeds	19,500	—
Principal payments on mortgage notes payable	(381)	(246)
Distributions to operating partnership unit holders	(775)	—
Dividends paid	(8,474)	—
Distributions to owners of Predecessor	—	(510)

Net cash provided by (used in) financing activities	9,836	(756)

Net decrease in cash and cash equivalents	(12,299)	(69)
Cash and cash equivalents at beginning of period	27,869	157

Cash and cash equivalents at end of period	$15,570	$88

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $25 and $0, respectively)	$1,273	$676
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	8,487	—
Accrual for distributions declared for operating partnership unit holders	775	—
Restricted stock awards	935	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

     As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s primary acquisition targets and current properties are located in markets with well established reputations as centers for scientific research, including San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and Boston.

     The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.3 million. In addition, simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which is used to finance acquisitions and for other corporate purposes. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant became exercisable six months after the Offering date and expires five years after the Offering date. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations.

     At March 31, 2005, we owned or had interests in 19 properties, located in San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 36 buildings with approximately 2.8 million rentable square feet of laboratory and office space. We also owned undeveloped land that we estimate can support up to 548,000 rentable square feet of laboratory and office space.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2004.

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

Investments in Rental Property

     Rental property, net consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Land	$70,285	$68,755
Ground lease	14,210	14,217
Buildings and improvements	409,686	388,502
Tenant improvements	720	283

	494,901	471,757
Accumulated depreciation	(5,765)	(3,269)

	$489,136	$468,488

Revenue Recognition

     Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. A gain on early termination of lease of $3.0 million for the three months ended March 31, 2005 is included in other income on the consolidated statements of income and was due to the early termination of a portion of the Nektar lease at our Industrial Road property. Accordingly, the related lease commissions and other related intangible assets have been fully amortized.

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

Income Taxes

     We will elect to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

Management’s Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reporting of revenue and expenses during the reporting period to prepare these financial statements in conformity with GAAP. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

3. Minority Interests

     Minority interests on the consolidated balance sheet relate to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at March 31, 2005 amounted to 8.44% of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing approximately one year after the Offering, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Minority interests also include an 11% interest of a limited partner, in the limited partnership that owns the King of Prussia property and a 10% interest by a limited partner in the limited liability company that owns the Waples property, which are consolidated entities of the Company.

4. Mortgage Notes Payable

     A summary of our outstanding consolidated secured indebtedness as of March 31, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Carrying	Carrying
	Interest	Interest	Principal	Premium	Value at	Value at
	Rate	Rate	Amount	Amount	March 31, 2005	December 31, 2004	Maturity Date
Ardentech Court	7.25%	5.06%	$4,807	$591	$5,398	$5,440	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,378	—	16,378	16,438	January 1, 2010
Bridgeview	8.07%	5.04%	11,798	1,780	13,578	13,681	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,244	73	2,317	2,331	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,881	1,017	17,898	18,107	November 24, 2007
Monte Villa Parkway	4.55%	4.55%	9,971	—	9,971	10,007	January 1, 2010
Science Center Drive	7.65%	5.04%	11,667	1,613	13,280	13,376	July 1, 2011
Towne Centre Drive	4.55%	4.55%	22,774	—	22,774	22,856	January 1, 2010

			$96,520	$5,074	$101,594	$102,236

     Premiums were recorded upon assumption of the notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

5. Line of Credit

     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bears interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company at the time of any draw, or a reference rate, and expires on August 11, 2007. The Company, at its sole discretion, may extend the maturity date to August 11, 2008 after satisfying certain conditions and paying an extension fee totaling 0.20% of the then outstanding commitment. The Company may increase the amount of the commitment up to $200.0 million upon satisfying certain conditions and with agreement of the lender. The credit facility requires payment of a quarterly unused commitment fee ranging from 0.15% to 0.25% depending on the total unused commitment and an annual administrative fee equal to $10,000 times the number of banks participating in the facility. As of March 31, 2005, borrowings outstanding on the credit facility were $19.5 million and the weighted-average interest rate was 4.03%.

     The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured interest expense coverage, leverage ratio, cash flow coverage, the maximum amount of unsecured, secured and recourse indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not during any four consecutive quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2005.

6. Earnings Per Share

     Earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted or has been committed to be granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three months ended March 31, 2005.

     The following sets forth information related to the computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

For the Three
Months Ended
March 31, 2005
Net income attributable to common shares	$5,836
Operating partnership unit share in earnings of minority interest (1)	538

Adjusted net income attributable to common shares	$6,374

Weighted-average common shares outstanding:
Basic	31,129,613
Incremental shares from assumed conversion/exercise:
Stock warrant	75,047
Vesting of restricted stock	73,596
Operating Partnership Units	2,870,564

Diluted	34,148,820

Earnings per share — basic and diluted	$0.19

(1)	Does not include minority interest for the limited partner’s interest in the King of Prussia property of $(109,000).

7. Incentive Award Plan

     During the three months ended March 31, 2005, the Company granted 46,225 shares of restricted stock under the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan. As a result, an additional $935,000 was added to deferred compensation. For the three months ended March 31, 2005, $707,000 of stock-based compensation expense was recognized in general and administrative expense.

8. Segment Information

     The Company’s segments are based on its method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are San Francisco, San Diego, Seattle, New York and New Jersey, Pennsylvania and Maryland. The rental operations expenses at the “Corporate and Other” segment consists primarily of the corporate level management of the properties.

     The principal financial measure of the performance of a segment used by the Company is Net Operating Income. Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. Net Operating Income is derived by deducting rental operations and real estate tax expenses from rental revenues and tenant recoveries.

     The Predecessor operated in one geographic area — San Francisco.

     Information by geographic area (dollars in thousands):

				New York			Corporate
	San			and			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
Rental revenues and tenant recoveries	$3,547	$3,728	$2,233	$7,887	$3,053	$1,020	$—	$21,468
% of total revenues	16.5%	17.4%	10.4%	36.7%	14.2%	4.8%	0.0%	100.0%
Rental operations and real estate tax expenses	$534	$728	$287	$4,778	$1,609	$81	$166	$8,183
% of total rental operations expenses	6.5%	8.9%	3.5%	58.4%	19.7%	1.0%	2.0%	100.0%
Net operating income	$3,013	$3,000	$1,946	$3,109	$1,444	$939	$(166)	$13,285
% of total net operating income	22.7%	22.6%	14.6%	23.4%	10.9%	7.1%	(1.3)%	100.0%
Equity in net income of unconsolidated partnership	—	$51	—	—	—	—	—	$51

				New York			Corporate
	San			and			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
% of total equity income of unconsolidated partnership	—	100.0%	—	—	—	—	—	100.0%
Gain on early termination of lease	$3,003	—	—	—	—	—	—	$3,003
% of total gain on early termination of lease	100.0%	—	—	—	—	—	—	100.0%
Interest and other income	$31	$2	—	$1	$1	—	$43	$78
% of total interest income	39.7%	2.6%	—	1.3%	1.3%	—	55.1%	100.0%
Depreciation and amortization	$(1,335)	$(1,449)	$(796)	$(1,539)	$(896)	$(176)	—	$(6,191)
% of total depreciation and amortization	(21.6)%	(23.4)%	(12.8)%	(24.8)%	(14.5)%	(2.9)%	—	(100.0)%
General and administrative	—	—	—	—	—	—	$(2,550)	$(2,550)
% of total general and administrative	—	—	—	—	—	—	(100.0)%	(100.0)%
Interest expense	$(422)	$(411)	$(336)	—	$(27)	—	$(215)	$(1,411)
% of total interest expense	(29.9)%	(29.1)%	(23.8)%	—	(1.9)%	—	(15.3)%	(100.0)%
Minority interests	—	—	—	—	$109	—	$(538)	$(429)
% of total minority interests	—	—	—	—	25.4%	—	(125.4)%	(100.0)%
Net income	$4,290	$1,193	$814	$1,571	$631	$763	$(3,426)	$5,836
% of total net income	73.5%	20.4%	14.0%	26.9%	10.8%	13.1%	(58.7)%	100.0%
Investment in unconsolidated partnership	—	$2,505	—	—	—	—	—	$2,505
Total assets	$153,670	$136,749	$70,700	$109,558	$93,088	$32,409	$5,443	$601,617

9. Property Acquisitions

     The Company acquired interests in three properties during the three months ended March 31, 2005 (in thousands):

	Purchase
	Price	Acquisition Date
Waples — San Diego	$5,100	March 1, 2005
Bridgeview — San Francisco	16,200	March 16, 2005
Graphics Drive — New Jersey	7,700	March 17, 2005

	$29,000

10. Subsequent Events

     On April 5, 2005, the Company, through the Operating Partnership, completed the acquisition of Fresh Pond Research Park located in Cambridge, Massachusetts for cash consideration of approximately $20.7 million. The purchase price was funded with borrowings under our $100.0 million revolving unsecured loan agreement.

     On April 5, 2005, the Company, through the Operating Partnership, completed the acquisition of a property on Coolidge Avenue located in the Boston area in Watertown, Massachusetts for cash consideration of approximately $10.8 million. The purchase price was funded with borrowings under our $100.0 million revolving unsecured loan agreement.

     On April 5, 2005, the Company, through the Operating Partnership, completed the acquisition of a property located on Phoenixville Pike in Malvern, Pennsylvania for cash consideration of approximately $13.0 million. The purchase price was funded with borrowings under our $100.0 million revolving unsecured loan agreement and cash on hand.

     On April 15, 2005, the Company signed a definitive purchase and sale agreement to acquire a portfolio of seven properties and one parking structure in Cambridge, Massachusetts and an additional property in Lebanon, New Hampshire for a total purchase price of $531.0 million, including estimated closing costs. The purchase price is to be paid in cash and through the assumption of approximately $130.0 million of indebtedness. In order to finance the acquisition and provide additional working capital, the Company has secured a commitment from KeyBank National Association, under which the Company intends to borrow up to $600.0 million under three credit facilities, including a three-year, senior unsecured revolving credit facility of $250.0 million, a three-year, senior unsecured term loan facility of $100.0 million, and a five-year, secured term loan facility of $250.0 million. The new $250.0 million senior unsecured revolving credit facility, which contains an accordion option up to $400.0 million, will replace the Company’s existing $100.0 million revolving unsecured credit facility.

     On April 19, 2005, the Company entered into a lease amendment with Centocor, Inc., a subsidiary of Johnson & Johnson. Under the amendment, Centocor has agreed to lease an additional 79,667 rentable square feet at the Company’s King of Prussia property located in Radnor, Pennsylvania from May 1, 2005 through March 31, 2010. The new lease replaces the existing portion of the master lease with an affiliate of The Rubenstein Company, the original seller of the property, with respect to this space. Annualized base rent of approximately $1.3 million and certain tenant reimbursements received under the new lease will correspondingly reduce the rent received under the master lease.

     On April 21, 2005, the Company, through the Operating Partnership, completed the acquisition of a property located on Nancy Ridge Drive in San Diego for cash consideration of approximately $5.8 million and the assumption of approximately $7.0 million in debt. The cash portion of the purchase price was funded with borrowings under our $100.0 million revolving unsecured loan agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or the California region; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions (including the proposed acquisition of the Lyme portfolio) successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2004. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     A more complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2004.

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

     At March 31, 2005, we owned or had interests in 19 properties, located in San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 36 buildings with approximately 2.8 million rentable square feet of laboratory and office space. We also owned undeveloped land that we estimate can support up to 548,000 rentable square feet of laboratory and office space.

     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.

Factors Which May Influence Future Operations

     As of March 31, 2005, our property portfolio was 91.5% leased to 57 tenants. Of the remaining unleased space, approximately 105,000 square feet, or 3.7% of the company’s total rentable square footage, was under redevelopment. Approximately 4.5% of our leased square footage expires during 2005 and approximately 5.1% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under master lease arrangements at our Bayshore and King of Prussia properties, which expire in 2006 and 2008, respectively.

     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. We also intend to proceed with new developments, when prudent.

     The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and in our target markets of San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and Boston. We are optimistic that market conditions will continue to improve during 2005 as evidenced by reduced vacancy rates for life science space in 2004. However, this is contingent upon continued strong job growth in our markets.

     We believe that, on a portfolio basis, rental rates on leases expiring in 2005 and 2006 are at or below market rental rates that are currently being achieved in our markets. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

Results of Operations

     The following is a comparison of the three months ended March 31, 2005 of the consolidated operating results of BioMed Realty Trust, Inc., to the combined operating results of 201 Industrial Road, L.P., our predecessor, and Bernardo Center Drive, Science Center Drive and Balboa Avenue for the three months ended March 31, 2004. We refer to Bernardo Center Drive, Science Center Drive and Balboa Avenue as the Combined Contribution Properties. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership, and the Combined Contribution Properties, which were under common management with our predecessor, were contributed to us in exchange for 1,153,708 units in our Operating Partnership.

     Our predecessor is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial information of the Combined Contribution Properties are presented herein on an historical combined basis. Management does not consider the operating results of our predecessor on a stand-alone basis to be indicative of the historical operating results of our company taken as a whole. Therefore, the following discussion relates to the operating results of our predecessor and the Combined Contribution Properties, the other properties contributed to us over which our management has provided continuous common management throughout the applicable reporting periods, on a combined historical basis. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004. Management believes this presentation provides a more meaningful discussion of the operating results of BioMed Realty Trust, our predecessor and the Combined Contribution Properties. In order to present these results on a meaningful combined basis, the historical combined financial information for all periods presented includes combining entries to reflect the partner’s capital of our predecessor which was not owned by management.

     The following table sets forth the basis for presenting the historical financial information.

	Three Months	Three Months Ended
	Ended	March 31, 2004
	March 31, 2005		Combined
	BioMed Realty		Contribution	Combining
	Trust, Inc.	Predecessor	Properties	Entries	Total
Revenues:
Rental	$14,214	$1,562	$1,046	—	$2,608
Tenant recoveries	7,254	150	182	—	332
Other income	3,003	—	—	—	—

Total revenues	24,471	1,712	1,228	—	2,940

Expenses:
Rental operations	6,395	65	74	—	139
Real estate taxes	1,788	88	56	—	144
Depreciation and amortization	6,191	242	204	—	446
General and administrative	2,550	—	58	—	58

Total expenses	16,924	395	392	—	787

Income from operations	7,547	1,317	836	—	2,153
Equity in net income of unconsolidated partnership	51	—	—	—	—
Interest income	78	—	5	—	5
Interest expense	(1,411)	(686)	(613)	—	(1,299)

Income before minority interests	6,265	631	228	—	859
Minority interests	(429)	—	(72)	(370)	(442)

Net income	$5,836	$631	$156	$(370)	$417

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

     Rental Revenues. Rental revenues increased $11.6 million to $14.2 million for the three months ended March 31, 2005 compared to $2.6 million for the three months ended March 31, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.

     Tenant Recoveries. Revenues from tenant reimbursements increased $7.0 million to $7.3 million for the three months ended March 31, 2005 compared to $332,000 for the three months ended March 31, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.

     Other Income. Other income is comprised of a gain on early termination of lease of a portion of the Nektar lease at Industrial Road of $3.0 million for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2004.

     Rental Operations Expense. Rental operations expenses increased $6.3 million to $6.4 million for the three months ended March 31, 2005 compared to $139,000 for the three months ended March 31, 2004. The increase was primarily due to the inclusion of rental property operations expenses for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.

     Real Estate Tax Expense. Real estate tax expense increased $1.7 million to $1.8 million for the three months ended March 31, 2005 compared to $144,000 for the three months ended March 31, 2004. The increase was primarily due to the inclusion of property taxes for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.8 million to $6.2 million for the three months ended March 31, 2005 compared to $446,000 for the three months ended March 31, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.

     General and Administrative Expenses. General and administrative expenses increased to $2.6 million for the three months ended March 31, 2005 from $58,000 for the three months ended March 31, 2004. The increase was primarily due to the initial public offering, the hiring of new personnel after the initial public offering, the addition of expenses relating to operating as a public company, compensation expense related to unvested restricted stock compensation awards accrued during the three months ended March 31, 2005 and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.

     Interest Income. Interest income increased to $78,000 for the three months ended March 31, 2005 from $5,000 for the three months ended March 31, 2004. This is primarily due to interest earned on an increase of funds held by us during the three months ended March 31, 2005.

     Interest Expense. Interest expense increased $100,000 to $1.4 million for the three months ended March 31, 2005 compared to $1.3 million for the three months ended March 31, 2004. The increase in interest is a result of more overall debt outstanding after the consummation of the initial public offering partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium, which decreased interest expense by $261,000.

     Minority Interests. Minority interests decreased to $429,000 for the three months ended March 31, 2005 from $442,000 for the three months ended March 31, 2004. The minority interest allocations for the three months ended March 31, 2005 and 2004 are not comparable due to the initial public offering. The 2004 allocation was a result of the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor. The 2005 allocation was allocated to the limited partner unit holders of our Operating Partnership.

Cash Flows

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

	Three Months Ended March 31,
		Predecessor and
	BioMed	Combined
	Realty Trust,	Contribution
	Inc.	Properties
	2005	2004	Change
Net cash provided by operating activities	$10,062	$1,137	$8,925
Net cash used in investing activities	(32,197)	—	(32,197)
Net cash provided by (used in) financing activities	9,836	(1,254)	11,090
Ending cash balance	15,570	238	15,332

     Cash and cash equivalents were $15.6 million and $238,000, respectively, at March 31, 2005 and March 31, 2004.

     Net cash provided by operating activities increased $8.9 million to $10.0 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004. The increase was primarily due to the increases in operating income before depreciation and amortization, and changes in other operating assets and liabilities.

     Net cash used in investing activities was $32.2 million for the three months ended March 31, 2005 compared to $0 for the three months ended March 31, 2004. The increase was primarily due to $33.0 million paid to acquire interests in real estate entities and funds held in escrow for acquisitions partially offset by receipts of master lease payments.

     Net cash provided by financing activities increased $11.1 million to $9.8 million for the three months ended March 31, 2005 compared to cash used of $1.3 million for the three months ended March 31, 2004. The increase was primarily due to borrowings under our revolving unsecured loan agreement offset by principal payments on mortgage loans, and payments of dividends and distributions.

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

     The following table provides the calculation of our FFO and a reconciliation to net income for the three months ended March 31, 2005 (in thousands, except per share amounts):

Net income	$5,836
Adjustments
Operating partnership unit share in earnings of minority interest	538
Depreciation and amortization — real estate assets	6,180

Funds from operations	$12,554

Funds from operations per share — diluted	$0.37

Weighted-average common shares outstanding — diluted	34,148,820

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

     Our total market capitalization at March 31, 2005 was approximately $822.7 million based on the market closing price of our common stock at March 31, 2005 of $20.60 per share (assuming the conversion of 2,870,564 operating partnership units into common stock) and our debt outstanding was approximately $116.0 million (exclusive of unamortized debt premium and accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 14.1% at March 31, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     On August 11, 2004, we entered into a $100.0 million revolving unsecured loan agreement, which bears interest at LIBOR plus 1.20%, or higher depending on our leverage ratio at the time of any draw, or a reference rate, and expires on August 11, 2007. We, at our sole discretion, may extend the maturity date to August 11, 2008 after satisfying certain conditions and paying an extension fee totaling 0.20% of the then outstanding commitment. We may increase the amount of the commitment up to $200.0 million upon satisfying certain conditions and with agreement of the lender. The credit facility requires payment of a quarterly unused commitment fee ranging from 0.15% to 0.25% depending on the total unused commitment and an annual administrative fee equal to $10,000 times the number of banks participating in the facility. As of March 31, 2005, borrowing outstanding on the credit facility totaled $19.5 million and the weighted-average interest rate was 4.03%.

     The terms of the credit facility include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured interest expense coverage, leverage ratio, cash flow coverage, the maximum amount of unsecured, secured and recourse indebtedness, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not during any four consecutive quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of March 31, 2005.

     A summary of our outstanding consolidated secured indebtedness as of March 31, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Carrying
	Rate	Rate	Amount	Amount	Value	Maturity Date
Ardentech Court	7.25%	5.06%	$4,807	$591	$5,398	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,378	—	16,378	January 1, 2010
Bridgeview	8.07%	5.04%	11,798	1,780	13,578	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,244	73	2,317	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,881	1,017	17,898	November 24, 2007
Monte Villa Parkway	4.55%	4.55%	9,971	—	9,971	January 1, 2010
Science Center Drive	7.65%	5.04%	11,667	1,613	13,280	July 1, 2011
Towne Centre Drive	4.55%	4.55%	22,774	—	22,774	January 1, 2010

	6.01%	4.71%	$96,520	$5,074	$101,594

     As of March 31, 2005, borrowings outstanding on the credit facility totaled $19.5 million, which matures in 2007.

     Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

     As of March 31, 2005, principal payments due for our total consolidated indebtedness were as follows (in thousands):

2005	$1,456
2006	2,017
2007	37,112
2008	3,732
2009	1,716
Thereafter	69,987

$116,020

     We may in the future enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument; however, we were not a party to any derivative financial instruments at March 31, 2005. Further, we do not enter into derivative or interest rate transactions for speculative or trading purposes.

Off Balance Sheet Arrangements

     As of March 31, 2005, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At March 31, 2005, our share of the debt related to this investment was equal to approximately $2.3 million (excluding unamortized debt premium). The assets and liabilities of McKellar Court were $18.9 million and $12.9 million, respectively, at March 31, 2005. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of this investment at March 31, 2005 (in thousands):

Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date
McKellar Court	8.56%	4.63%	$2,271	$385	$2,656	January 1, 2010

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

     Since our initial public offering through March 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.6897 per common share and unit, representing two full quarterly dividends for the fourth quarter of 2004 and first quarter of 2005 of $0.27 each and a partial third quarter dividend for 2004 of $0.1497 per common share and unit. The dividends are equivalent to an annual rate of $1.08 per common share and unit.

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

     As of March 31, 2005, our consolidated debt consisted of eight fixed-rate notes with a carrying value of $101.6 million (including $5.1 million of unamortized premium) and a weighted-average effective interest rate of 4.71% and our credit facility with an outstanding balance of $19.5 million and a weighted-average variable interest rate of 4.03%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At March 31, 2005, the fair value of the fixed-rate debt was estimated to be $99.0 million compared to the net carrying value of $101.6 million (including $5.1 million of unamortized premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of March 31, 2005 in relation to total assets of $601.6 million and equity market capitalization of $706.7 million of our common stock and operating units. At March 31, 2005, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.

     If interest rates were to increase by 10%, or 40 basis points, the increase in interest expense on our $19.5 million in variable rate debt would decrease future annual earnings and cash flows by approximately $72,000. If interest rates were to decrease by 10%, or 40 basis points, the decrease in interest expense on our $19.5 million in variable rate debt would increase our future annual earnings and cash flows by approximately $72,000.

     These amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

     In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks, including counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. To limit counterparty credit risk we will seek to enter into such agreements with major financial institutions with high credit ratings. There can be no assurance that we will be able to adequately protect against the foregoing risks and will ultimately realize an economic benefit that exceeds the related amounts incurred in connection with engaging in such hedging activities. We do not enter into such contracts for speculative or trading purposes. For the period from August 11, 2004 to March 31, 2005, we were not a party to any such financial instruments.

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

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description
10.1	BioMed Realty 401(k) Retirement Savings Plan. (1)

10.2	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan. (1)

10.3	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan. (1)

10.4	Amendment to Amended and Restated Built-to-Suit Lease dated as of January 11, 2005 between BMR-201 Industrial Road LLC and Nektar Therapeutics. (1)

10.5	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.
Dated: May 13, 2005	/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN F. WILSON, II
John F. Wilson, II
Chief Financial Officer (Principal Financial Officer)