Form 10-Q
period 2005-06-30
BioMed Realty Trust Inc
filed 2005-08-12
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 11, 2005 was 46,633,098.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Page
PART I — FINANCIAL INFORMATION	3
Item 1 Consolidated Financial Statements	3
Consolidated Balance Sheets for BioMed Realty Trust, Inc. as of June 30, 2005 (Unaudited) and December 31, 2004 (Unaudited)	3
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the three months ended June 30, 2005 (Unaudited), and for Inhale 201 Industrial Road, L.P. (Predecessor) for the three months ended June 30, 2004 (Unaudited)	4
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the six months ended June 30, 2005 (Unaudited), and for Inhale 201 Industrial Road, L.P. (Predecessor) for the six months ended June 30, 2004 (Unaudited)	5
Consolidated Statements of Cash Flows for BioMed Realty Trust, Inc. for the six months ended June 30, 2005 (Unaudited) and for Inhale 201 Industrial Road, L.P. (Predecessor) for the six months ended June 30, 2004 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	24
Item 4 Controls and Procedures	25
PART II — OTHER INFORMATION	25
Item 1 Legal Proceedings	25
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3 Defaults Upon Senior Securities	25
Item 4 Submission of Matters to a Vote of Security Holders	25
Item 5 Other Information	26
Item 6 Exhibits	26
SIGNATURES	28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

     PART 1 — FINANCIAL INFORMATION
     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Rental property, net	$1,028,406	$468,488
Property under development	5,337	—
Investment in unconsolidated partnership	2,490	2,470
Cash and cash equivalents	113,014	27,869
Restricted cash	4,592	2,470
Accounts receivable, net	5,690	1,837
Accrued straight-line rents, net	5,620	3,306
Acquired above market leases, net	7,813	8,006
Deferred leasing costs, net	143,609	61,503
Deferred loan costs, net	5,530	1,700
Prepaid expenses	2,627	1,531
Other assets	2,417	2,543

Total assets	$1,327,145	$581,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$249,818	$102,236
Secured term loan	250,000	—
Security deposits	5,976	4,831
Due to affiliates	—	53
Dividends and distributions payable	9,265	9,249
Accounts payable and accrued expenses	22,324	7,529
Acquired lease obligations, net	31,988	13,741

Total liabilities	569,371	137,639
Minority interests	21,775	22,267
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,567,058 and 31,386,333 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	465	314
Additional paid-in capital	759,228	434,075
Deferred compensation	(3,838)	(4,182)
Accumulated other comprehensive income	(1,765)	—
Dividends in excess of earnings	(18,091)	(8,390)

Total stockholders’ equity	735,999	421,817

Total liabilities and stockholders’ equity	$1,327,145	$581,723

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		INHALE 201
	BIOMED REALTY	INDUSTRIAL ROAD,
	TRUST, INC.	L.P. (PREDECESSOR)
	Three Months	Three Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(In thousands, except per share data)
Revenues:
Rental	$20,014	$1,575
Tenant recoveries	8,549	149

Total revenues	28,563	1,724

Expenses:
Rental operations	6,721	66
Real estate taxes	2,476	88
Depreciation and amortization	8,476	236
General and administrative	2,695	—

Total expenses	20,368	390

Income from operations	8,195	1,334
Equity in net income of unconsolidated partnership	20	—
Interest income	102	—
Interest expense	(6,812)	(703)

Income before minority interests	1,505	631
Minority interests	(65)	—

Net income	$1,440	$631

Basic earnings per share	$0.05

Diluted earnings per share	$0.05

Weighted-average common shares outstanding:
Basic	31,861,536

Diluted	34,893,367

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		INHALE 201
	BIOMED REALTY	INDUSTRIAL ROAD,
	TRUST, INC.	L.P. (PREDECESSOR)
	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(In thousands, except per share data)
Revenues:
Rental	$34,228	$3,137
Tenant recoveries	15,803	299
Other income	3,003	—

Total revenues	53,034	3,436

Expenses:
Rental operations	13,116	131
Real estate taxes	4,264	176
Depreciation and amortization	14,667	478
General and administrative	5,245	—

Total expenses	37,292	785

Income from operations	15,742	2,651
Equity in net income of unconsolidated partnership	71	—
Interest income	180	1
Interest expense	(8,223)	(1,389)

Income before minority interests	7,770	1,263
Minority interests	(494)	—

Net income	$7,276	$1,263

Basic earnings per share	$0.23

Diluted earnings per share	$0.23

Weighted-average common shares outstanding:
Basic	31,514,608

Diluted	34,544,121

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		INHALE 201
	BIOMED	INDUSTRIAL
	REALTY	ROAD,L.P.
	TRUST, INC.	(PREDECESSOR)
	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
	(in thousands)
Operating activities:
Net income	$7,276	$1,263
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	494	—
Depreciation and amortization	14,667	478
Bad debt expense	200	—
Revenue reduction attributable to acquired above market leases	813	—
Revenue recognized related to acquired lease obligations	(991)	—
Vesting of restricted common stock	1,531	—
Amortization of loan costs	2,333	42
Interest expense reduction for amortization of debt premium	(650)	—
Income from unconsolidated partnership	(71)	—
Distributions received from unconsolidated partnership	51	—
Changes in operating assets and liabilities:
Restricted cash	(2,122)	—
Accounts receivable	(4,053)	—
Accrued straight-line rents	(2,314)	(281)
Deferred leasing costs	(710)	—
Prepaid expenses	(1,096)	—
Other assets	126	(74)
Security deposits	437	—
Due to affiliates	(53)	—
Accounts payable and accrued expenses	7,170	(64)

Net cash provided by operating activities	23,038	1,364

Investing activities:
Purchases of interests in and additions to rental property and related intangible assets	(488,668)	—
Purchase of interests in and additions to property under development	(5,337)	—
Security deposits received from prior owners of rental property	708	—
Accrued construction and tenant improvement costs	5,860	—
Receipts of master lease payments (reduction to rental property)	1,303	—

Net cash used in investing activities	(486,134)	—

Financing activities:
Proceeds from common stock offering	340,256	—
Payment of offering costs	(16,139)	—
Payment of loan costs	(6,163)	—
Line of credit proceeds	227,175	—
Line of credit payments	(227,175)	—
Secured term loan proceeds	250,000	—
Unsecured term loan proceeds	100,000	—
Unsecured term loan payments	(100,000)	—
Principal payments on mortgage notes payable	(1,202)	(446)
Distributions to operating partnership unit holders	(1,550)	—
Dividends paid	(16,961)	—
Distributions to owners of Predecessor	—	(1,018)

Net cash provided by (used in) financing activities	548,241	(1,464)

Net increase (decrease) in cash and cash equivalents	85,145	(100)
Cash and cash equivalents at beginning of period	27,869	157

Cash and cash equivalents at end of period	$113,014	$57

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $171 and $0, respectively)	$4,288	$1,381
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	8,490	—
Accrual for distributions declared for operating partnership unit holders	775	—
Restricted stock awards	1,187	—
Mortgage loans assumed (includes premium of $11,229)	149,434	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s current properties and its primary acquisition targets are located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.3 million. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant became exercisable six months after the Offering date and expires five years after the Offering date. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations. Simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which was used to finance acquisitions and for other corporate purposes prior to being replaced on May 31, 2005 with a $250.0 million revolving unsecured credit facility with KeyBank National Association and other lenders (Note 5).
     On June 27, 2005, we completed a follow-on common stock offering of 15,122,500 shares at $22.50 per share, resulting in gross proceeds of $340.3 million. The net proceeds of $324.1 million were used to repay the outstanding balance on our revolving credit facility (Note 5), to repay our $100.0 million unsecured term loan (Note 5), and for other corporate purposes. The Company expects to use the remaining proceeds for future property acquisitions and for other general corporate and working capital purposes.
     As of June 30, 2005, we owned or had interests in 33 properties, located in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 56 buildings with approximately 4.3 million rentable square feet of laboratory and office space, which was approximately 92.3% leased to 78 tenants. Of the remaining unleased space, 183,838 square feet, or 4.3% of our total rentable square footage, was under redevelopment. We also owned undeveloped land that we estimate can support up to 600,000 rentable square feet of laboratory and office space.
     Industrial Road was the largest of the properties contributed in the Offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.

2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.
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
Investments in Rental Property
     Rental property, net consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Land	$114,479	$68,755
Ground lease	14,210	14,217
Buildings and improvements	901,034	388,502
Tenant improvements	8,232	283

	1,037,955	471,757
Accumulated depreciation	(9,549)	(3,269)

	$1,028,406	$468,488

     The Company has recorded a preliminary allocation of purchase price to tangible and intangible assets as of June 30, 2005 and, prior to September 30, 2005, will finalize the allocations for acquisitions completed in the second quarter.
Revenue Recognition
     Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to former tenants. A gain on early termination of lease of $3.0 million for the six months ended June 30, 2005 is included in other income on the consolidated statements of income and was due to the early termination of a portion of the Nektar Therapeutics lease at our Industrial Road property. Accordingly, the related lease commissions and other related intangible assets have been fully amortized.
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
Income Taxes
     We will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2004. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.
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
3. Minority Interests
     Minority interests on the consolidated balance sheets relate to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at June 30, 2005 amounted to 5.84% of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing approximately one year after the Offering, to require the Operating Partnership to redeem part or all of their Units for cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Alternatively, the Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events. Minority interests also include an 11% interest of a limited partner in the limited partnership that owns the King of Prussia property and a 10% interest of a limited partner in the limited liability company that owns the Waples property, which are consolidated entities of the Company.
4. Mortgage Notes Payable
     A summary of our outstanding consolidated secured indebtedness as of June 30, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Carrying	Carrying
	Interest	Interest	Principal	Premium	Value at	Value at
	Rate	Rate	Amount	Amount	June 30, 2005	December 31, 2004	Maturity Date
Ardentech Court	7.25%	5.06%	$4,787	$572	$5,359	$5,440	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,289	—	16,289	16,438	January 1, 2010
Bridgeview	8.07%	5.04%	11,782	1,703	13,485	13,681	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,229	67	2,296	2,331	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,765	923	17,688	18,107	November 24, 2007
40 Erie Street	7.34%	4.90%	20,041	1,302	21,343	—	August 1, 2008
Kendall Square D	6.38%	5.45%	73,078	5,486	78,564	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,986	—	5,986	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,916	—	9,916	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.57%	6,989	670	7,659	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,638	1,549	13,187	13,376	July 1, 2011
Sidney Street	7.23%	5.11%	31,755	3,642	35,397	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,649	—	22,649	22,856	January 1, 2010

			$233,904	$15,914	$249,818	$102,236

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.
5. Credit Facilities
     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on our new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $900,000 have been fully amortized.
     On May 31, 2005, we entered into three credit facilities with KeyBank National Association and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. We borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility and unsecured term loan have a maturity date of May 30, 2008 and bear interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. We may extend the maturity date of the unsecured credit facilities to May 30, 2009 after satisfying certain conditions and paying an extension fee, and we may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is initially secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. We may not prepay the secured term loan prior to May 31, 2006. We entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our common stock offering (Note 1) and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million have been fully amortized. At June 30, 2005, we had no outstanding borrowings on our unsecured revolving credit facility.
     The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not for any fiscal quarter ending on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2005.

6. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted or has been committed to be granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three months and for the six months ended June 30, 2005.
     The following sets forth information related to the computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Six	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income attributable to common shares	$7,276	$1,440
Operating partnership unit share in earnings of minority interest (1)	668	130

Adjusted net income attributable to common shares	$7,944	$1,570

Weighted-average common shares outstanding:
Basic	31,514,608	31,861,536
Incremental shares from assumed conversion/exercise:
Stock warrant	77,540	79,858
Vesting of restricted stock	81,409	81,409
Operating Partnership Units	2,870,564	2,870,564

Diluted	34,544,121	34,893,367

Earnings per share — basic and diluted	$0.23	$0.05

(1)	Does not include minority interest for the limited partner’s interest in the King of Prussia property of $(174,000) and $(65,000), respectively, for the six months and three months ended June 30, 2005.
7. Incentive Award Plan
     During the three and six months ended June 30, 2005, respectively, the Company granted 12,000 and 58,225 shares of restricted stock under the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). As a result, an additional $1.2 million was added to deferred compensation. For the three and six months ended June 30, 2005, $825,000 and $1.5 million, respectively, of stock-based compensation expense was recognized in general and administrative expense.
8. Segment Information
     The Company’s segments are based on its method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, San Francisco, San Diego, Seattle, New York and New Jersey, Pennsylvania and Maryland. The rental operations expenses at the “Corporate and Other” segment consist primarily of the corporate level management of the properties.
     The principal financial measure of the performance of a segment used by the Company is Net Operating Income. Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, and it is not indicative of cash available to fund cash needs and should not be considered as an alternative to cash flows as a measure of liquidity. All companies may not calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. Net Operating Income is derived by deducting rental operations and real estate tax expenses from rental revenues and tenant recoveries.
     The Predecessor operated in one geographic area — San Francisco.
     Information by geographic area (dollars in thousands):
     For the six months ended June 30, 2005:

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
Rental revenues and tenant recoveries	$5,974	$7,151	$7,937	$4,426	$16,048	$6,420	$2,042	$33	$50,031
Rental operations and real estate tax expenses	1,178	1,108	1,546	519	9,555	2,860	160	454	17,380

Net operating income	4,796	6,043	6,391	3,907	6,493	3,560	1,882	(421)	32,651
Equity in net income of unconsolidated partnership	—	—	71	—	—	—	—	—	71
Other income	—	3,003	—	—	—	—	—	—	3,003
Interest income	2	84	7	—	1	6	—	80	180
Depreciation and amortization	(1,888)	(2,535)	(3,243)	(1,592)	(3,149)	(1,908)	(352)	—	(14,667)
General and administrative	—	—	—	—	—	—	—	(5,245)	(5,245)
Interest expense	(616)	(780)	(851)	(670)	—	(54)	—	(5,252)	(8,223)
Minority interests	—	—	—	—	—	174	—	(668)	(494)

Net income	$2,294	$5,815	$2,375	$1,645	$3,345	$1,778	1,530	$(11,506)	$7,276

Investment in unconsolidated partnership	—	—	$2,490	—	—	—	—	—	$2,490

Total assets	$589,752	$167,905	$145,720	$69,447	$109,398	$105,355	$32,308	$107,260	$1,327,145

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
% of total revenues	11.9%	14.3%	15.9%	8.8%	32.1%	12.8%	4.1%	0.1%	100.0%
% of total rental operations expenses	6.8%	6.4%	8.9%	3.0%	55.0%	16.4%	0.9%	2.6%	100.0%

% of total net operating income	14.7%	18.5%	19.6%	12.0%	19.9%	10.8%	5.8%	(1.3)%	100.0%
% of total equity income of unconsolidated partnership	—	—	100.0%	—	—	—	—	—	100.0%
% of other income	—	100.0%	—	—	—	—	—	—	100.0%
% of total interest income	1.1%	46.7%	3.9%	—	0.6%	3.3%	—	44.4%	100.0%
% of total depreciation and amortization	(12.9)%	(17.3)%	(22.1)%	(10.8)%	(21.5)%	(13.0)%	(2.4)%	—	(100.0)%
% of total general and administrative	—	—	—	—	—	—	—	(100.0)%	(100.0)%
% of total interest expense	(7.5)%	(9.5)%	(10.3)%	(8.1)%	—	(0.7)%	—	(63.9)%	(100.0)%
% of total minority interests	—	—	—	—	—	35.2%	—	(135.2)%	(100.0)%

% of total net income	31.5%	79.9%	32.6%	22.6%	46.0%	24.5%	21.0%	(158.1)%	100.0%

     For the three months ended June 30, 2005:

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
Rental revenues and tenant recoveries	$5,974	$3,604	$4,209	$2,193	$8,161	$3,367	$1,022	$33	$28,563
Rental operations and real estate tax expenses	1,178	574	818	232	4,777	1,251	79	288	9,197

Net operating income	4,796	3,030	3,391	1,961	3,384	2,116	943	(255)	19,366
Equity in net income of unconsolidated partnership	—	—	20	—	—	—	—	—	20
Other income	—	—	—	—	—	—	—	—	—
Interest income	2	53	5	—	—	5	—	37	102
Depreciation and amortization	(1,888)	(1,200)	(1,794)	(796)	(1,610)	(1,012)	(176)	—	(8,476)
General and administrative	—	—	—	—	—	—	—	(2,695)	(2,695)
Interest expense	(616)	(358)	(440)	(334)	—	(27)	—	(5,037)	(6,812)
Minority interests	—	—	—	—	—	65	—	(130)	(65)

Net income	$2,294	$1,525	$1,182	$831	$1,774	$1,147	767	$(8,080)	$1,440

Investment in unconsolidated partnership	—	—	$2,490	—	—	—	—	—	$2,490

Total assets	$589,752	$167,905	$145,720	$69,447	$109,398	$105,355	$32,308	$107,260	$1,327,145

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
% of total revenues	20.9%	12.6%	14.7%	7.7%	28.6%	11.8%	3.6%	0.1%	100.0%
% of total rental operations expenses	12.8%	6.3%	8.9%	2.5%	51.9%	13.6%	0.9%	3.1%	100.0%

% of total net operating income	24.8%	15.6%	17.5%	10.1%	17.5%	10.9%	4.9%	(1.3)%	100.0%
% of total equity income of unconsolidated partnership	—	—	100.0%	—	—	—	—	—	100.0%
% of other income	—	—	—	—	—	—	—	—	—
% of total interest income	2.0%	52.0%	4.9%	—	—	4.9%	—	36.2%	100.0%
% of total depreciation and amortization	(22.3)%	(14.1)%	(21.2)%	(9.4)%	(19.0)%	(11.9)%	(2.1)%	—	(100.0)%
% of total general and administrative	—	—	—	—	—	—	—	(100.0)%	(100.0)%
% of total interest expense	(9.0)%	(5.3)%	(6.5)%	(4.9)%	—	(0.4)%	—	(73.9)%	(100.0)%
% of total minority interests	—	—	—	—	—	100.0%	—	(200.0)%	(100.0)%

% of total net income	159.3%	105.9%	82.1%	57.7%	123.2%	79.6%	53.3%	(561.1)%	100.0%

9. Property Acquisitions
     The Company acquired interests in 16 properties, including one parking structure, during the six months ended June 30, 2005 (dollars in thousands):

	Market	Acquisition Date	Rentable Square Feet	Investment	Debt Assumed (1)	Percent Leased
First Quarter 2005
Waples	San Diego	March 1, 2005	43,036	$5,324	$—	65.3%
Bridgeview	San Francisco	March 16, 2005	50,400	16,219	—	100.0%
Graphics Drive	New Jersey	March 17, 2005	72,300	7,787	—	14.8%

First Quarter Total			165,736	$29,330	$—	47.4%

Second Quarter 2005
Fresh Pond Research Park	Boston	April 5, 2005	90,702	20,768	—	83.3%
Coolidge Avenue	Boston	April 5, 2005	37,400	10,837	—	100.0%
Phoenixville Pike	Pennsylvania	April 5, 2005	104,400	13,240	—	49.6%
Nancy Ridge Drive	San Diego	April 21, 2005	42,138	12,974	7,001	100.0%
Dumbarton Circle	San Francisco	May 27, 2005	44,000	8,959	—	100.0%
Lucent Drive	Boston	May 31, 2005	21,500	7,142	6,014	100.0%
21 Erie Street	Boston	May 31, 2005	48,238	11,939	—	58.1%
Vassar Street	Boston	May 31, 2005	52,520	17,850	—	100.0%
Albany Street	Boston	May 31, 2005	75,003	38,444	—	99.8%
40 Erie Street	Boston	May 31, 2005	100,854	45,755	20,192	100.0%
Sidney Street	Boston	May 31, 2005	191,904	51,015	31,809	100.0%
Kendall Square A	Boston	May 31, 2005	302,919	150,843	—	96.7%
Kendall Square D	Boston	May 31, 2005	349,325	192,583	73,189	98.2%
47 Erie Street Parking Structure	Boston	May 31, 2005	n/a	10,180	—	n/a

Second Quarter Total			1,460,903	$592,529	$138,205	92.9%

Total			1,626,639	$621,859	$138,205	88.2%

(1)	Excludes $11,229 of debt premium.
10. Derivative Financial Instruments
     The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
     For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.

     As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of June 30, 2005, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive a floating one-month LIBOR. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At June 30, 2005, the interest rate swap agreement had a fair value of $1.8 million which is included in other liabilities. The change in net unrealized gains/losses of $1.8 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income. No hedge ineffectiveness on cash flow hedges has been recognized during 2005.
11. Subsequent Events
     During the third quarter of 2005, the Company granted 68,449 shares of restricted stock with an aggregate value of $1.6 million to officers and employees pursuant to the Plan. These shares vest in two equal installments on January 1, 2007 and 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or the Boston or California regions; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Overview
     We operate as a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our current properties and our primary acquisition targets are located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     At June 30, 2005, we owned or had interests in 33 properties, located in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 56 buildings with approximately 4.3 million rentable square feet of laboratory and office space. We also owned undeveloped land that we estimate can support up to 600,000 rentable square feet of laboratory and office space.
     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.

Factors Which May Influence Future Operations
     As of June 30, 2005, our property portfolio was 92.3% leased to 78 tenants. Of the remaining unleased space, approximately 183,838 square feet, or 4.3% of the company’s total rentable square footage, was under redevelopment. Approximately 3.3% of our leased square footage expires during 2005 and approximately 3.8% of our leased square footage expires during 2006. Our leasing strategy for 2005 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under master lease arrangements at our Bayshore and King of Prussia properties, which expire in 2006 and 2008, respectively.
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our leasing strategy focuses on executing long-term leases with creditworthy tenants. We also intend to proceed with new developments, when prudent.
     The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
Critical Accounting Policies
     In December 2004, FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123. SFAS 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS 123R is effective in annual reporting periods beginning after December 15, 2005. As of June 30, 2005, our equity issuances for compensation have consisted entirely of restricted stock grants to directors and employees. We do not believe that the treatment of our restricted stock grants under SFAS 123R differs from the treatment under SFAS 123. As a result, we do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.
Results of Operations
     The following is a comparison of the three and six months ended June 30, 2005 of the consolidated operating results of BioMed Realty Trust, Inc., to the combined operating results of 201 Industrial Road, L.P., our predecessor, and Bernardo Center Drive, Science Center Drive and Balboa Avenue for the three and six months ended June 30, 2004. We refer to Bernardo Center Drive, Science Center Drive and Balboa Avenue as the Combined Contribution Properties. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership, and the Combined Contribution Properties, which were under common management with our predecessor, were contributed to us in exchange for 1,153,708 units in our Operating Partnership.
     Our predecessor is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial information of the Combined Contribution Properties is presented herein on an historical combined basis. Management does not consider the operating results of our predecessor on a stand-alone basis to be indicative of the historical operating results of our company taken as a whole. Therefore, the following discussion relates to the operating results of our predecessor and the Combined Contribution Properties, the other properties contributed to us over which our management has provided continuous common management throughout the applicable reporting periods, on a combined historical basis. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004. Management believes this presentation provides a more meaningful discussion of the operating results of BioMed Realty Trust, our predecessor and the Combined

Contribution Properties. In order to present these results on a meaningful combined basis, the historical combined financial information for all prior periods presented includes combining entries to reflect the partner’s capital of our predecessor which was not owned by management.
Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004
     The following table sets forth the basis for presenting the historical financial information.

	Three Months	Three Months Ended
	Ended	June 30, 2004
	June 30, 2005		Combined
	BioMed Realty		Contribution	Combining
	Trust, Inc.	Predecessor	Properties	Entries	Total
Revenues:
Rental	$20,014	$1,575	$1,050	—	$2,625
Tenant recoveries	8,549	149	189	—	338

Total revenues	28,563	1,724	1,239	—	2,963

Expenses:
Rental operations	6,721	66	96	—	162
Real estate taxes	2,476	88	56	—	144
Depreciation and amortization	8,476	236	203	—	439
General and administrative	2,695	—	48	—	48

Total expenses	20,368	390	403	—	793

Income from operations	8,195	1,334	836	—	2,170
Equity in net income of unconsolidated partnership	20	—	—	—	—
Interest income	102	—	4	—	4
Interest expense	(6,812)	(703)	(587)	—	(1,290)

Income before minority interests	1,505	631	253	—	884
Minority interests	(65)	—	(71)	(370)	(441)

Net income	$1,440	$631	$182	$(370)	$443

     Rental Revenues. Rental revenues increased $17.4 million to $20.0 million for the three months ended June 30, 2005 compared to $2.6 million for the three months ended June 30, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Tenant Recoveries. Revenues from tenant reimbursements increased $8.2 million to $8.5 million for the three months ended June 30, 2005 compared to $338,000 for the three months ended June 30, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Rental Operations Expense. Rental operations expense increased $6.5 million to $6.7 million for the three months ended June 30, 2005 compared to $162,000 for the three months ended June 30, 2004. The increase was primarily due to the inclusion of rental property operations expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Real Estate Tax Expense. Real estate tax expense increased $2.4 million to $2.5 million for the three months ended June 30, 2005 compared to $144,000 for the three months ended June 30, 2004. The increase was primarily due to the inclusion of property taxes for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.1 million to $8.5 million for the three months ended June 30, 2005 compared to $439,000 for the three months ended June 30, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     General and Administrative Expenses. General and administrative expenses increased to $2.7 million for the three months ended June 30, 2005 from $48,000 for the three months ended June 30, 2004. The increase was primarily due to the hiring of new personnel after our initial public offering, the addition of expenses relating to operating as a public company, compensation expense related to vesting of restricted stock compensation awards expensed during the three months ended June 30, 2005 and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.
     Interest Income. Interest income increased to $102,000 for the three months ended June 30, 2005 from $4,000 for the three months ended June 30, 2004. This is primarily due to interest earned on an increase of funds held by us during the three months ended June 30, 2005.
     Interest Expense. Interest expense increased $5.5 million to $6.8 million for the three months ended June 30, 2005 compared to $1.3 million for the three months ended June 30, 2004. The increase in interest is a result of more overall debt outstanding after the consummation of our initial public offering and the amortization of $2.0 million of loan fees related to the repayment and termination of our unsecured credit facility and our $100.0 million unsecured term loan facility partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium, which decreased interest expense by $390,000.
     Minority Interests. Minority interests decreased to $65,000 for the three months ended June 30, 2005 from $441,000 for the three months ended June 30, 2004. The minority interest allocations for the three months ended June 30, 2005 and 2004 are not comparable due to the initial public offering. The 2004 allocation was a result of the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor. The 2005 allocation was to the limited partner unit holders of our Operating Partnership.
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004
     The following table sets forth the basis for presenting the historical financial information.

	Six Months	Six Months Ended
	Ended	June 30, 2004
	June 30, 2005		Combined
	BioMed Realty		Contribution	Combining
	Trust, Inc.	Predecessor	Properties	Entries	Total
Revenues:
Rental	$34,228	$3,137	$2,096	—	$5,233
Tenant recoveries	15,803	299	371	—	670
Other income	3,003	—	—	—	—

Total revenues	53,034	3,436	2,467	—	5,903

Expenses:
Rental operations	13,116	131	170	—	301
Real estate taxes	4,264	176	112	—	288
Depreciation and amortization	14,667	478	407	—	885
General and administrative	5,245	—	106	—	106

Total expenses	37,292	785	795	—	1,580

Income from operations	15,742	2,651	1,672	—	4,323
Equity in net income of unconsolidated partnership	71	—	—	—	—
Interest income	180	1	9	—	10
Interest expense	(8,223)	(1,389)	(1,200)	—	(2,589)

Income before minority interests	7,770	1,263	481	—	1,744
Minority interests	(494)	—	(143)	(740)	(883)

Net income	$7,276	$1,263	$338	$(740)	$861

     Rental Revenues. Rental revenues increased $29.0 million to $34.2 million for the six months ended June 30, 2005 compared to $5.2 million for the six months ended June 30, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Tenant Recoveries. Revenues from tenant reimbursements increased $15.1 million to $15.8 million for the six months ended June 30, 2005 compared to $670,000 for the six months ended June 30, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Other Income. Other income for the six months ended June 30, 2005 is comprised of a gain on early termination of lease of a portion of the Nektar Therapeutics lease at Industrial Road of $3.0 million.
     Rental Operations Expense. Rental operations expense increased $12.8 million to $13.1 million for the six months ended June 30, 2005 compared to $301,000 for the six months ended June 30, 2004. The increase was primarily due to the inclusion of rental property operations expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Real Estate Tax Expense. Real estate tax expense increased $4.0 million to $4.3 million for the six months ended June 30, 2005 compared to $288,000 for the six months ended June 30, 2004. The increase was primarily due to the inclusion of property taxes for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.8 million to $14.7 million for the six months ended June 30, 2005 compared to $885,000 for the six months ended June 30, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     General and Administrative Expenses. General and administrative expenses increased to $5.2 million for the six months ended June 30, 2005 from $106,000 for the six months ended June 30, 2004. The increase was primarily due to the hiring of new personnel after our initial public offering, the addition of expenses relating to operating as a public company, compensation expense related to vesting of restricted stock compensation awards expensed during the six months ended June 30, 2005 and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.
     Interest Income. Interest income increased to $180,000 for the six months ended June 30, 2005 from $10,000 for the six months ended June 30, 2004. This is primarily due to interest earned on an increase of funds held by us during the six months ended June 30, 2005.
     Interest Expense. Interest expense increased $5.6 million to $8.2 million for the six months ended June 30, 2005 compared to $2.6 million for the six months ended June 30, 2004. The increase in interest is a result of more overall debt outstanding after the consummation of our initial public offering and the amortization of $2.0 million of loan fees related to the repayment and termination of our unsecured credit facility and our $100.0 million unsecured term loan facility partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium, which decreased interest expense by $650,000.
     Minority Interests. Minority interests decreased to $494,000 for the six months ended June 30, 2005 from $883,000 for the six months ended June 30, 2004. The minority interest allocations for the six months ended June 30, 2005 and 2004 are not comparable due to the initial public offering. The 2004 allocation was a result of the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor. The 2005 allocation was to the limited partner unit holders of our Operating Partnership.

Cash Flows
Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

	Six Months Ended June 30,
		Predecessor and
	BioMed	Combined
	Realty Trust,	Contribution
	Inc.	Properties
	2005	2004	Change
Net cash provided by (used in) operating activities	$23,038	$(827)	$23,865
Net cash used in investing activities	(486,134)	—	(486,134)
Net cash provided by financing activities	548,241	1,002	547,239
Ending cash balance	113,014	530	112,484
     Cash and cash equivalents were $113.0 million and $530,000, respectively, at June 30, 2005 and June 30, 2004.
     Net cash provided by operating activities increased $23.9 million to $23.0 million for the six months ended June 30, 2005 compared to cash used of $827,000 for the six months ended June 30, 2004. The increase was primarily due to the increase in operating income before depreciation and amortization, and changes in other operating assets and liabilities.
     Net cash used in investing activities was $486.1 million for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2004. The increase was primarily due to amounts paid to acquire interests in real estate entities and funds held in escrow for acquisitions partially offset by receipts of master lease payments.
     Net cash provided by financing activities increased $547.2 million to $548.2 million for the six months ended June 30, 2005 compared to $1.0 million for the six months ended June 30, 2004. The increase was primarily due to net proceeds from our follow-on common stock offering in June 2005 and secured term loan proceeds offset by principal payments on mortgage loans, and payments of dividends and distributions.
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

     The following table provides the calculation of our FFO and a reconciliation to net income (in thousands, except per share amounts):

	For the Six	For the Three
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income	$7,276	$1,440
Adjustments
Operating partnership unit share in earnings of minority interest	669	131
Depreciation and amortization — real estate assets	14,677	8,496

Funds from operations	$22,622	$10,067

Funds from operations per share — diluted	$0.65	$0.29

Weighted-average common shares outstanding — diluted	34,544,121	34,893,367

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
     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured revolving credit facility to finance acquisition and development activities and capital expenditures on an interim basis.
     Our total market capitalization at June 30, 2005 was approximately $1.7 billion based on the market closing price of our common stock at June 30, 2005 of $23.85 per share (assuming the conversion of 2,870,564 operating partnership units into common stock) and our debt outstanding was approximately $499.8 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 29.8% at June 30, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
     On May 31, 2005, we entered into three credit facilities with KeyBank National Association and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. We borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility and unsecured term loan have a maturity date of May 30, 2008 and bear interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. We may extend the maturity date of the unsecured credit facilities to May 30, 2009 after satisfying certain conditions and paying an extension fee, and we may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is initially secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. We may not prepay the secured term loan prior to May 31, 2006. We entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our common stock offering and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million have been fully amortized. At June 30, 2005, we had no outstanding borrowings on our unsecured revolving credit facility.
     The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not for any fiscal quarter ending on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of June 30, 2005.
     A summary of our outstanding consolidated mortgage indebtedness as of June 30, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Carrying	Carrying
	Interest	Interest	Principal	Premium	Value at	Value at
	Rate	Rate	Amount	Amount	June 30, 2005	December 31, 2004	Maturity Date
Ardentech Court	7.25%	5.06%	$4,787	$572	$5,359	$5,440	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,289	—	16,289	16,438	January 1, 2010
Bridgeview	8.07%	5.04%	11,782	1,703	13,485	13,681	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,229	67	2,296	2,331	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,765	923	17,688	18,107	November 24, 2007
40 Erie Street	7.34%	4.90%	20,041	1,302	21,343	—	August 1, 2008
Kendall Square D	6.38%	5.45%	73,078	5,486	78,564	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,986	—	5,986	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,916	—	9,916	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.57%	6,989	670	7,659	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,638	1,549	13,187	13,376	July 1, 2011
Sidney Street	7.23%	5.11%	31,755	3,642	35,397	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,649	—	22,649	22,856	January 1, 2010

			$233,904	$15,914	$249,818	$102,236

     As of June 30, 2005, we had a $250.0 million secured term loan outstanding and no borrowings outstanding on our unsecured revolving credit facility.
     Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

     As of June 30, 2005, principal payments due for our total consolidated indebtedness were as follows (in thousands) (excluding unamortized debt premium of $15,914):

2005	$2,502
2006	5,380
2007	21,213
2008	24,076
2009	4,624
Thereafter	426,109

$483,904

     We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, such derivatives have been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
     As of June 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges. As of June 30, 2005, one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive a floating one-month LIBOR. This agreement expires in June 2010, and no initial investment was made to enter into this agreement. At June 30, 2005, the interest rate swap agreement had a fair value of $1.8 million which is included in other liabilities. The change in net unrealized gains/losses of $1.8 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income. No hedge ineffectiveness on cash flow hedges has been recognized during 2005.
Off Balance Sheet Arrangements
     As of June 30, 2005, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At June 30, 2005, our share of the debt related to this investment was equal to approximately $2.3 million (excluding unamortized debt premium). The assets and liabilities of McKellar Court were $17.7 million and $11.6 million, respectively, at June 30, 2005. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of this investment at June 30, 2005 (in thousands):

Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date
McKellar Court	8.56%	4.63%	$2,266	$385	$2,651	January 1, 2010

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
     Since our initial public offering through June 30, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $0.9597 per common share and unit, representing three full quarterly dividends for the fourth quarter of 2004 and first and second quarters of 2005 of $0.27 each and a partial third quarter dividend for 2004 of $0.1497 per common share and unit. The dividends are equivalent to an annual rate of $1.08 per common share and unit.
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
     Our unsecured revolving credit facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.
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
     As of June 30, 2005, our consolidated debt consisted of 13 fixed-rate notes with a carrying value of $249.8 million (including $15.9 million of unamortized premium) and a weighted-average effective interest rate of 5.06% and our secured term loan with an outstanding balance of $250.0 million. We entered into an interest rate swap agreement, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At June 30, 2005, the fair value of the fixed-rate debt was estimated to be $249.9 million compared to the net carrying value of $249.8 million (including $15.9 million of unamortized premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of June 30, 2005 in relation to total assets of $1.3 billion and equity market capitalization of $1.2 billion of our common stock and operating units. At June 30, 2005, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.

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
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 18, 2005. The only matter voted upon at our annual meeting consisted of the election of seven of our directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify. Stockholders elected the directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Alan D. Gold	29,630,652	227,224
Barbara R. Cambon	29,484,947	372,929
Edward A. Dennis, Ph.D.	29,123,282	734,594
Gary A. Kreitzer	29,747,658	110,218
Mark J. Riedy, Ph.D.	28,808,776	1,049,100
Theodore D. Roth	29,123,582	734,294
M. Faye Wilson	29,657,283	200,593

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Agreement for Purchase of Real Estate, dated as of April 15, 2005, between BioMed Realty, L.P. and The Lyme Timber Company.(1)
10.2	Radnor Technology and Research Center Office and Cafeteria Lease, dated as of June 21, 2002, between BMR-145 King of Prussia Road LP and Centocor, Inc.(2)
10.3	First Amendment to Lease, dated as of January 19, 2004, between BMR-145 King of Prussia Road LP and Centocor, Inc.(2)
10.4	Second Amendment to Radnor Technology and Research Center Office and Cafeteria Lease, dated as of April 19, 2005, between BMR-145 King of Prussia Road LP and Centocor, Inc.(2)
10.5	Secured Term Loan Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(3)
10.6	Form of Secured Term Loan Note.(3)
10.7	Unsecured Credit Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(3)
10.8	Form of Line Note under Unsecured Credit Agreement.(3)
10.9	Form of Term Note under Unsecured Credit Agreement.(3)
10.10
Assumption, Consent and Loan Modification Agreement, dated as of May 31, 2005, by and among KS Parcel D, LLC, The Lyme Timber Company, BioMed Realty Trust, Inc., BMR – 500 Kendall Street LLC and The Variable Annuity Life Insurance Company.(3)

10.11	Promissory Note, dated as of November 21, 2003, to The Variable Annuity Life Insurance Company.(3)
10.12	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of November 21, 2003, in favor of The Variable Annuity Life Insurance Company.(3)
10.13	Lease, dated as of August 28, 2000, by and between Kendall Square, LLC and Genzyme Corporation.(3)
10.14	First Amendment to Lease, dated as of August 1, 2003, by and between Kendall Square, LLC and Genzyme Corporation.(3)
10.15	Lease, dated as of January 18, 2001, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(3)
10.16	First Amendment to Lease, dated as of May 9, 2002, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(3)
10.17	Second Amendment to Lease, dated as of September 16, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(3)
10.18	Third Amendment to Lease, dated as of December 22, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(3)
10.19	Fourth Amendment to Lease, dated as of September 30, 2004, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(3)
10.20	Fifth Amendment to Lease, dated as of April 15, 2005, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(3)
10.21	Lease, dated as of September 17, 1999, by and between Trustees of Fort Washington Realty Trust and Vertex Pharmaceuticals Incorporated.(3)

Exhibit
Number	Description of Exhibit
10.22	Lease, dated March 3, 1995, by and between Fort Washington Limited Partnership and Vertex Pharmaceuticals Incorporated.(3)
10.23	First Amendment to Lease, dated as of December 1996, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
10.24	Second Amendment to Lease, dated as of June 13, 1997, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
10.25	Third Amendment to Lease, dated as of October 1, 1998, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
10.26	Fourth Amendment to Lease, dated as of February 22, 2000, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
10.27	Fifth Amendment to Lease, dated as of May 1, 1999, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
10.28	Sixth Amendment to Lease, dated as of April 6, 2005, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2005.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.
Dated: August 11, 2005	/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN F. WILSON, II
John F. Wilson, II
Chief Financial Officer (Principal Financial Officer)