Form 10-Q
period 2005-09-30
BioMed Realty Trust Inc
filed 2005-11-14
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
Commission File Number: 1-32261

BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of	20-1142292
incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 222
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)
(858) 485-9840
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 14, 2005 was 46,634,640.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Page
PART I — FINANCIAL INFORMATION	3
Item 1 Consolidated Financial Statements	3
Consolidated Balance Sheets for BioMed Realty Trust, Inc. as of September 30, 2005 (Unaudited) and December 31, 2004 (Unaudited)	3
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the three months ended September 30, 2005 (Unaudited), for BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004 (Unaudited), and for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from July 1, 2004 through August 17, 2004 (Unaudited)	4
Consolidated Statements of Income for BioMed Realty Trust, Inc. for the nine months ended September 30, 2005 (Unaudited), for BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004 (Unaudited), and for Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 (Unaudited)	5
Consolidated Statements of Cash Flows for BioMed Realty Trust, Inc. for the nine months ended September 30, 2005 (Unaudited) and for BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the nine months ended September 30, 2004 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	24
PART II — OTHER INFORMATION	24
Item 1 Legal Proceedings	24
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3 Defaults Upon Senior Securities	24
Item 4 Submission of Matters to a Vote of Security Holders	25
Item 5 Other Information	25
Item 6 Exhibits	25
SIGNATURES	26
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands, except share data)
ASSETS
Investments in real estate, net	$1,072,427	$468,488
Investment in unconsolidated partnership	2,492	2,470
Cash and cash equivalents	74,495	27,869
Restricted cash	5,866	2,470
Accounts receivable, net	5,819	1,837
Accrued straight-line rents, net	7,166	3,306
Acquired above market leases, net	7,437	8,006
Deferred leasing costs, net	138,008	61,503
Deferred loan costs, net	5,196	1,700
Prepaid expenses	5,216	1,531
Other assets	6,359	2,543

Total assets	$1,330,481	$581,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$248,004	$102,236
Secured term loan	250,000	—
Security deposits	6,222	4,831
Due to affiliates	—	53
Dividends and distributions payable	13,367	9,249
Accounts payable and accrued expenses	25,234	7,529
Acquired lease obligations, net	30,822	13,741

Total liabilities	573,649	137,639
Minority interests	21,278	22,267
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,635,890 and 31,386,333 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	466	314
Additional paid-in capital	760,834	434,075
Deferred compensation	(4,066)	(4,182)
Accumulated other comprehensive income	3,802	—
Dividends in excess of earnings	(25,482)	(8,390)

Total stockholders’ equity	735,554	421,817

Total liabilities and stockholders’ equity	$1,330,481	$581,723

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

			INHALE 201
			INDUSTRIAL ROAD,
			L.P.
	BIOMED REALTY TRUST, INC.		(PREDECESSOR)
	Three Months	Period August 11, 2004	Period July 1, 2004
	Ended	through	through
	September 30, 2005	September 30, 2004	August 17, 2004
	(In thousands, except per share data)
Revenues:
Rental	$28,593	$6,107	$796
Tenant recoveries	12,225	2,878	76
Other income	512	—	—

Total revenues	41,330	8,985	872

Expenses:
Rental operations	9,763	2,739	5
Real estate taxes	3,573	800	41
Depreciation and amortization	12,164	2,251	122
General and administrative	3,756	1,195	—

Total expenses	29,256	6,985	168

Income from operations	12,074	2,000	704
Equity in net income of unconsolidated partnership	20	—	—
Interest income	807	124	—
Interest expense	(7,422)	(218)	(312)

Income before minority interests	5,479	1,906	392
Minority interest in consolidated partnership	45	58	—
Minority interests in operating partnership	(323)	(137)	—

Net income	$5,201	$1,827	$392

Basic earnings per share	$0.11	$0.06

Diluted earnings per share	$0.11	$0.06

Weighted-average common shares outstanding:
Basic	46,287,617	30,673,883

Diluted	49,444,409	30,754,840

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

			INHALE 201
			INDUSTRIAL ROAD,
	BIOMED REALTY TRUST, INC.		L.P. (PREDECESSOR)
			Period January 1,
	Nine Months	Period August 11, 2004	2004
	Ended	through	through
	September 30, 2005	September 30, 2004	August 17, 2004
	(In thousands, except per share data)
Revenues:
Rental	$62,821	$6,107	$3,933
Tenant recoveries	28,035	2,878	375
Other income	3,508	—	—

Total revenues	94,364	8,985	4,308

Expenses:
Rental operations	22,879	2,739	131
Real estate taxes	7,836	800	222
Depreciation and amortization	26,832	2,251	600
General and administrative	9,001	1,195	—

Total expenses	66,548	6,985	953

Income from operations	27,816	2,000	3,355
Equity in net income of unconsolidated partnership	91	—	—
Interest income	987	124	—
Interest expense	(15,645)	(218)	(1,700)

Income before minority interests	13,249	1,906	1,655
Minority interest in consolidated partnership	219	58	—
Minority interests in operating partnership	(991)	(137)	—

Net income	$12,477	$1,827	$1,655

Basic earnings per share	$0.34	$0.06

Diluted earnings per share	$0.34	$0.06

Weighted-average common shares outstanding:
Basic	36,406,068	30,673,883

Diluted	39,545,665	30,754,840

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		BIOMED REALTY
		TRUST, INC. AND
	BIOMED	INHALE 201
	REALTY	INDUSTRIAL ROAD,
	TRUST, INC.	L.P. (PREDECESSOR)
	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
	(in thousands)
Operating activities:
Net income	$12,477	$3,482
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in consolidated partnership	(219)	(58)
Minority interests in operating partnership	991	137
Depreciation and amortization	26,832	2,851
Bad debt expense	171	—
Revenue reduction attributable to acquired above market leases	1,189	160
Revenue recognized attributable to acquired lease obligations	(2,157)	(49)
Vesting of restricted common stock	3,007	328
Amortization of loan costs	2,675	49
Interest expense reduction for amortization of debt premium	(1,280)	—
Income from unconsolidated partnership	(91)	—
Distributions received from unconsolidated partnership	69	—
Changes in operating assets and liabilities:
Restricted cash	(3,396)	(854)
Accounts receivable	(4,153)	(1,074)
Due from affiliates	—	(32)
Accrued straight-line rents	(3,860)	(830)
Deferred leasing costs	(1,239)	—
Prepaid expenses	(3,685)	(1,601)
Other assets	(3,816)	(272)
Security deposits	683	—
Due to affiliates	(53)	91
Accounts payable and accrued expenses	15,274	5,861

Net cash provided by operating activities	39,419	8,189

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(539,003)	(396,457)
Security deposits received from prior owners of real estate	708	3,258
Accrued construction and tenant improvement costs	6,233	—
Receipts of master lease payments (reduction to investments in real estate)	1,664	—
Funds held in escrow for acquisitions	—	(1,850)
Repayment of related party payables	—	(3,000)

Net cash used in investing activities	(530,398)	(398,049)

Financing activities:
Proceeds from common stock offering	340,256	465,753
Payment of offering costs	(16,236)	(36,734)
Payment of loan costs	(6,171)	(1,222)
Line of credit proceeds	227,175	—
Line of credit payments	(227,175)	—
Secured term loan proceeds	250,000	—
Unsecured term loan proceeds	100,000	—
Unsecured term loan payments	(100,000)	—
Principal payments on mortgage notes payable	(2,468)	(44)
Distributions to operating partnership unit holders	(2,325)	—
Dividends paid	(25,451)	—
Distributions to owners of Predecessor	—	(1,187)

Net cash provided by financing activities	537,605	426,566

Net increase in cash and cash equivalents	46,626	36,706
Cash and cash equivalents at beginning of period	27,869	157

Cash and cash equivalents at end of period	$74,495	$36,863

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $446 and $0, respectively)	$12,827	$1,995
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	12,592	4,698
Accrual for distributions declared for operating partnership unit holders	775	357
Restricted stock awards	2,891	4,997
Mortgage loans assumed (includes premium of $11,312 and $4,730, respectively)	149,516	47,642
Historic cost basis of assets transferred from Predecessor (including $2,061 of accrued straight-line rents as of August 17, 2004)	—	49,592
Operating partnership units issued for interests in certain contributed properties	—	21,666
Investment in unconsolidated partnership acquired by issuing operating partnership units	—	2,508
Distributions in excess of equity balance to owners of Predecessor	—	7,061
Accrual for offering costs	—	(602)
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
     On June 27, 2005, we completed a follow-on common stock offering of 15,122,500 shares at $22.50 per share, resulting in gross proceeds of $340.3 million. The net proceeds of $324.0 million were used to repay the outstanding balance on our revolving credit facility (Note 5), to repay our $100.0 million unsecured term loan (Note 5), to acquire properties and for other corporate purposes. The Company expects to use the remaining proceeds for future property acquisitions and for other general corporate and working capital purposes.
     As of September 30, 2005, we owned or had interests in 36 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 59 buildings with approximately 4.4 million rentable square feet of laboratory and office space, which was approximately 90.6% leased to 81 tenants. Of the remaining unleased space, 269,316 square feet, or 6.1% of our total rentable square footage, was under redevelopment. We also owned undeveloped land that we estimate can support up to 600,000 rentable square feet of laboratory and office space.
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
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Land	$122,984	$68,762
Ground lease	14,210	14,210
Buildings and improvements	917,977	388,502
Construction in process	19,478	—
Tenant improvements	13,199	283

	1,087,848	471,757
Accumulated depreciation	(15,421)	(3,269)

	$1,072,427	$468,488

     The purchase prices of our acquisitions completed in 2005 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.
Revenue Recognition
     Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to former tenants. A gain on early termination of lease of $3.2 million for the nine months ended September 30, 2005 is included in other income on the consolidated statements of income and was primarily due to the early termination of a portion of the Nektar Therapeutics lease at our Industrial Road property. Accordingly, the related lease commissions and other related intangible assets have been fully amortized.
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
Income Taxes
     We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2004. We believe we have qualified and continue to qualify as a REIT. As a REIT, we will be permitted to deduct distributions paid to our stockholders and generally will not be required to pay federal corporate income taxes on such income. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.
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
3. Minority Interests
     Minority interests on the consolidated balance sheets relate to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at September 30, 2005 amounted to 5.84% of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing on October 1, 2005, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property and the 10% interest of a member in the limited liability company that owns the Waples property, which are consolidated entities of the Company.
4. Mortgage Notes Payable
     A summary of our outstanding consolidated secured indebtedness as of September 30, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Carrying	Carrying
	Interest	Interest	Principal	Premium	Value at	Value at
	Rate	Rate	Amount	Amount	September 30, 2005	December 31, 2004	Maturity Date
Ardentech Court	7.25%	5.06%	$4,767	$552	$5,319	$5,440	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,199	—	16,199	16,438	January 1, 2010
Bridgeview	8.07%	5.04%	11,759	1,627	13,386	13,681	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,218	61	2,279	2,331	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,646	829	17,475	18,107	November 24, 2007
40 Erie Street	7.34%	4.90%	19,810	1,193	21,003	—	August 1, 2008
Kendall Square D	6.38%	5.45%	72,739	5,384	78,123	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,943	—	5,943	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,861	—	9,861	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.57%	6,971	725	7,696	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,610	1,485	13,095	13,376	July 1, 2011
Sidney Street	7.23%	5.11%	31,592	3,510	35,102	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,523	—	22,523	22,856	January 1, 2010

			$232,638	$15,366	$248,004	$102,236

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.
5. Credit Facilities
     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on our new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $900,000 were fully amortized in the three months ended June 30, 2005.
     On May 31, 2005, we entered into three credit facilities with KeyBank National Association and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. We borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility has a maturity date of May 30, 2008 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. We may extend the maturity date of the unsecured credit facility to May 30, 2009 after satisfying certain conditions and paying an extension fee, and we may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. We may not prepay the secured term loan prior to May 31, 2006. We entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering (Note 1) and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million were fully amortized in the three months ended June 30, 2005. At September 30, 2005, we had no outstanding borrowings on our unsecured revolving credit facility.
     The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not for any fiscal quarter ending on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2005.
6. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three months and for the nine months ended September 30, 2005.

     The following sets forth information related to the computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

			Period
	For the Nine	For the Three	August 11, 2004
	Months Ended	Months Ended	through
	September 30, 2005	September 30, 2005	September 30, 2004
Net income attributable to common shares	$12,477	$5,201	$1,827
Operating partnership unit share in earnings of minority interest	991	323	137

Adjusted net income attributable to common shares	$13,468	$5,524	$1,964

Weighted-average common shares outstanding:
Basic	36,406,068	46,287,617	30,673,883
Incremental shares from assumed conversion/exercise:
Stock warrant	87,038	103,123	34,170
Vesting of restricted stock	181,995	183,105	46,787
Operating partnership units (1)	2,870,564	2,870,564	—

Diluted	39,545,665	49,444,409	30,754,840

Earnings per share — basic and diluted	$0.34	$0.11	$0.06

(1)	For the period from August 11, 2004 through September 30, 2004, 2,177,347 Units, representing the weighted-average Units outstanding for the period, were excluded from the calculation of diluted weighted-average shares because they were anti-dilutive.
7. Incentive Award Plan
     During the three and nine months ended September 30, 2005 and for the period from August 11, 2004 through September 30, 2004, the Company granted 71,449, 129,674, and 333,333 shares of restricted stock, respectively, under the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). As a result, an additional $2.9 million and $5.0 million, respectively, was added to deferred compensation in 2005 and 2004. For the three and nine months ended September 30, 2005 and for the period from August 11, 2004 through September 30, 2004, $1.5 million, $3.0 million, and $328,000, respectively, of stock-based compensation expense was recognized in general and administrative expense.
     The three months ended September 30, 2005 included a $619,000 increase to general and administrative expense resulting from a correction to the expensing of restricted stock grants awarded to the Company’s executive officers and other employees at the time of the Company’s initial public offering in August 2004 that occurred in the periods prior to September 30, 2005. Of this amount, $823,000 relates to the year ended December 31, 2004, which was partially offset by a decrease of $204,000 for the six months ended June 30, 2005. We do not believe that the correction to this expensing of restricted stock grants is material to previous quarters in 2005 or to our 2004 consolidated financial statements.
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

     The Predecessor operated in one geographic area — San Francisco.
     Information by geographic area (dollars in thousands):
     For the nine months ended September 30, 2005:

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
Rental revenues and tenant recoveries	$22,855	$11,153	$11,925	$6,594	$24,929	$10,357	$3,062	$(19)	$90,856
Rental operations and real estate tax expenses	5,112	1,510	2,618	866	16,421	4,666	300	(778)	30,715

Net operating income	17,743	9,643	9,307	5,728	8,508	5,691	2,762	759	60,141
Equity in net income of unconsolidated partnership	—	—	91	—	—	—	—	—	91
Other income	—	3,290	211	—	—	—	—	7	3,508
Interest income	28	98	16	4	12	17	2	810	987
Depreciation and amortization	(7,072)	(3,973)	(5,111)	(2,388)	(4,788)	(2,971)	(529)	—	(26,832)
General and administrative	—	—	—	—	—	—	—	(9,001)	(9,001)
Interest expense	(2,458)	(1,028)	(1,293)	(1,000)	—	(81)	—	(9,785)	(15,645)
Minority interests	—	—	—	—	—	219	—	(991)	(772)

Net income	$8,241	$8,030	$3,221	$2,344	$3,732	$2,875	2,235	$(18,201)	$12,477

Investment in unconsolidated partnership	—	—	$2,492	—	—	—	—	—	$2,492

Total assets	$588,555	$184,201	$154,954	$68,660	$107,727	$122,108	$31,952	$72,324	$1,330,481

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
% of total revenues	25.2%	12.3%	13.1%	7.3%	27.4%	11.4%	3.4%	(0.1)%	100.0%
% of total rental operations expenses	16.6%	4.9%	8.5%	2.8%	53.5%	15.2%	1.0%	(2.5)%	100.0%

% of total net operating income	29.5%	16.0%	15.5%	9.5%	14.1%	9.5%	4.6%	1.3%	100.0%

     For the three months ended September 30, 2005:

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
Rental revenues and tenant recoveries	$16,881	$3,854	$4,104	$2,169	$8,880	$3,938	$1,020	$(28)	$40,818
Rental operations and real estate tax expenses	3,915	255	938	258	6,322	1,690	100	(142)	13,336

Net operating income	12,966	3,599	3,166	1,911	2,558	2,248	920	114	27,482
Equity in net income of unconsolidated partnership	—	—	20	—	—	—	—	—	20
Other income	—	411	95	—	—	—	—	6	512
Interest income	26	37	10	3	11	11	1	708	807
Depreciation and amortization	(5,184)	(1,437)	(1,869)	(796)	(1,639)	(1,063)	(176)	—	(12,164)
General and administrative	—	—	—	—	—	—	—	(3,756)	(3,756)
Interest expense	(1,841)	(248)	(442)	(330)	—	(27)	—	(4,534)	(7,422)
Minority interests	—	—	—	—	—	45	—	(323)	(278)

Net income	$5,967	$2,362	$980	$788	$930	$1,214	745	$(7,785)	$5,201

					New York			Corporate
		San			and			and
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Total
% of total revenues	41.4%	9.4%	10.1%	5.3%	21.8%	9.6%	2.5%	(0.1)%	100.0%
% of total rental operations expenses	29.4%	1.9%	7.0%	1.9%	47.4%	12.7%	0.7%	(1.0)%	100.0%

% of total net operating income	47.2%	13.1%	11.5%	7.0%	9.3%	8.2%	3.3%	0.4%	100.0%

9. Property Acquisitions
     The Company acquired interests in 19 properties, including one parking structure, during the nine months ended September 30, 2005:

	Market	Acquisition Date	Rentable Square Feet
First Quarter
Waples	San Diego	March 1, 2005	43,036
Bridgeview	San Francisco	March 16, 2005	50,400
Graphics Drive	New Jersey	March 17, 2005	72,300

First Quarter Total			165,736

Second Quarter
Fresh Pond Research Park	Boston	April 5, 2005	90,702
Coolidge Avenue	Boston	April 5, 2005	37,400
Phoenixville Pike	Pennsylvania	April 5, 2005	104,400
Nancy Ridge Drive	San Diego	April 21, 2005	42,138

	Market	Acquisition Date	Rentable Square Feet
Dumbarton Circle	San Francisco	May 27, 2005	44,000
Lucent Drive	Boston	May 31, 2005	21,500
21 Erie Street	Boston	May 31, 2005	49,247
Vassar Street	Boston	May 31, 2005	52,520
Albany Street	Boston	May 31, 2005	75,003
40 Erie Street	Boston	May 31, 2005	100,854
Sidney Street	Boston	May 31, 2005	191,904
Kendall Square A	Boston	May 31, 2005	302,919
Kendall Square D	Boston	May 31, 2005	349,325
47 Erie Street Parking Structure	Boston	May 31, 2005	n/a

Second Quarter Total			1,461,912

Third Quarter
Kaiser Drive	San Francisco	August 25, 2005	87,953
Faraday Avenue	San Diego	September 19, 2005	28,704
1000 Uniqema Boulevard	Pennsylvania	September 30, 2005	59,821

Third Quarter Total			176,478

Total			1,804,126

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
     The Company’s objective in using derivatives tied to interest rates is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
     As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. As of September 30, 2005, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At September 30, 2005, the interest rate swap agreement had a fair value of $3.8 million which is included in other assets. The change in net unrealized gains/losses of $3.8 million in 2005 for derivatives designated as cash flow hedges is included separately on the consolidated balance sheet.
     As of September 30, 2005, the net fair value of our financial interest subject to put and call options related to our King of Prussia interest was $302,000, which is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the net change in fair value of the put and call options is not considered material.
11. Subsequent Events
     During the fourth quarter of 2005, the Company purchased a 71,500 square-foot facility located in the Bridge Business Center in Bristol, Pennsylvania for approximately $14.9 million in cash. The property is fully leased to Rhodia, Inc., a public global specialty chemicals company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or the Boston or California regions; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
     At September 30, 2005, we owned or had interests in 36 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York and New Jersey, consisting of 59 buildings with approximately 4.4 million rentable square feet of laboratory and office space. We also owned undeveloped land that we estimate can support up to 600,000 rentable square feet of laboratory and office space.
     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.

Factors Which May Influence Future Operations
     As of September 30, 2005, our property portfolio was 90.6% leased to 81 tenants. Of the remaining unleased space, approximately 269,316 square feet, or 6.1% of the company’s total rentable square footage, was under redevelopment. Approximately 2.7% of our leased square footage expires during the remainder of 2005 and approximately 4.6% of our leased square footage expires during 2006. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under master lease arrangements at our Bayshore and King of Prussia properties, which expire in 2006 and 2008, respectively.
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
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123. SFAS 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS 123R is effective in annual reporting periods beginning after December 15, 2005. As of September 30, 2005, our equity issuances for compensation have consisted entirely of restricted stock grants to directors and employees. We do not believe that the treatment of our restricted stock grants under SFAS 123R differs from the treatment under SFAS 123. As a result, we do not expect the adoption of SFAS 123R to have a material impact on our results of operations, financial position or liquidity.
Results of Operations
     The following is a comparison of the consolidated operating results of BioMed Realty Trust, Inc. for the three months ended September 30, 2005 to the combined operating results of 201 Industrial Road, L.P., our predecessor, for the period July 1, 2004 through August 17, 2004 and BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership.
     Our predecessor is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. Management does not consider the operating results of our predecessor on a stand-alone basis to be indicative of the historical operating results of our company taken as a whole.

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004
     The following table sets forth the basis for presenting the historical financial information.

			Inhale 201
			Industrial Road L.P.
	BioMed Realty Trust, Inc.		(Predecessor)
	Three Months	Period August 11,	Period July 1, 2004
	Ended	2004 through	through	Combined
	September 30, 2005	September 30, 2004	August 17, 2004	Total	Change
Revenues:
Rental	$28,593	$6,107	$796	$6,903	$21,690
Tenant recoveries	12,225	2,878	76	2,954	9,271
Other income	512	—	—	—	512

Total revenues	41,330	8,985	872	9,857	31,473

Expenses:
Rental operations	9,763	2,739	5	2,744	7,019
Real estate taxes	3,573	800	41	841	2,732
Depreciation and amortization	12,164	2,251	122	2,373	9,791
General and administrative	3,756	1,195	—	1,195	2,561

Total expenses	29,256	6,985	168	7,153	22,103

Income from operations	12,074	2,000	704	2,704	9,370
Equity in net income of unconsolidated partnership	20	—	—	—	20
Interest income	807	124	—	124	683
Interest expense	(7,422)	(218)	(312)	(530)	(6,892)

Income before minority interests	5,479	1,906	392	2,298	3,181
Minority interest in consolidated partnership	45	58	—	58	(13)
Minority interests in operating partnership	(323)	(137)	—	(137)	(186)

Net income	$5,201	$1,827	$392	$2,219	$2,982

     Rental Revenues. Rental revenues increased $21.7 million to $28.6 million for the three months ended September 30, 2005 compared to $6.9 million for the three months ended September 30, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Tenant Recoveries. Revenues from tenant reimbursements increased $9.3 million to $12.2 million for the three months ended September 30, 2005 compared to $2.9 million for the three months ended September 30, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Other Income. Other income for the three months ended September 30, 2005 is comprised primarily of a portion of a gain on early lease termination of the Nektar Therapeutics lease at our Industrial Road property of $386,000.
     Rental Operations Expense. Rental operations expense increased $7.0 million to $9.7 million for the three months ended September 30, 2005 compared to $2.7 million for the three months ended September 30, 2004. The increase was primarily due to the inclusion of rental property operations expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Real Estate Tax Expense. Real estate tax expense increased $2.7 million to $3.6 million for the three months ended September 30, 2005 compared to $841,000 for the three months ended September 30, 2004. The increase was primarily due to the inclusion of property taxes for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.8 million to $12.2 million for the three months ended September 30, 2005 compared to $2.4 million for the three months ended September 30, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.

     General and Administrative Expenses. General and administrative expenses increased $2.6 million to $3.8 million for the three months ended September 30, 2005 compared to $1.2 million for the three months ended September 30, 2004. The increase was primarily due to the hiring of new personnel after our initial public offering, the addition of expenses relating to operating as a public company, compensation expense related to vesting of restricted stock compensation awards expensed during the three months ended September 30, 2005 and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation. The three months ended September 30, 2005 included a $619,000 increase to general and administrative expense resulting from a correction to the expensing of restricted stock grants awarded to the company’s executive officers and other employees at the time of the company’s initial public offering in August 2004 that occurred in the periods prior to September 30, 2005.
     Interest Income. Interest income increased $683,000 to $807,000 for the three months ended September 30, 2005 compared to $124,000 for the three months ended September 30, 2004. This is primarily due to interest earned on an increase of funds held by us during the three months ended September 30, 2005.
     Interest Expense. Interest expense increased $6.9 million to $7.4 million for the three months ended September 30, 2005 compared to $530,000 for the three months ended September 30, 2004. The increase in interest is a result of increased overall debt outstanding in 2005 partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium, which decreased interest expense by $630,000.
     Minority Interests. Minority interests increased $199,000 to $278,000 for the three months ended September 30, 2005 compared to $79,000 for the three months ended September 30, 2004. The minority interest allocations for the three months ended September 30, 2005 and 2004 are not comparable due to the initial public offering.
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004
     The following is a comparison of the consolidated operating results of BioMed Realty Trust, Inc. for the nine months ended September 30, 2005, to the combined operating results of 201 Industrial Road, L.P., our predecessor, for the period January 1, 2004 through August 17, 2004 and BioMed Realty Trust, Inc. for the period from August 11, 2004 through September 30, 2004.
     The following table sets forth the basis for presenting the historical financial information.

			Inhale 201
			Industrial Road
			L.P.
	BioMed Realty Trust, Inc.		(Predecessor)
		Nine Months Ended September 30, 2004
			Period
	Nine Months	Period August 11,	January 1, 2004
	Ended	2004 through	through
	September 30, 2005	September 30, 2004	August 17, 2004	Combined Total	Change
Revenues:
Rental	$62,821	$6,107	$3,933	$10,040	$52,781
Tenant recoveries	28,035	2,878	375	3,253	24,782
Other income	3,508	—	—	—	3,508

Total revenues	94,364	8,985	4,308	13,293	81,071

Expenses:
Rental operations	22,879	2,739	131	2,870	20,009
Real estate taxes	7,836	800	222	1,022	6,814
Depreciation and amortization	26,832	2,251	600	2,851	23,981
General and administrative	9,001	1,195	—	1,195	7,806

Total expenses	66,548	6,985	953	7,938	58,610

Income from operations	27,816	2,000	3,355	5,355	22,461
Equity in net income of unconsolidated partnership	91	—	—	—	91
Interest income	987	124	—	124	863
Interest expense	(15,645)	(218)	(1,700)	(1,918)	(13,727)

Income before minority interests	13,249	1,906	1,655	3,561	9,688
Minority interest in consolidated partnership	219	58	—	58	161
Minority interests in operating partnership	(991)	(137)	—	(137)	(854)

Net income	$12,477	$1,827	$1,655	$3,482	$8,995

     Rental Revenues. Rental revenues increased $52.8 million to $62.8 million for the nine months ended September 30, 2005 compared to $10.0 million for the nine months ended September 30, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Tenant Recoveries. Revenues from tenant reimbursements increased $24.8 million to $28.0 million for the nine months ended September 30, 2005 compared to $3.2 million for the nine months ended September 30, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Other Income. Other income for the nine months ended September 30, 2005 is comprised primarily of a portion of a gain on early lease termination of the Nektar Therapeutics lease at our Industrial Road property of $3.2 million.
     Rental Operations Expense. Rental operations expense increased $20.0 million to $22.9 million for the nine months ended September 30, 2005 compared to $2.9 million for the nine months ended September 30, 2004. The increase was primarily due to the inclusion of rental property operations expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     Real Estate Tax Expense. Real estate tax expense increased $6.8 million to $7.8 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004. The increase was primarily due to the inclusion of property taxes for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $24.0 million to $26.8 million for the nine months ended September 30, 2005 compared to $2.8 million for the nine months ended September 30, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as acquisitions subsequent to our initial public offering.
     General and Administrative Expenses. General and administrative expenses increased $7.8 million to $9.0 million for the nine months ended September 30, 2005 compared to $1.2 million for the nine months ended September 30, 2004. The increase was primarily due to the hiring of new personnel after our initial public offering, the addition of expenses relating to operating as a public company, compensation expense related to vesting of restricted stock compensation awards expensed during the nine months ended September 30, 2005 and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation. The nine months ended September 30, 2005 included a $619,000 increase to general and administrative expense resulting from a correction to the expensing of restricted stock grants awarded to the company’s executive officers and other employees at the time of the company’s initial public offering in August 2004 that occurred in the periods prior to September 30, 2005.
     Interest Income. Interest income increased $863,000 to $987,000 for the nine months ended September 30, 2005 compared to $124,000 for the nine months ended September 30, 2004. This is primarily due to interest earned on an increase of funds held by us during the nine months ended September 30, 2005.
     Interest Expense. Interest expense increased $13.7 million to $15.6 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004. The increase in interest is a result of more overall debt outstanding after the consummation of our initial public offering and the amortization of $2.0 million of loan fees related to the repayment and termination of our unsecured credit facility and our $100.0 million unsecured term loan facility partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium, which decreased interest expense by $1.3 million.

     Minority Interests. Minority interests increased $693,000 to $772,000 for the nine months ended September 30, 2005 compared to $79,000 for the nine months ended September 30, 2004. The minority interest allocations for the nine months ended September 30, 2005 and 2004 are not comparable due to the initial public offering.
Cash Flows
Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
		BioMed Realty
		Trust, Inc. and
	BioMed	Inhale 201
	Realty Trust,	Industrial Road,
	Inc.	L.P. (Predecessor)
	2005	2004	Change
Net cash provided by operating activities	$39,419	$8,189	$31,230
Net cash used in investing activities	(530,398)	(398,049)	(132,349)
Net cash provided by financing activities	537,605	426,566	111,039
Ending cash balance	74,495	36,863	37,632
     Net cash provided by operating activities increased $31.2 million to $39.4 million for the nine months ended September 30, 2005 compared to cash provided of $8.2 million for the nine months ended September 30, 2004. The increase was primarily due to the increase in operating income before depreciation and amortization, and changes in other operating assets and liabilities.
     Net cash used in investing activities increased $132.3 million to $530.4 million for the nine months ended September 30, 2005 compared to $398.1 million for the nine months ended September 30, 2004. The increase was primarily due to amounts paid to acquire interests in real estate entities partially offset by receipts of master lease payments.
     Net cash provided by financing activities increased $111.0 million to $537.6 million for the nine months ended September 30, 2005 compared to $426.6 million for the nine months ended September 30, 2004. The increase was primarily due to net proceeds from our follow-on common stock offering in June 2005 and secured term loan proceeds offset by principal payments on mortgage loans, and payments of dividends and distributions.
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

     The following table provides the calculation of our FFO and a reconciliation to net income (in thousands, except per share amounts):

	For the Nine	For the Three
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income	$12,477	$5,201
Adjustments
Operating partnership unit share in earnings of minority interest	991	323
Depreciation and amortization — real estate assets (1)	26,862	12,184

Funds from operations	$40,330	$17,708

Funds from operations per share — diluted	$1.02	$0.36

Weighted-average common shares outstanding — diluted	39,545,665	49,444,409

(1)	Includes our share of joint venture real estate depreciation of $30 and $20 for the nine and three months ended September 30, 2005, respectively.
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
     Our total market capitalization at September 30, 2005 was approximately $1.7 billion based on the market closing price of our common stock at September 30, 2005 of $24.80 per share (assuming the conversion of 2,870,564 operating partnership units into common stock) and our debt outstanding was approximately $498.0 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.9% at September 30, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

     On May 31, 2005, we entered into three credit facilities with KeyBank National Association and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. We borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility has a maturity date of May 30, 2008 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. We may extend the maturity date of the unsecured credit facility to May 30, 2009 after satisfying certain conditions and paying an extension fee, and we may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from the entities that own these properties and a pledge of the equity interests in a subsidiary owning one of these properties. We may not prepay the secured term loan prior to May 31, 2006. We entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million were fully amortized in the three months ended June 30, 2005. At September 30, 2005, we had no outstanding borrowings on our unsecured revolving credit facility.
     The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not for any fiscal quarter ending on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of September 30, 2005.
     A summary of our outstanding consolidated mortgage indebtedness as of September 30, 2005 is as follows (in thousands):

	Stated
	Fixed	Effective		Unamortized	Carrying	Carrying
	Interest	Interest	Principal	Premium	Value at	Value at
	Rate	Rate	Amount	Amount	September 30, 2005	December 31, 2004	Maturity Date
Ardentech Court	7.25%	5.06%	$4,767	$552	$5,319	$5,440	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,199	—	16,199	16,438	January 1, 2010
Bridgeview	8.07%	5.04%	11,759	1,627	13,386	13,681	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,218	61	2,279	2,331	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,646	829	17,475	18,107	November 24, 2007
40 Erie Street	7.34%	4.90%	19,810	1,193	21,003	—	August 1, 2008
Kendall Square D	6.38%	5.45%	72,739	5,384	78,123	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,943	—	5,943	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,861	—	9,861	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.57%	6,971	725	7,696	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,610	1,485	13,095	13,376	July 1, 2011
Sidney Street	7.23%	5.11%	31,592	3,510	35,102	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,523	—	22,523	22,856	January 1, 2010

			$232,638	$15,366	$248,004	$102,236

     As of September 30, 2005, we had a $250.0 million secured term loan outstanding and no borrowings outstanding on our unsecured revolving credit facility.

     Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.
     As of September 30, 2005, principal payments due for our total consolidated indebtedness were as follows (in thousands) (excluding unamortized debt premium of $15,366):

2005	$1,236
2006	5,380
2007	21,213
2008	24,076
2009	4,624
Thereafter	426,109

$482,638

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
     Our objective in using derivatives tied to interest rates is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
     As of September 30, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges. As of September 30, 2005, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the Fixed Rate and the one-month LIBOR Rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At September 30, 2005, the interest rate swap agreement had a fair value of $3.8 million which is included in other assets. The change in net unrealized gains/losses of $3.8 million in 2005 for derivatives designated as cash flow hedges is included separately on the consolidated balance sheet.
Off Balance Sheet Arrangements
     As of September 30, 2005, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At September 30, 2005, our share of the debt related to this investment was equal to approximately $2.3 million (excluding unamortized debt premium). The assets and liabilities of McKellar Court were $17.1 million and $11.1 million, respectively, at September 30, 2005. The table below summarizes our share of the outstanding debt (based on our respective ownership interests) of this investment at September 30, 2005 (in thousands):

Stated
	Fixed	Effective		Unamortized	Total
	Interest	Interest	Principal	Premium	Book
	Rate	Rate	Amount	Amount	Value	Maturity Date
McKellar Court	8.56%	4.63%	$2,260	$365	$2,625	January 1, 2010

Cash Distribution Policy
     We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify for federal taxation as a REIT, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
     Since our initial public offering through September 30, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.2297 per common share and unit, representing four full quarterly dividends for the fourth quarter of 2004 and first, second and third quarters of 2005 of $0.27 each and a partial third quarter dividend for 2004 of $0.1497 per common share and unit. The dividends are equivalent to an annual rate of $1.08 per common share and unit.
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
     As of September 30, 2005, our consolidated debt consisted of 13 fixed-rate notes with a carrying value of $248.0 million (including $15.4 million of unamortized premium) and a weighted-average effective interest rate of 5.06% and our secured term loan with an outstanding balance of $250.0 million. We entered into an interest rate swap agreement, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At September 30, 2005, the fair value of the fixed-rate debt was estimated to be $247.4 million compared to the net carrying value of $248.0 million (including $15.4 million of unamortized premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of September 30, 2005 in relation to total assets of $1.3 billion and equity market capitalization of $1.2 billion of our common stock and operating units. At September 30, 2005, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.

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
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     As a result of the correction to the expensing of restricted stock grants described in Note (7) of our consolidated financial statements, subsequent to September 30, 2005, we have enhanced our internal controls relating to the review of the amortization of deferred compensation to ensure the accurate recording of compensation expense related to the vesting of our restricted stock.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Sixth Amendment to Lease, dated as of September 23, 2005, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

Dated: November 14, 2005	/s/ ALAN D. GOLD Alan D. Gold
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ JOHN F. WILSON, II
John F. Wilson, II
Chief Financial Officer (Principal Financial Officer)