Form 10-K
period 2005-12-31
BioMed Realty Trust Inc
filed 2006-03-15
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See description of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the 46,371,216 shares of common stock held by non-affiliates of the registrant was $1,105,953,502 based upon the last reported sale price of $23.85 per share on the New York Stock Exchange on June 30, 2005, the last business day of its most recently completed second quarter.
      The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of March 14, 2006 was 46,746,632.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement with respect to its May 19, 2006 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.
FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.	Business
Forward-Looking Statements
      We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or the Boston or California regions,

•	general economic conditions,

•	our ability to compete effectively,

•	defaults on or non-renewal of leases by tenants,

•	increased interest rates and operating costs,

•	our failure to obtain necessary outside financing,

•	our ability to successfully complete real estate acquisitions, developments and dispositions,

•	our failure to successfully operate acquired properties and operations,

•	our failure to maintain our status as a real estate investment trust, or REIT,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	financial market fluctuations, and

•	changes in real estate and zoning laws and increases in real property tax rates.
      While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. We disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a further discussion of these and other factors that could impact our future results, performance or transactions, see the section below entitled “Item 1A. Risk Factors.”
General
      As used herein, the terms “we,” “us,” “our” or the “company” refer to BioMed Realty Trust, Inc., a Maryland corporation and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P., our predecessor. We are a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties and primary acquisition targets are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey.
      We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. Our initial public offering consisted of the sale of 27,000,000 shares of common stock at $15.00 per share, resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to us, net of underwriting discounts and commissions and offering costs, were approximately $429.3 million.
      Simultaneously with our initial public offering, we obtained a $100.0 million revolving unsecured credit facility, which we used to finance acquisitions and for other corporate purposes prior to being replaced on May 31, 2005 with a $250.0 million revolving unsecured credit facility with KeyBank National Association and other lenders.
      On June 27, 2005, we completed a follow-on common stock offering of 15,122,500 shares at $22.50 per share, resulting in gross proceeds of $340.3 million. The net proceeds of $324.0 million were used to repay the outstanding balance on our revolving credit facility, to repay our $100.0 million unsecured term loan, to acquire properties and for other corporate purposes.
      As of December 31, 2005, we owned or had interests in 39 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey, consisting of 62 buildings with approximately 4.8 million rentable square feet of laboratory and office space, which was approximately 91.1% leased to 87 tenants. Of the approximately 423,000 square feet of unleased space, 274,677 square feet, or 64.9% of our unleased square footage, was under redevelopment. We also owned undeveloped land that we estimate can support up to 706,000 rentable square feet of laboratory and office space.
      Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing management, leasing, development and administrative services to our properties. As of February 28, 2006, we had 50 employees.
      Our principal offices are located at 17140 Bernardo Center Drive, Suite 222, San Diego, California 92128. Our telephone number at that location is (858) 485-9840. Our website is located at www.biomedrealty.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.
2005 Highlights
      On January 11, 2005, we leased 61,826 rentable square feet in phase two of our Industrial Road property, located south of San Francisco, to Nuvelo, Inc. under a seven-year, triple-net lease. Nektar Therapeutics, an existing tenant at the property, had leased approximately 46,000 square feet of this space until August 2007, which it had never occupied. We agreed to terminate Nektar’s lease of its phase two space in exchange for termination payments. Nektar continues to lease approximately 80,000 square feet of space in phase one of the property, which lease expires in October 2016.
      On April 19, 2005, we entered into a lease amendment with Centocor, Inc., a subsidiary of Johnson & Johnson. Under the amendment, Centocor agreed to lease an additional 79,667 rentable square feet at our King of Prussia property located in Radnor, Pennsylvania through March 31, 2010. The new lease replaced the existing portion of the master lease with an affiliate of The Rubenstein Company, the original seller of the property, with respect to this space. Annualized base rent of $1.3 million and certain tenant reimbursements received under the new lease have correspondingly reduced the rent received under the master lease.
      On May 31, 2005, we completed the acquisition of a portfolio of eight properties including one parking structure in Cambridge, Massachusetts, and an additional property in Lebanon, New Hampshire, from The Lyme Timber Company, an affiliate of Lyme Properties. We refer to these properties as the Cambridge portfolio. The Cambridge portfolio consists of ten buildings with an aggregate of approximately 1.1 million rentable square feet of laboratory and office space, which upon acquisition was 96.8% leased with an average remaining term of ten years, and includes the parking structure with 447 parking spaces. The purchase price was $523.6 million, excluding closing costs, and was funded through borrowings under three credit facilities with KeyBank National Association and other lenders, described below, and the assumption of approximately $131.2 million of mortgage indebtedness.
      In order to finance the Cambridge portfolio acquisition and provide additional working capital, on May 31, 2005, we entered into three credit facilities with KeyBank and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include a senior unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, a senior unsecured term loan facility of $100.0 million and a senior secured term loan facility of $250.0 million. We borrowed the full amounts under the senior unsecured term loan and senior secured term loan facilities. We repaid the senior unsecured term loan with the proceeds of our follow-on offering in June 2005. As of December 31, 2005, we had $17.0 million outstanding under our unsecured revolving credit facility and $250.0 million of outstanding borrowings under our senior secured term loan facility.
      In addition to the acquisition of the Cambridge portfolio, during 2005, we acquired 13 properties containing approximately 978,149 rentable square feet of laboratory and office space that was 73.4% leased at acquisition.
      From our initial public offering through December 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.4997 per common share and unit, representing five full quarterly dividends of $0.27 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.
Subsequent Events
      On January 12, 2006, we completed the acquisition of the land at 530 Fairview Avenue in Seattle, Washington through our joint venture with an affiliate of EDG Commercial Real Estate. The total purchase price was approximately $2.7 million, paid in cash. We entered into the joint venture to develop a five-story, 93,000 square-foot laboratory facility to be named the Fairview Research Center.
      On January 13, 2006, we completed the acquisition of a property located at 900 Uniqema Boulevard in New Castle, Delaware. The property consists of an 11,293 square-foot single-story laboratory facility. The total purchase price of approximately $4.7 million was funded with cash and the assumption of approximately $1.8 million of mortgage indebtedness.
Growth Strategy
      Our success and future growth potential is based upon the unique real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this fast growing industry.
      Our external growth strategy includes:

•	an ability to capitalize on management’s extensive acquisition expertise and extensive industry relationships among life science tenants, property owners and real estate brokers,

•	a focus on acquiring properties leased to high quality life science tenants at attractive yields with potential upside through lease-up, redevelopment or additional development,

•	the selective development of life science space in target market locations, and

•	an emphasis on location of potential acquisitions in relation to academic and research institutions to support long-term value.
      Our internal growth strategy includes:

•	access to cost-effective capital, enabling us to finance tenant improvements and lease available space to high quality, long-term tenants,

•	predictable and consistent earnings growth through annual contractual rent increases,

•	close monitoring of our existing tenants to address opportunities to renew, extend or modify existing leases and find additional expansion opportunities,

•	continual evaluation of redevelopment opportunities to convert existing office and warehouse space into laboratory space, and

•	an ability to leverage tenant-financed improvements to encourage tenant renewals or to substantially increase rental rates at the end of the lease.
Target Markets
      Our target markets — Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/ New Jersey and research parks near or adjacent to universities — have emerged as the primary hubs for research and development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research and personnel to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.
Positive Life Science Trends
      We expect continued growth in the life science industry due to several factors:

•	the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and services,

•	the existing high level of, and continuing increase in, research and development expenditures, as represented by a recent Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by its members climbed to a record $39.4 billion in 2005 from $37 billion in the prior year, and when combined with non-member companies, totaled a record $51.3 billion in 2005, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
      We are uniquely positioned to benefit from these favorable dynamics, coupled with the corresponding positive impact on our life science industry tenants.
Experienced Management
      We have created and continue to develop a life science real estate-oriented management team, dedicated to maximizing current and long-term returns and growth for our stockholders. Our executive officers have acquired, developed, owned, leased and managed in excess of $1.7 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.
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
      Federal regulations require building owners and those exercising control over a building’s management to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials, or ACMs, and potential ACMs in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.
      Federal, state and local laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and any water pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.
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
Insurance
      We carry comprehensive liability, fire, workers’ compensation, extended coverage, terrorism and rental loss insurance covering all of our properties under a blanket policy, except with respect to property and fire insurance on our McKellar Court and Science Center Drive properties, which is carried directly by the tenants. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by future spills or the historic presence of previously undiscovered hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. Our properties located in the

San Diego, San Francisco and Seattle areas are subject to earthquakes. We presently carry earthquake insurance on our Industrial Road property in San Francisco and on our east coast properties, but do not carry earthquake insurance on our other properties in San Francisco or on our properties in San Diego or Seattle. The amount of earthquake insurance coverage we do carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below. However, we believe that all of our properties are adequately insured, consistent with industry standards.
Competition
      We are one of only two publicly traded entities focusing primarily on the acquisition, management, expansion and selective development of properties designed for life science tenants (the other such entity being Alexandria Real Estate Equities, Inc.). However, various entities, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers invest in properties occupied by life science tenants and therefore compete for investment opportunities with us. Because properties designed for life science tenants typically contain improvements that are specific to tenants operating in the life science industry, we believe that we will be able to maximize returns on investments as a result of:

•	our expertise in understanding the real estate needs of life science industry tenants,

•	our ability to identify, acquire and develop properties with generic laboratory infrastructure that appeal to a wide range of life science industry tenants, and

•	our expertise in identifying and evaluating life science industry tenants.
      However, many of our competitors have greater financial resources than we do and may be able to accept more risks, including risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. These concessions could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
Foreign Operations
      We do not engage in any foreign operations or derive any revenue from foreign sources.
Segment Financial Information
      Financial information by segment is presented in Note 11 to the consolidated financial statements in Item 8 of this report.

Item 1A.	Risk Factors

Risks Related to Our Properties, Our Business and Our Growth Strategy
      Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.
      As of December 31, 2005, we had 87 tenants in 39 properties. Two of our tenants, Vertex Pharmaceuticals and Genzyme Corporation, represented 15.8% and 10.5%, respectively, of our consolidated rental revenues for the year ended December 31, 2005, and 12.3% and 7.2%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.
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
      We acquire or develop properties that include laboratory space and other features that we believe are generally desirable for life science industry tenants. However, different life science industry tenants may require different features in their properties, depending on each tenant’s particular focus within the life science industry. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify the property before we are able to re-lease the space to another life science industry tenant. This could hurt our operating performance and the value of your investment. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to re-lease the space.
      Additionally, our properties may not be suitable for lease to traditional office tenants without significant expenditures or renovations. Accordingly, any downturn in the life science industry may have a substantial negative impact on our properties’ values.
      The geographic concentration of our properties in Boston and California makes our business particularly vulnerable to adverse conditions affecting these markets.
      Ten of our 39 properties are located in the Boston area. As of December 31, 2005, these properties represented 39.6% of our annualized base rent and 26.3% of our total leased rentable square footage. In addition, 16 of our 39 properties are located in California, with nine in San Diego and seven in San Francisco. As of December 31, 2005, these properties represented 26.7% of our annualized base rent and 32.0% of our total leased rentable square footage. Because of this concentration in two geographic regions, we are particularly vulnerable to adverse conditions affecting Boston and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes (with respect to California) and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes because of our properties’ concentration in California. The close proximity of our seven properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country.

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
      While we may seek to enter into tax-efficient joint ventures with third-party investors, we currently have no intention of disposing of these properties or interests in entities holding the properties in transactions that would trigger our tax indemnification obligations. The involuntary condemnation of one or more of these properties during the indemnification period could, however, trigger the tax indemnification obligations described above. The tax indemnity would equal the amount of the federal and state income tax liability the contributor would incur with respect to the gain allocated to the contributor. The calculation of the indemnity payment would not be reduced due to the time value of money or the time remaining within the indemnification period. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. Messrs. Gold, Kreitzer, Wilson and McDevitt are potential recipients of these indemnification payments. Because of these potential payments their personal interests may diverge from those of our stockholders.
      We have a limited operating history as a REIT and as a public company and may not be successful in operating as a public REIT, which may adversely affect our ability to make distributions to stockholders.
      We were formed in April 2004 and have a limited operating history as a REIT and as a public company. Our board of directors and executive officers have overall responsibility for our management, but only our Chief Executive Officer, Executive Vice President and one of our independent directors have prior experience in operating a business in accordance with the requirements of the Internal Revenue Code of 1986, as amended, or the Code, for maintaining qualification as a REIT. We cannot assure you that our management team’s past experience will be sufficient to operate our company successfully as a REIT or as a public company. Failure to maintain REIT status would have an adverse effect on our cash available for distribution to stockholders and would adversely affect the price of our common stock.
      Our expansion strategy may not yield the returns expected, may result in disruptions to our business, may strain our management resources and may adversely affect our operations.
      We own properties principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey, each of which is currently a leading market in the United States for the life science industry. We cannot assure you that these markets will remain favorable to the life science industry, that these markets will continue to grow or that we will be successful expanding in these markets.

      In addition to the 13 properties we acquired in connection with our initial public offering, we have acquired an additional 26 properties, and we expect to continue to expand. This anticipated growth will require substantial attention from our existing management team, which may divert management’s attention from our current properties. Implementing our growth plan will also require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.
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
      Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Mr. Gold, our Chairman, President and Chief Executive Officer, Mr. Kreitzer, our Executive Vice President, General Counsel and Secretary, Mr. Wilson, our Chief Financial Officer, and Mr. McDevitt, our Regional Executive Vice President. Among the reasons that Messrs. Gold, Kreitzer, Wilson and McDevitt are important to our success is that each has a national or regional reputation in the life science industry based on their extensive real estate experience in dealing with life science tenants and properties. Each member of our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Kreitzer, Wilson and McDevitt, but we cannot guarantee that they will not terminate their employment prior to the end of the term.
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
      Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses and may have a negative impact on our business.
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
      We carry comprehensive liability, fire, workers’ compensation, extended coverage, terrorism and rental loss insurance covering all of our properties under a blanket policy, except with respect to property and fire insurance on our McKellar Court and Science Center Drive properties, which is carried directly by the tenants. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. We do not carry insurance for generally uninsurable losses such as loss from riots or acts of God. A substantial portion of our properties are located in San Diego and San Francisco, California and Seattle, Washington, areas especially subject to earthquakes. We presently carry earthquake insurance on our Industrial Road property in San Francisco and on our east coast properties, but do not carry earthquake insurance on our other properties in San Francisco or on our properties in San Diego or Seattle. The amount of earthquake insurance coverage we do carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.
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
      Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. Furthermore, our Landmark at Eastview property is subject to a ground lease until certain property subdivisions are completed, at which time the ground lease will terminate and we will obtain fee simple title to the property. If those subdivisions are not completed, the property will remain subject to the ground lease, which could make it more difficult to sell the property. In addition, our Colorow Drive property is subject to a ground lease, which could make it more difficult to sell the property. If any of the parking leases or licenses associated with our Cambridge portfolio were to expire, or if we were unable to assign these leases to a buyer, it would be more difficult for us to sell these properties and would adversely affect our ability to retain current tenants or attract new tenants at these properties. In addition, REIT requirements may subject us to a 100% tax on gain recognized from the sale of property if the property is considered to be held primarily for sale to customers in the ordinary course of our business. To prevent these taxes, we may comply with safe harbor rules relating to the number of properties sold in a year, how long we owned the properties, their tax bases and the cost of improvements made to those properties. However, we can provide no assurance that we will be able to successfully comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.
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
      Some of our properties have had contamination in the past that required cleanup. We believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material. However, we cannot guarantee that such contamination does not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Square A and Kendall Square D properties are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.
      Environmental laws also:

•	may require the removal or upgrade of underground storage tanks,

•	regulate storm water, wastewater and water pollutant discharge,

•	regulate air pollutant emissions,

•	regulate hazardous materials generation, management and disposal, and

•	regulate workplace health and safety.
      Life science industry tenants, our primary tenant industry focus, frequently use hazardous materials, chemicals, heavy metals, and biological and radioactive compounds. Our tenants’ controlled use of these materials subjects us and our tenants to laws that govern using, manufacturing, storing, handling and disposing of such materials and certain byproducts of those materials. We are unaware of any of our existing tenants violating applicable laws and regulations, but we and our tenants cannot completely eliminate the risk of contamination or injury from these materials. If our properties become contaminated, or if a party is injured, we could be held liable for any damages that result. Such liability could exceed our resources and any environmental remediation insurance coverage we have, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders.
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
      Our executive officers and directors beneficially own 6.2% of our common stock and exercise substantial influence over our business and, as a result, they may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders. As of February 28, 2006, our executive officers, directors and entities affiliated with them beneficially owned an aggregate of 375,416 shares of our common stock and units which may be exchanged for 2,673,172 shares of our common stock, representing a total of approximately 6.2% of our outstanding common stock. Consequently, our executive officers and directors have substantial influence over us and could exercise their influence in a manner that may not be in the best interests of our stockholders.
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

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof. The business combinations are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes special voting requirements on such combinations, and

•	“control share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” have no voting rights unless holders of two-thirds of our voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares.”
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
      The partnership agreement of our operating partnership, Maryland law, and our charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
      As of February 28, 2006, we had outstanding mortgage indebtedness of $232.3 million and $250.0 million of borrowings under our secured term loan facility, secured by 13 of our properties, as well as $2.3 million associated with our unconsolidated partnership. We had $30.7 million outstanding under our $250.0 million revolving unsecured credit facility. We expect to incur additional debt in connection with future acquisitions. Our organizational documents do not limit the amount or percentage of debt that we may incur.
      Our credit facilities include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.
      Our credit facilities impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio of 60% during the terms of the loans, which could reduce our ability to incur additional debt and consequently reduce our ability to make distributions to our stockholders. Our credit facilities also contain limitations on our ability to make distributions to our stockholders in excess of those required to maintain our REIT status. Specifically, our credit facilities limit distributions to 95% of funds from operations or 100% of funds available for distribution plus cash payments received under master leases on our King of Prussia and Bayshore Boulevard properties, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. In addition, our credit facilities contain covenants that, among other things, limit our ability to further mortgage our properties or reduce insurance coverage, and that require us to maintain specified levels of net worth. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans.
      We have and may continue to engage in hedging transactions, which can limit our gains and increase exposure to losses.
      We have and may continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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
      Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent. In connection with our $250.0 million secured term loan, we entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. Other than this interest rate swap, we have not entered into any hedging transactions.
      Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
      Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our senior secured term loan facility and our senior unsecured credit facilities, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
      If we fail to obtain external sources of capital, which is outside of our control, we may be unable to make distributions to our stockholders, maintain our REIT qualification, or fund growth.
      In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of our common stock.
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
      We believe that we have operated and intend to continue operating in a manner that is intended to allow us to qualify as a REIT for federal income tax purposes under the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that we have qualified or will continue to qualify as a REIT.

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
      Even if we remain qualified as a REIT for tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed amount.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale or other disposition of “foreclosure property” that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay tax on that income at the highest corporate rate.

•	If we sell a property in a “prohibited transaction,” our gain from the sale would be subject to a 100% tax. A “prohibited transaction” is, in general, a sale or other disposition of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
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
      Our charter contains restrictions on the ownership and transfer of our capital stock that are intended to assist us in complying with the requirements imposed on REITs by the Code. The ownership limits contained in our charter provide that, subject to certain specified exceptions, no person or entity may own more than 9.8% of the value of our outstanding shares of capital stock, and no person or entity may own more than 9.8% (by number or value, whichever is more restrictive) of the outstanding shares of our common stock. Our charter also (1) prohibits any person from actually or constructively owning shares of our capital stock that would cause us to be “closely held” under Section 856(h) of the Code or would otherwise cause us to fail to qualify as a REIT and (2) voids any transfer that would result in shares of our capital stock being owned by fewer than 100 persons. The constructive ownership rules of the Code are complex, and may cause shares of our capital stock owned actually or constructively by a group of related individuals and/or entities to be constructively owned by one individual or entity. As a result, acquisition of less than 9.8% of the shares of our capital stock (or the acquisition of an interest in equity of, or in certain affiliates or subsidiaries of, an entity that owns, actually or constructively, our capital stock) by an individual or entity, could cause that individual or entity, or another individual or entity, to own constructively shares in a manner that would violate the 9.8% ownership limits or such other limit as provided in our charter or permitted by our board of directors. Our board of directors may, but in no event will be required to, waive the 9.8% ownership limit with respect to a particular stockholder if it determines that the ownership will not jeopardize our status as a REIT. As a condition of granting such a waiver, our board of directors may require a ruling from the IRS or an opinion of counsel satisfactory to our board and will obtain undertakings or representations from the applicant with respect to preserving our status as a REIT. Pursuant to our charter, if any purported transfer of our capital stock or any other event would result in any person violating the ownership limits set forth in our charter or otherwise permitted by our board of directors, then that number of shares in excess of the applicable limit will be automatically transferred, pursuant to our charter, to a trust, the beneficiary of which will be a qualified charitable organization we select or, under certain circumstances, the transfer of our capital stock or other event will be void and of no force or effect.

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
      Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or dividends,

•	changes in our funds from operations or earnings estimates,

•	publication of research reports about us or the real estate industry,

•	increases in market interest rates that lead purchasers of our shares to demand a higher yield,

•	changes in market valuations of similar companies,

•	adverse market reaction to any additional debt we incur or acquisitions we make in the future,

•	additions or departures of key management personnel,

•	actions by institutional stockholders,

•	speculation in the press or investment community,

•	the realization of any of the other risk factors presented in this report, and

•	general market and economic conditions.
      An increase in market interest rates may have an adverse effect on the market price of our securities.
      Changes in market interest rates have historically affected the trading prices of equity securities issued by REITs. One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher dividend yield. Further, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could harm our financial condition and results of operations and could cause the market price of our common stock to fall.
      Broad market fluctuations could negatively impact the market price of our common stock.
      The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock.
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
      We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of February 28, 2006, we had outstanding 46,746,632 shares of our common stock, as well as units in our operating partnership which may be exchanged for 2,863,564 shares of our common stock. In addition, as of February 28, 2006, we had reserved an additional 1,925,868 shares of common stock for future issuance under our incentive award plan and have a warrant outstanding to Raymond James & Associates, Inc., issued in connection with our initial public offering, to purchase 270,000 shares of our common stock at $15.00 per share, the initial public offering price. Furthermore, in October 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in December 2005. The universal shelf registration statement may permit us, from time to time, to offer and sell up to $500 million of debt securities, common stock, preferred stock, warrants and other securities. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of operating partnership units, or the perception that such sales might occur, could adversely affect the market price of our common stock.
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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
Existing Portfolio
      At December 31, 2005, our portfolio consisted of 39 properties, which included 62 buildings with an aggregate of approximately 4.8 million rentable square feet of laboratory and office space. We also own five undeveloped land parcels adjacent to four of our existing properties that we believe can support up to 706,000 rentable square feet of laboratory and office space.
      The following summarizes our existing portfolio at December 31, 2005:

			Percent				Annualized
			of			Percent of	Base Rent
	Number	Rentable	Rentable		Annualized	Annualized	per Leased
	of	Square	Square	Percent	Base Rent	Base Rent	Square Foot
Market	Properties	Feet	Feet	Leased	Current(1)	Current	Current

					(In thousands)
Boston(2)	10	1,249,874	26.3%	97.1%	$47,197	39.6%	$38.89
San Francisco	7	955,593	20.1%	80.7%	16,596	14.0%	21.52
San Diego(3)	9	565,364	11.9%	87.9%	15,102	12.7%	30.39
New York/ New Jersey	2	823,948	17.3%	90.1%	14,710	12.4%	19.81
Pennsylvania	5	690,580	14.5%	92.4%	13,217	11.1%	20.72
Seattle	2	185,989	3.9%	100.0%	6,946	5.8%	37.34
Maryland	2	168,817	3.6%	100.0%	2,704	2.3%	16.02
University Related — Other	2	115,150	2.4%	100.0%	2,448	2.1%	21.26

Total/ Weighted Average	39	4,755,315	100.0%	91.1%	$118,920	100.0%	$27.45

(1)	In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2005, multiplied by 12 months. Includes contractual amounts to be received pursuant to master lease agreements with the sellers on certain properties, which are not included in rental income for U.S. generally accepted accounting principles, or GAAP.

(2)	Excludes parking revenue of $1,063,000 for 47 Erie Street Parking Structure.

(3)	Includes the McKellar Court property, consisting of 72,863 square feet. We own the general partnership interest in the unconsolidated limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
      The following table sets forth information related to the properties we owned, or had an ownership interest in, at December 31, 2005:

	Rentable	Percent
	Square Feet	Leased

Boston
Albany Street	75,003	100.0%
Coolidge Avenue	37,400	100.0%
21 Erie Street	49,247	56.9%
40 Erie Street	100,854	100.0%
Fresh Pond Research Park	90,702	100.0%
Kendall Square A	302,919	96.7%
Kendall Square D	349,325	98.5%
Sidney Street	191,904	100.0%
Vassar Street	52,520	100.0%
47 Erie Street Parking Structure	447 Stalls	100.0%
San Francisco
Ardentech Court	55,588	100.0%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I and II	263,073	73.9%
Dumbarton Circle	44,000	100.0%
Eccles Avenue	152,145	100.0%
Industrial Road	169,490	83.6%
Kaiser Drive(1)	87,953	0.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Faraday Avenue	28,704	100.0%
McKellar Court(2)	72,863	100.0%
Nancy Ridge Drive	42,138	67.4%
Bunker Hill Street	105,364	69.0%
Science Center Drive	53,740	100.0%
Towne Centre Drive	115,870	100.0%
Waples Street(3)	50,055	56.1%
New York/ New Jersey
Graphics Drive	72,300	44.3%
Landmark at Eastview(4)	751,648	94.5%

	Rentable	Percent
	Square Feet	Leased

Pennsylvania
Eisenhower Road	27,750	100.0%
George Patterson Boulevard	71,500	100.0%
King of Prussia(5)	427,109	100.0%
Phoenixville Pike	104,400	49.6%
1000 Uniqema Boulevard(6)	59,821	100.0%
Seattle
Elliott Avenue	134,989	100.0%
Monte Villa Parkway	51,000	100.0%
Maryland
Beckley Street	77,225	100.0%
Tributary Street	91,592	100.0%
University Related — Other
Colorow Drive(7)	93,650	100.0%
Lucent Drive(8)	21,500	100.0%

Total/ Weighted Average	4,755,315	91.1%

(1)	The entire property was undergoing redevelopment at December 31, 2005.

(2)	We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

(3)	We own 70% of the limited liability company that owns the Waples Street property, which entitles us to 90% of the cash flow from operations up to a 9.5% cumulative annual return, and then 75% of such distributions thereafter. The other member of the limited liability company has the right to put its interest to us at fair value after completion of the initial improvements, and can require us to issue partnership units as payment for such interest.

(4)	We own a leasehold interest in the property through a 99-year ground lease, which will convert into a fee simple interest upon the completion of certain property subdivisions.

(5)	We own an 88.5% limited partnership interest and a 0.5% general partnership interest in the limited partnership that owns this property.

(6)	Located in New Castle, Delaware.

(7)	Located in Salt Lake City, Utah. We own a leasehold interest in the property through a ground lease that expires in December 2043, subject to our option to renew the ground lease for one additional ten-year period.

(8)	Located in Lebanon, New Hampshire.

Tenant Information
      As of December 31, 2005, our properties were leased to 87 tenants, and 93% of our annualized base rent was derived from tenants that were public companies or government agencies or their subsidiaries. The following table presents information regarding our 10 largest tenants based on percentage of our annualized base rent as of December 31, 2005:

			Annualized	Percent
			Base Rent	Annualized
		Annualized	per Leased	Base Rent	Lease
	Leased	Base Rent	Square Feet	Current Total	Expiration
Tenant	Square Feet	Current	Current	Portfolio	Date(s)

		(In thousands)
Vertex Pharmaceuticals	583,474	$23,660	$40.55	19.9%	April 2018	(1)
Genzyme Corporation	343,000	15,399	44.89	12.9%	July 2018
Centocor, Inc. (Johnson & Johnson)	331,398	7,839	23.65	6.6%	March 2010
Regeneron Pharmaceuticals, Inc.	211,813	3,950	18.65	3.3%	December 2007(2)
Illumina, Inc.	115,870	3,938	33.99	3.3%	August 2014
Nektar Therapeutics	79,917	3,812	47.70	3.2%	October 2016
Millennium Pharmaceuticals, Inc.	73,347	3,420	46.62	2.9%	September 2013
Chemtura Corporation	182,829	3,377	18.47	2.8%	December 2009
InterMune, Inc.	55,898	3,335	59.66	2.8%	April 2011
Chiron Corporation	71,153	2,944	41.38	2.5%	March 2008

Total/ Weighted Average(3)	2,048,699	$71,674	$34.99	60.2%

(1)	41,532 square feet expires March 2009, 191,904 square feet expires August 2010, 59,322 square feet expires December 2010, and 290,716 square feet expires April 2018.

(2)	138,086 square feet expires in December 2007 and 73,727 square feet expires in December 2009.

(3)	Without regard to any lease terminations and/or renewal options.
Lease Distribution
      Our leases are typically structured for terms of five to fifteen years, with extension options, and include a fixed rental rate with scheduled annual escalations. The leases are generally triple-net. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

Lease Expirations
      The following table presents a summary schedule of available space at December 31, 2005 and lease expirations over the next ten calendar years for leases in place at December 31, 2005. Additionally, we have space that is currently under a master lease arrangement at our King of Prussia property, which expires in 2008. The master lease at our Bayshore Boulevard property expired in February 2006. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

	Rentable	Percent of			Annualized
	Square	Total Rentable		Percent of	Base Rent
	Feet of	Square Feet of	Annualized	Annualized	per Leased
	Expiring	Expiring	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Leases	Leases	Current	Current	Current

			(In thousands)
2006(1)	252,305	5.8%	$4,818	4.1%	$19.10
2007	494,332	11.4%	9,680	8.1%	19.58
2008	257,215	5.9%	7,450	6.3%	28.96
2009	410,096	9.5%	9,350	7.9%	22.80
2010	781,736	18.0%	19,133	16.1%	24.47
2011	157,277	3.6%	5,340	4.5%	33.95
2012	217,318	5.0%	5,458	4.6%	25.11
2013	222,299	5.1%	4,914	4.1%	22.11
2014	238,252	5.5%	6,941	5.8%	29.13
2015	125,240	2.9%	3,045	2.6%	24.31
Thereafter	1,176,253	27.3%	42,791	35.9%	36.38

Total/ Weighted Average	4,332,323	100.0%	$118,920	100.0%	$27.45

(1)	Includes current month to month leases.

Item 3.	Legal Proceedings
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
      Our common stock has been listed on the NYSE under the symbol “BMR” since August 6, 2004. On February 28, 2006, the reported closing sale price per share for our common stock on the NYSE was $27.68 and there were approximately 51 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Share

Period August 6, 2004 to September 30, 2004	$18.05	$15.75	$17.59	$0.1497
Fourth Quarter 2004	$22.95	$17.10	$22.21	$0.2700
First Quarter 2005	$22.40	$19.40	$20.60	$0.2700
Second Quarter 2005	$24.47	$19.39	$23.85	$0.2700
Third Quarter 2005	$25.60	$22.30	$24.80	$0.2700
Fourth Quarter 2005	$26.06	$22.25	$24.40	$0.2700
      We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facility limits our ability to pay distributions to our common stockholders. The limitation is based on 95% of funds from operations or 100% of funds available for distribution plus cash payments received under master leases on our King of Prussia and Bayshore Boulevard properties, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility. However, there can be no assurances in that regard.
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

Item 6.	Selected Financial Data (not covered by Report of Independent Registered Public Accounting Firm)
      The following sets forth selected consolidated financial and operating information for BioMed Realty Trust, Inc. and for 201 Industrial Road, L.P., our predecessor. We have not presented historical information for BioMed Realty Trust, Inc. prior to August 11, 2004, the date on which we consummated our initial public offering, because during the period from our formation until our initial public offering, we did not have material corporate activity. The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY TRUST PREDECESSOR
(Dollars in thousands, except per share data)

			Predecessor
	BioMed Realty Trust, Inc.
			Period
		Period	January 1,
		August 11,	2004
	Year Ended	2004 through	through	Year Ended December 31,
	December 31,	December 31,	August 17,
	2005	2004	2004	2003	2002	2001(1)

Statements of Income:
Revenues:
Rental	$92,650	$19,432	$3,339	$6,275	$5,869	$4,421
Tenant recoveries	42,232	9,222	375	744	718	283
Other income	3,974	—	—	—	—	—

Total revenues	138,856	28,654	3,714	7,019	6,587	4,704

Expenses:
Rental operations	46,373	11,619	353	830	821	323
Depreciation and amortization	39,378	7,853	600	955	955	617
General and administrative	13,278	3,130	—	—	—	—

Total expenses	99,029	22,602	953	1,785	1,776	940

Income from operations	39,827	6,052	2,761	5,234	4,811	3,764
Equity in net income (loss) of unconsolidated partnership	119	(11)	—	—	—	—
Interest income	1,333	190	—	1	3	16
Interest expense	(23,226)	(1,180)	(1,760)	(2,901)	(3,154)	(2,722)

Income before minority interests	18,053	5,051	1,001	2,334	1,660	1,058
Minority interest in consolidated partnerships	267	145	—	—	—	—
Minority interests in operating partnership	(1,274)	(414)	—	—	—	—

Net income	$17,046	$4,782	$1,001	$2,334	$1,660	$1,058

Basic earnings per share	$0.44	$0.15	—	—	—	—
Diluted earnings per share	$0.44	$0.15	—	—	—	—
Weighted average common shares outstanding — basic	38,913,103	30,965,178	—	—	—	—
Weighted average common shares outstanding — diluted	42,091,195	33,767,575	—	—	—	—
Cash dividends declared per common share	$1.08	$0.4197	—	—	—	—
Balance Sheet Data (at period end):
Investments in real estate, net	$1,129,371	$468,530	—	$47,025	$47,853	$48,627
Total assets	1,337,310	581,723	—	50,056	50,732	50,500
Mortgage notes payable, net	246,233	102,236	—	37,208	37,743	36,879
Secured term loan	250,000	—	—	—	—	—
Unsecured line of credit	17,000	—	—	—	—	—
Total liabilities	586,162	137,639	—	37,597	38,560	37,962
Minority interest	20,673	22,267	—	—	—	—
Stockholders’ equity and partners’ capital	730,475	421,817	—	12,459	12,169	12,538
Total liabilities and equity	1,337,310	581,723	—	50,056	50,732	50,500
Other Data:
Cash flows from:(2)
Operating activities	54,490	14,470	—	2,416	1,762	1,239
Investing activities	(602,007)	(457,191)	—	(105)	(159)	(17,703)
Financing activities	539,960	470,433	—	(2,666)	(1,210)	16,569

(1)	Balance sheet data are unaudited.

(2)	Cash flow information for 2004 is combined for BioMed Realty Trust and the Predecessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section above entitled “Item 1. Business — Forward-Looking Statements.” Certain risk factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section above entitled “Item 1A. Risk Factors.”
Overview
      As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties and primary acquisition targets are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey.
      We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. Our initial public offering consisted of the sale of 27,000,000 shares of common stock at $15.00 per share, resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, we issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to us, net of underwriting discounts and commissions and offering costs, were approximately $429.3 million. We issued a stock warrant in connection with our initial public offering to Raymond James & Associates, Inc., the lead underwriter, for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant became exercisable six months after our initial public offering and expires on August 11, 2009. From inception through August 11, 2004, neither the Company nor our Operating Partnership had any operations. Simultaneously with our initial public offering, we obtained a $100.0 million revolving unsecured credit facility, which we used to finance acquisitions and for other corporate purposes prior to being replaced on May 31, 2005 with a $250.0 million revolving unsecured credit facility with KeyBank National Association and other lenders.
      On January 11, 2005, we leased 61,826 rentable square feet in phase two of our Industrial Road property, located south of San Francisco, to Nuvelo, Inc. under a seven-year, triple-net lease. Nektar Therapeutics, an existing tenant at the property, had leased approximately 46,000 square feet of this space until August 2007, which it had never occupied. We agreed to terminate Nektar’s lease of its phase two space in exchange for termination payments. Nektar continues to lease approximately 80,000 square feet of space in phase one of the property, which lease expires in October 2016.
      On April 19, 2005, we entered into a lease amendment with Centocor, Inc., a subsidiary of Johnson & Johnson. Under the amendment, Centocor agreed to lease an additional 79,667 rentable square feet at our King of Prussia property located in Radnor, Pennsylvania through March 31, 2010. The new lease replaced the existing portion of the master lease with an affiliate of The Rubenstein Company, the original seller of the property, with respect to this space. Annualized base rent of $1.3 million and certain tenant reimbursements received under the new lease have correspondingly reduced the rent received under the master lease.
      On May 31, 2005, we completed the acquisition of a portfolio of eight properties including one parking structure in Cambridge, Massachusetts, and an additional property in Lebanon, New Hampshire, from The Lyme Timber Company, an affiliate of Lyme Properties. We refer to these properties as the Cambridge portfolio. The Cambridge portfolio consists of ten buildings with an aggregate of approximately 1.1 million rentable square feet of laboratory and office space, which upon acquisition was 96.8% leased with an average remaining term of ten years, and includes the parking structure with 447 parking spaces. The purchase price was $523.6 million, excluding closing costs, and was funded through borrowings under three credit facilities with KeyBank National Association and other lenders, described below, and the assumption of approximately $131.2 million of mortgage indebtedness.
      In addition to the acquisition of the Cambridge portfolio, during 2005, we acquired 13 properties containing approximately 978,149 rentable square feet of laboratory and office space that was 73.4% leased at acquisition.
      On June 27, 2005, we completed a follow-on common stock offering of 15,122,500 shares at $22.50 per share, resulting in gross proceeds of $340.3 million. The net proceeds of $324.0 million were used to repay the outstanding balance on our revolving credit facility, to repay our $100.0 million unsecured term loan, to acquire properties and for other corporate purposes.
      On October 14, 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective on December 7, 2005. The universal shelf registration statement may permit us, from time to time, to offer and sell up to $500 million of debt securities, common stock, preferred stock, warrants and other securities.
      From our initial public offering through December 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.4997 per common share and unit, representing five full quarterly dividends of $0.27 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.
      As of December 31, 2005, we owned or had interests in 39 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey, consisting of 62 buildings with approximately 4.8 million rentable square feet of laboratory and office space, which was approximately 91.1% leased to 87 tenants. Of the approximately 423,000 square feet of unleased space, 274,677 square feet, or 64.9% of our unleased square footage, was under redevelopment. We also owned undeveloped land that we estimate can support up to 706,000 rentable square feet of laboratory and office space.
      Industrial Road was the largest of the properties contributed in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of our initial public offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.
Factors Which May Influence Future Operations
      Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2005, our property portfolio was 91.1% leased to 87 tenants. Approximately 5.8% of our leased square footage expires during 2006 and approximately 11.4% of our leased square footage expires during 2007. Our leasing strategy for 2006 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which expires in 2008. The master lease at our Bayshore Boulevard property expired in February 2006. We also intend to proceed with new developments, when prudent.
      The success of our leasing and development strategy will be dependent upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle,

Maryland, Pennsylvania, New York/ New Jersey and research parks near or adjacent to universities. We are optimistic that market conditions will continue to improve during 2006 as evidenced by reduced vacancy rates for life science space in 2005. However, this is contingent upon continued strong job growth in our markets.
      We believe that, on a portfolio basis, rental rates on leases expiring in 2006 and 2007 are at or below market rental rates that are currently being achieved in our markets. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.
Critical Accounting Policies
      The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements, require complex judgment in their application or require estimates about matters that are inherently uncertain.

REIT Compliance
      We have elected to be taxed as a REIT under the Code. Qualification as a REIT involves the application of highly technical and complex provisions of the Code to our operations and financial results and the determination of various factual matters and circumstances not entirely within our control. We believe that our current organization and method of operation comply with the rules and regulations promulgated under the Code to enable us to qualify, and continue to qualify, as a REIT. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify.
      If we fail to qualify as a REIT in any taxable year, then we will be required to pay federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on our taxable income at regular corporate tax rates. Even as a REIT, we may be subject to certain state and local taxes. If we lose our REIT status, then our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved, and we would no longer be required to make distributions to our stockholders.

Investments in Real Estate
      Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10 to 40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement
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
      In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
      The aggregate value of other acquired intangible assets, consisting of acquired in-place leases and acquired management agreements, are recorded based on a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. The fair value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.
      A variety of costs are incurred in the acquisition, development, construction, improvements and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on development properties is guided by SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is abandoned.
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

Revenue Recognition
      All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Recoveries from tenants, consisting of amounts due from tenants for real estate taxes, insurance and common area maintenance costs are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF, 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the credit risk. Lease termination fees are recognized when the related leases are canceled, collectibility is assured, and we have no continuing obligation to provide space to the former tenants.
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We also maintain an allowance for accrued straight-line rents and amounts due from lease terminations.
      Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls.

Investments in Partnerships
      We evaluate our investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (“ARB 51”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing limited liability companies and partnerships accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or stockholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

Results of Operations
      The following is a comparison, for the years ended December 31, 2005 and 2004 and for the years ended December 31, 2004 and 2003, of the consolidated operating results of BioMed Realty Trust, Inc., the operating results of 201 Industrial Road, L.P., our predecessor, and the combined operating results of Bernardo Center Drive, Science Center Drive and Balboa Avenue. We refer to Bernardo Center Drive, Science Center Drive and Balboa Avenue as the Combined Contribution Properties. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership, and the Combined Contribution Properties, which were under common management with our predecessor, were contributed to us in exchange for 1,153,708 units in our Operating Partnership.
      Our predecessor is considered for accounting purposes to be our acquirer. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial statements of the Combined Contribution Properties are presented herein on an historical combined basis. Management does not consider the financial condition and operating results of our predecessor on a stand-alone basis to be indicative of the historical operating results of our company taken as a whole. Therefore, the following discussion relates to the combined historical financial condition and operating results of our predecessor and the Combined Contribution Properties, over which our management has provided continuous common management throughout the applicable reporting periods. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004. Management believes this presentation provides a more meaningful discussion of the financial condition and operating results of BioMed Realty Trust, our predecessor and the Combined Contribution Properties. In order to present these results on a meaningful combined basis, the historical combined financial information for all periods presented includes combining entries to reflect the partner’s capital of our predecessor which was not owned by management.
      The following tables set forth the basis for presenting the historical financial information (in thousands).

		Year Ended December 31, 2004

				Combined
				Contribution
	BioMed Realty Trust, Inc.		Predecessor	Properties

		Period	Period	Period	Year Ended	Combined
		August 11,	January 1,	January 1,	December 31,	Year Ended
	Year Ended	2004 through	2004 through	2004 through	2004	December 31,
	December 31,	December 31,	August 17,	the Date of	Combining	2004
	2005	2004	2004	Contribution	Entries	Total

Years Ended December 31, 2005 and 2004:
Revenues:
Rental	$92,650	$19,432	$3,339	$2,831	—	$25,602
Tenant recoveries	42,232	9,222	375	479	—	10,076
Other income	3,974	—	—	—	—	—

Total revenues	138,856	28,654	3,714	3,310	—	35,678

Expenses:
Rental operations	46,373	11,619	353	353	—	12,325
Depreciation and amortization	39,378	7,853	600	543	—	8,996
General and administrative	13,278	3,130	—	97	—	3,227

Total expenses	99,029	22,602	953	993	—	24,548

Income from operations	39,827	6,052	2,761	2,317	—	11,130
Equity in net income/(loss) of unconsolidated partnership	119	(11)	—	—	—	(11)
Interest income	1,333	190	—	10	—	200
Interest expense	(23,226)	(1,180)	(1,760)	(1,594)	—	(4,534)

Income before minority interests	18,053	5,051	1,001	733	—	6,785
Minority interests	(1,007)	(269)	—	(223)	(582)	(1,074)

Net income	$17,046	$4,782	$1,001	$510	$(582)	$5,711

		Combined
		Contribution	Combining
	Predecessor	Properties	Entries	Total
Year Ended December 31, 2003:
Revenues:
Rental	$6,275	$4,189	—	$10,464
Tenant recoveries	744	743	—	1,487

Total revenues	7,019	4,932	—	11,951

Expenses:
Rental operations	830	633	—	1,463
Depreciation and amortization	955	854	—	1,809
General and administrative	—	155	—	155

Total expenses	1,785	1,642	—	3,427

Income from operations	5,234	3,290	—	8,524
Interest income	1	33	—	34
Interest expense	(2,901)	(2,449)	—	(5,350)

Income before minority interests	2,334	874	—	3,208
Minority interests	—	(297)	(1,367)	(1,664)

Net income	$2,334	$577	$(1,367)	$1,544

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
      Our results of operations for the years ended December 31, 2005 and 2004 include the accounts of our predecessor through the date of its contribution to us. Our predecessor is the largest of the properties contributed in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of SFAS No. 141, Business Combinations. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial information for the Combined Contribution Properties also is included through the date of contribution for each property. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004.
      Rental Revenues. Rental revenues increased $67.1 million to $92.7 million for the year ended December 31, 2005 compared to $25.6 million for the year ended December 31, 2004. The increase was primarily due to the inclusion of rental revenues for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering. Rental revenues for the additional properties acquired during 2004 and 2005 is net of amortization recorded for acquired above market leases and acquired lease obligations related to below market leases, both related to purchase accounting entries recorded upon acquisition of the interests in these properties.
      Tenant Recoveries. Revenues from tenant reimbursements increased $32.1 million to $42.2 million for the year ended December 31, 2005 compared to $10.1 million for the year ended December 31, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
      Other Income. Other income for the year ended December 31, 2005 is comprised primarily of a gain on early termination of the Nektar Therapeutics lease at our Industrial Road property of $3.5 million.
      Rental Operations Expenses. Rental operations expenses increased $34.1 million to $46.4 million for the year ended December 31, 2005 compared to $12.3 million for the year ended December 31, 2004. The increase was primarily due to the inclusion of rental operations expenses for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering. These expenses include insurance, property taxes and other operating expenses, most of which were recovered from the tenants.
      Depreciation and Amortization Expense. Depreciation and amortization expense increased $30.4 million to $39.4 million for the year ended December 31, 2005 compared to $9.0 million for the year ended December 31, 2004. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in connection with our initial public offering as well as additional property acquisitions subsequent to our initial public offering.
      General and Administrative Expenses. General and administrative expenses increased $10.1 million to $13.3 million for the year ended December 31, 2005 compared to $3.2 million for the year ended December 31, 2004. The increase was primarily due to the hiring of personnel after our initial public offering, the addition of expenses relating to operating as a public company, the compensation expense related to restricted stock awards during the year ended December 31, 2005, and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation. The year ended December 31, 2005 included a $619,000 increase to general and administrative expense resulting from a correction of the expensing of restricted stock grants awarded to our executive officers and other employees at the time of our initial public offering in August 2004 that occurred in the periods prior to the year ended December 31, 2005.
      Interest Income. Interest income increased $1.1 million to $1.3 million for the year ended December 31, 2005 from $200,000 for the year ended December 31, 2004. This is primarily due to interest earned on funds held by us following the consummation of our initial public offering and our follow-on offering in June 2005.
      Interest Expense. Interest expense increased $18.7 million to $23.2 million for the year ended December 31, 2005 compared to $4.5 million for the year ended December 31, 2004. The increase in interest is a result of more overall debt outstanding during 2005 and the write off of $2.0 million of loan fees related to the early repayment and termination of our unsecured credit facility and our $100.0 million unsecured term loan facility, partially offset by a reduction of interest expense in 2005 due to the accretion of debt premium of $1.8 million.
      Minority Interests. Minority interests decreased $100,000 to $1.0 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. The minority interest allocation for 2005 and 2004 are not comparable due to the initial public offering. The 2004 allocation includes the allocation to the limited partner unit holders of our operating partnership, offset by the allocation to the limited partner of our consolidated partnership, King of Prussia, for the period from August 11, 2004 through December 31, 2004, and the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor for the period January 1, 2004 through date of contribution of the properties. The 2005 allocation includes the allocation to the limited partner unit holders of our operating partnership, offset by the allocation to the limited partners of our consolidated partnership, King of Prussia, for the year ended December 31, 2005.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      Our results of operations for the years ended December 31, 2004 and 2003 include the accounts of our predecessor through the date of its contribution to us. Our predecessor was the largest of the properties contributed in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of SFAS No. 141, Business Combinations. As such, the historical financial statements presented herein for our predecessor were prepared on a stand-alone basis. The financial information for the Combined Contribution Properties also is included through the date of contribution for each property. Subsequent to the dates they were contributed to us, the financial information for each of our predecessor and the Combined Contribution Properties is included in the financial information for BioMed Realty Trust, which commenced operations on August 11, 2004.
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
      General and Administrative Expenses. General and administrative expenses increased $3.0 million to $3.2 million for the year ended December 31, 2004 compared to $155,000 for the year ended December 31, 2003. The increase was primarily due to our initial public offering, the hiring of new personnel after our initial public offering, the addition of expenses relating to operating as a public company, and the compensation expense related to restricted stock awards accrued during the period from August 11, 2004 to December 31, 2004.
      Interest Income. Interest income increased to $200,000 for the year ended December 31, 2004 from $34,000 for the year ended December 31, 2003. This is primarily due to interest earned on funds held by us following the consummation of our initial public offering.
      Interest Expense. Interest expense decreased to $4.5 million for the year ended December 31, 2004 from $5.4 million for the year ended December 31, 2003. The decrease in interest is a result of the payoff of notes related to the Bernardo Center Drive and Balboa Avenue properties in connection with our initial public offering. In addition, interest expense was reduced in 2004 due to the accretion of debt premium, which decreased interest expense by $307,000.
      Minority Interests. Minority interests decreased to $1.1 million for the year ended December 31, 2004 from $1.7 million for the year ended December 31, 2003. The minority interest allocation for 2004 and 2003 are not comparable due to the initial public offering. The 2003 allocation was a result of the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor. The 2004 allocation includes the allocation to the limited partner unit holders of our operating partnership, offset by the allocation to the limited partner of our consolidated partnership, King of Prussia, for the period from August 11, 2004 through December 31, 2004, and the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor for the period January 1, 2004 through date of contribution of the properties.

Cash Flows
      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,

		BioMed
		Realty Trust,	Predecessor and
	BioMed	Inc. and	Combined
	Realty Trust,	Predecessor	Contribution
	Inc. 2005	2004	Properties 2003

Net cash provided by operating activities	$54,490	$14,470	$4,383
Net cash used in investing activities	(602,007)	(457,191)	(105)
Net cash provided by (used in) financing activities	539,960	470,433	(4,563)
Ending cash balance	20,312	27,869	355
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

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004
      Net cash provided by operating activities increased $40.0 million to $54.5 million for the year ended December 31, 2005 compared to $14.5 million for the year ended December 31, 2004. The increase was primarily due to the increase in operating income before depreciation and amortization, non-cash compensation expense related to the vesting of restricted common stock, non-cash write off of intangible assets due to lease termination and loan repayment, and changes in other operating assets and liabilities.
      Net cash used in investing activities increased $144.8 million to $602.0 million for the year ended December 31, 2005 compared to $457.2 million for the year ended December 31, 2004. The increase was primarily due to amounts paid to acquire interests in real estate properties partially offset by a decrease in funds received from prior owners for security deposits and funds held in escrow for acquisitions.
      Net cash provided by financing activities increased $69.6 million to $540.0 million for the year ended December 31, 2005 compared to $470.4 million for the year ended December 31, 2004. The increase was primarily due to secured term loan proceeds offset by principal payments on mortgage loans, payments of dividends and distributions, and lower proceeds from common stock offerings.
      Cash and cash equivalents were $20.3 million and $27.9 million at December 31, 2005 and 2004, respectively.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003
      Net cash provided by operating activities increased $10.1 million to $14.5 million for the year ended December 31, 2004 compared to $4.4 million for the year ended December 31, 2003. The increase was primarily due to the acquisition of properties acquired in connection with our initial public offering.
      Net cash used in investing activities increased $457.1 million to $457.2 million for the year ended December 31, 2004 compared to $105,000 for the year ended December 31, 2003. The increase was primarily due to $458.2 million paid to acquire properties, funds held in escrow for acquisitions, and the repayment of related party payables, partially offset by funds received from prior owners for security deposits and receipts of master lease payments.
      Net cash provided by financing activities increased $475.0 million to $470.4 million for the year ended December 31, 2004 compared to net cash used of $4.6 million for the year ended December 31, 2003. The increase was primarily due to the net proceeds received from the initial public offering of our common stock on August 11, 2004 and the exercise of the underwriters’ over-allotment option on August 16, 2004, offset by the payment of offering costs, principal payments on mortgage notes payable, the payment of loan costs, distributions to owners of the predecessor, and dividends paid to stockholders.
      Cash and cash equivalents were $27.9 million and $355,000 at December 31, 2004 and 2003, respectively.
Liquidity and Capital Resources
      Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding mortgage indebtedness,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders, and

•	capital expenditures, tenant improvements and leasing commissions.
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
      In October 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in December 2005. The universal shelf registration statement may permit us, from time to time, to offer and sell up to $500 million of debt securities, common stock, preferred stock, warrants and other securities. However, there can be no assurance that we will be able to complete any such offerings of securities.
      Our total market capitalization at December 31, 2005 was approximately $1.7 billion based on the market closing price of our common stock at December 31, 2005 of $24.40 per share (assuming the conversion of 2,863,564 operating partnership units into common stock) and our debt outstanding was approximately $513.2 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 29.8% at December 31, 2005. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
      On August 11, 2004, we entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on our leverage ratio, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on our new credit facilities as discussed below.
      On May 31, 2005, we entered into three credit facilities with KeyBank National Association and other lenders under which we initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which we initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. We borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility has a maturity date of May 30, 2008 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. We may extend the maturity date of the unsecured credit facility to May 30, 2009 after satisfying certain conditions and paying an extension fee, and we may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. We may not prepay the secured term loan prior to May 31, 2006. We entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering and terminated on June 27, 2005. At December 31, 2005, we had $17.0 million in outstanding borrowings on our unsecured revolving credit facility and $250.0 million in outstanding borrowings on our secured term loan.
      The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not for any fiscal quarter ended on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2005.
      A summary of our outstanding consolidated mortgage notes payable as of December 31, 2005 is as follows (in thousands):

			Principal Balance
		Effective	December 31,
	Stated Fixed	Interest
	Interest Rate	Rate	2005	2004	Maturity Date

Ardentech Court	7.25%	5.06%	$4,746	$4,828	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,107	16,438	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,732	11,825	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,211	2,252	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,526	16,996	November 24, 2007
40 Erie Street	7.34%	4.90%	19,575	—	August 1, 2008
Kendall Square D	6.38%	5.45%	72,395	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,899	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,805	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,952	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,577	11,699	July 1, 2011
Sidney Street	7.23%	5.11%	31,426	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,396	22,856	January 1, 2010

			231,347	96,901
Unamortized premium			14,886	5,335

			$246,233	$102,236

      Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.
      As of December 31, 2005, principal payments due for our consolidated indebtedness (mortgage notes payable, secured term loan, and unsecured line of credit) were as follows (in thousands):

2006	$5,382
2007	21,213
2008	40,985
2009	4,618
2010	297,006
Thereafter	129,143

$498,347

      As noted above, we have entered into a derivative contract known as an interest rate swap in order to hedge the risk of increase in interest rates on our $250.0 million secured term loan. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
      As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges. As of December 31, 2005, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At December 31, 2005, the interest rate swap agreement had a fair value of $5.9 million which is included in other assets. The change in net unrealized gains of $5.9 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the consolidated statement of stockholders’ equity as accumulated other comprehensive income. An immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the swap and debt was recognized in other expense during 2005.

      The following table provides information with respect to our contractual obligations at December 31, 2005, including the maturities and scheduled principal repayments, but excluding related debt premiums and interest payments of our mortgage debt. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2005.
Contractual Obligations

Obligation	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Mortgage notes payable(1)	$5,382	$21,213	$40,985	$4,618	$297,006	$129,143	$498,347
Share of mortgage debt of unconsolidated partnership	25	27	29	32	2,142	—	2,255
Tenant obligations(2)	2,631	—	—	—	—	—	2,631
Construction projects	30,211	2,662	—	—	—	—	32,873

Total	$38,249	$23,902	$41,014	$4,650	$299,148	$129,143	$536,106

(1)	Balance excludes $14.9 million of unamortized debt premium.

(2)	Committed tenant-related obligations based on executed leases as of December 31, 2005.
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

      The following table provides the calculation of our FFO and a reconciliation to net income for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004 (in thousands, except per share amounts):

	Year Ended	August 11, 2004
	December 31,	to December 31,
	2005	2004

Net income	$17,046	$4,782
Adjustments
Minority interests in operating partnership	1,274	414
Depreciation and amortization — real estate assets	39,428	7,903

Funds from operations	$57,748	$13,099

Funds from operations per share — diluted	$1.37	$0.39

Weighted-average common shares outstanding — diluted	42,091,195	33,767,575

Off Balance Sheet Arrangements
      As of December 31, 2005, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity (“VIE”) as defined in FIN 46; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At December 31, 2005, our share of the debt related to this investment was equal to approximately $2.3 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $17.1 million and $11.0 million, respectively, at December 31, 2005, and were $17.2 million and $11.2 million, respectively, at December 31, 2004. Our equity in net income (loss) of McKellar Court was $119,000 and ($11,000) for the years ended December 31, 2005 and 2004, respectively.
      We have been determined to be the primary beneficiary in two other VIEs, which we consolidate and are further described in Note 9 to the consolidated financial statements.
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
      From our initial public offering through December 31, 2005, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.4997 per common share and unit, representing five full quarterly dividends of $0.27 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.

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
      At December 31, 2005, our debt consisted of 13 fixed-rate notes with a carrying value of $246.2 million (including $14.9 million of premium) and a weighted-average interest rate of 5.05%, our revolving credit facility with an outstanding balance of $17.0 million at a weighted average interest rate of 5.72% and our secured term loan with an outstanding balance of $250.0 million. We have entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At December 31, 2005, the fair value of the fixed-rate debt was estimated to be $240.5 million compared to the net carrying value of $246.2 million (including $14.9 million of premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of December 31, 2005 in relation to total assets of $1.3 billion and equity market capitalization of $1.2 billion of our common stock and operating units. At December 31, 2005, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.
      Based on our revolving credit facility balance at December 31, 2005, a 1% change in interest rates would change our interest costs by $170,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assume no changes in our financial structure.
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

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets of BioMed Realty Trust, Inc. as of December 31, 2005 and 2004	52
Consolidated Statements of Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Income of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	53
Consolidated Statements of Stockholders’ Equity of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Owners’ Equity of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	54
Consolidated Statements of Comprehensive Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004	55
Consolidated Statement of Cash Flows of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and Consolidated and Combined Statement of Cash Flows of BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004 and Statement of Cash Flows of Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2003	56
Notes to Consolidated Financial Statements	58
Financial Statement — Schedule III	81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
BioMed Realty Trust, Inc.:
      We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and comprehensive income of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 and for the period from August 11, 2004 (commencement of operations) through December 31, 2004, the related statements of income and owners’ equity of Inhale 201 Industrial Road, L.P., as defined in note 1, for the period from January 1, 2004 through August 17, 2004 and the year ended December 31, 2003, the related consolidated statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005, the related consolidated and combined statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and the related statement of cash flows of Inhale 201 Industrial Road, L.P. for the year ended December 31, 2003. In connection with our audits of the consolidated and combined financial statements, we have also audited the accompanying financial statement schedule III of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2005. These consolidated and combined financial statements are the responsibility of BioMed Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and the accompanying financial statement schedule III based on our audits.
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
      In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, the consolidated results of operations of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, the results of operations of Inhale 201 Industrial Road, L.P. for the period from January 1, 2004 through August 17, 2004 and the year ended December 31, 2003, the consolidated cash flows of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005, the consolidated and combined cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and the cash flows of Inhale 201 Industrial Road, L.P. for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioMed Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
San Diego, California
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
BioMed Realty Trust, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BioMed Realty Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioMed Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that BioMed Realty Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of income, stockholders’ equity, and comprehensive income of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005 and for the period from August 11, 2004 (commencement of operations) through December 31, 2004, the related statements of income and owners’ equity of Inhale 201 Industrial Road, L.P., as defined in note 1, for the period from January 1, 2004 through August 17, 2004 and the year ended December 31, 2003, the related consolidated statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries for the year ended December 31, 2005, the related consolidated and combined statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and the related statement of cash flows of Inhale 201 Industrial Road, L.P. for the year ended December 31, 2003, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated and combined financial statements and the accompanying financial statement schedule III.

KPMG LLP
San Diego, California
March 14, 2006

BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005	December 31, 2004

ASSETS
Investments in real estate, net	$1,129,371	$468,530
Investment in unconsolidated partnership	2,483	2,470
Cash and cash equivalents	20,312	27,869
Restricted cash	5,487	2,470
Accounts receivable, net	9,873	1,837
Accrued straight-line rents, net	8,731	3,306
Acquired above market leases, net	8,817	8,006
Deferred leasing costs, net	136,640	61,503
Deferred loan costs, net	4,855	1,700
Prepaid expenses	2,164	1,531
Other assets	8,577	2,501

Total assets	$1,337,310	$581,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$246,233	$102,236
Secured term loan	250,000	—
Unsecured line of credit	17,000	—
Security deposits	6,905	4,831
Due to affiliates	—	53
Dividends and distributions payable	13,365	9,249
Accounts payable, accrued expenses and other liabilities	23,012	7,529
Acquired below market leases, net	29,647	13,741

Total liabilities	586,162	137,639
Minority interests	20,673	22,267
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,634,432 and 31,386,333 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	466	314
Additional paid-in capital	760,749	434,075
Deferred compensation	(3,158)	(4,182)
Accumulated other comprehensive income	5,922	—
Dividends in excess of earnings	(33,504)	(8,390)

Total stockholders’ equity	730,475	421,817

Total liabilities and stockholders’ equity	$1,337,310	$581,723

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

			INHALE 201 INDUSTRIAL ROAD,
	BIOMED REALTY TRUST, INC.		L.P. (PREDECESSOR)

		Period	Period
		August 11, 2004	January 1, 2004
	Year Ended	through	through	Year Ended
	December 31, 2005	December 31, 2004	August 17, 2004	December 31, 2003

Revenues:
Rental	$92,650	$19,432	$3,339	$6,275
Tenant recoveries	42,232	9,222	375	744
Other income	3,974	—	—	—

Total revenues	138,856	28,654	3,714	7,019

Expenses:
Rental operations	34,505	9,236	131	408
Real estate taxes	11,868	2,383	222	422
Depreciation and amortization	39,378	7,853	600	955
General and administrative	13,278	3,130	—	—

Total expenses	99,029	22,602	953	1,785

Income from operations	39,827	6,052	2,761	5,234
Equity in net income (loss) of unconsolidated partnership	119	(11)	—	—
Interest income	1,333	190	—	1
Interest expense	(23,226)	(1,180)	(1,760)	(2,901)

Income before minority interests	18,053	5,051	1,001	2,334
Minority interest in consolidated partnerships	267	145	—	—
Minority interests in operating partnership	(1,274)	(414)	—	—

Net income	$17,046	$4,782	$1,001	$2,334

Basic earnings per share	$0.44	$0.15

Diluted earnings per share	$0.44	$0.15

Weighted-average common shares outstanding:
Basic	38,913,103	30,965,178

Diluted	42,091,195	33,767,575

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
STATEMENTS OF OWNERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Dividends in
	Number of	Common	Paid-In	Deferred	Comprehensive	Excess of	Owners’
	Shares	Stock	Capital	Compensation	Income	Earnings	Equity	Total

The Predecessor
Balance at December 31, 2002	—	$—	$—	$—	$—	$—	$12,169	$12,169
Distributions	—	—	—	—	—	—	(2,044)	(2,044)
Net income	—	—	—	—	—	—	2,334	2,334

Balance at December 31, 2003	—	—	—	—	—	—	12,459	12,459
Distributions	—	—	—	—	—	—	(1,215)	(1,215)
Net income	—	—	—	—	—	—	1,001	1,001

Balance at August 11, 2004	—	—	—	—	—	—	12,245	12,245
The Company
Buyout of owners’ equity of Predecessor	—	—	—	—	—	—	(12,245)	(12,245)
Net proceeds from sale of common stock	31,050,000	311	429,024	—	—	—	—	429,335
Issuance of unvested restricted common stock	336,333	3	5,051	(5,054)	—	—	—	—
Vesting of restricted common stock	—	—	—	872	—	—	—	872
Dividends	—	—	—	—	—	(13,172)	—	(13,172)
Net income	—	—	—	—	—	4,782	—	4,782

Balance at December 31, 2004	31,386,333	314	434,075	(4,182)	—	(8,390)	—	421,817
Net proceeds from sale of common stock	15,122,500	151	323,869	—	—	—	—	324,020
Net issuances of unvested restricted common stock	125,599	1	2,805	(2,806)	—	—	—	—
Vesting of restricted common stock	—	—	—	3,830	—	—	—	3,830
Dividends	—	—	—	—	—	(42,160)	—	(42,160)
Net income	—	—	—	—	—	17,046	—	17,046
Unrealized gain on cash flow hedge	—	—	—	—	5,922	—	—	5,922

Balance at December 31, 2005	46,634,432	$466	$760,749	$(3,158)	$5,922	$(33,504)	$—	$730,475

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Balance at August 11, 2004	$—
Net income	4,782

Balance at December 31, 2004	4,782
Net income	17,046
Unrealized gain on cash flow hedge	5,922

Balance at December 31, 2005	$22,968

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

		BioMed Realty
		Trust, Inc. and
		Inhale 201	Inhale 201
	BioMed Realty	Industrial Road,	Industrial Road,
	Trust, Inc.	L.P. (Predecessor)	L.P. (Predecessor)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Operating activities:
Net income	$17,046	$5,783	$2,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,378	8,453	955
Minority interest in consolidated partnerships	(267)	(145)	—
Minority interests in operating partnership	1,274	414	—
Bad debt expense	257	158	—
Revenue reduction attributable to acquired above market leases	1,424	538	—
Revenue recognized related to acquired below market leases	(3,332)	(251)	—
Write off of capitalized costs for terminated leases	1,078	—	—
Compensation expense related to restricted common stock	3,830	872	—
Amortization of loan fees and costs	1,002	216	73
Write off of deferred loan costs due to repayment and extinguishment of debt	2,002	—	—
Amortization of debt premium	(1,761)	(307)	—
(Income)/loss from unconsolidated partnership	(119)	11	—
Changes in operating assets and liabilities:
Restricted cash	(3,017)	(2,470)	—
Accounts receivable	(8,293)	(1,987)	—
Accrued straight-line rents	(5,595)	(887)	(648)
Deferred leasing costs	(1,665)	—	—
Prepaid expenses	(633)	(1,531)	—
Other assets	821	(201)	133
Due to affiliates	(53)	53	—
Security deposits	1,000	—	—
Accounts payable, accrued expenses and other liabilities	10,113	5,751	(431)

Net cash provided by operating activities	54,490	14,470	2,416

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(604,782)	(458,165)	(105)
Minority interest investment in consolidated partnerships	594	—	—
Distributions received from unconsolidated partnership	106	27	—
Receipts of master lease payments (reduction to investments in real estate)	2,025	1,327	—
Security deposits received from prior owners of real estate	1,074	4,831	—
Redemption of operating partnership units for cash	(173)	—	—
Funds held in escrow for acquisitions (other assets)	(200)	(1,700)	—
Additions to non-real estate assets	(651)	(511)	—
Repayment of related party payables	—	(3,000)	—

Net cash used in investing activities	(602,007)	(457,191)	(105)

		BioMed Realty
		Trust, Inc. and
		Inhale 201	Inhale 201
	BioMed Realty	Industrial Road,	Industrial Road,
	Trust, Inc.	L.P. (Predecessor)	L.P. (Predecessor)

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003

Financing activities:
Proceeds from common stock offering	340,256	465,753	—
Payment of offering costs	(16,236)	(36,415)	—
Payment of loan costs	(6,159)	(1,701)	(87)
Line of credit proceeds	244,175	33,900	—
Line of credit repayments	(227,175)	(33,900)	—
Secured term loan proceeds	250,000	—	—
Unsecured term loan proceeds	100,000	—	—
Unsecured term loan payments	(100,000)	—	—
Proceeds from mortgage notes payable	—	49,300	227
Principal payments on mortgage notes payable	(3,759)	(234)	(762)
Distributions to operating partnership unit holders	(3,098)	(357)	—
Dividends paid	(38,044)	(4,698)	—
Distributions to owners of Predecessor	—	(1,215)	(2,044)

Net cash provided by (used in) financing activities	539,960	470,433	(2,666)

Net (decrease) increase in cash and cash equivalents	(7,557)	27,712	(355)
Cash and cash equivalents at beginning of year	27,869	157	512

Cash and cash equivalents at end of year	$20,312	$27,869	$157

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $708, $0 and $0, respectively)	$20,291	$3,040	$2,600
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	12,592	8,474	—
Accrual for distributions declared for operating partnership unit holders	773	775	—
Restricted stock awards, net	2,806	5,054	—
Mortgage loans assumed (includes premium of $11,312, $5,642 and $0, respectively)	149,517	53,477	—
Accrued construction and tenant improvement costs	4,777	29	—
Accrued additions to non-real estate assets	124	—	—
Accrued deferred leasing costs	469	—	—
Historic cost basis of assets transferred from Predecessor (including $2,189 of accrued straight-line rents as of August 17, 2004)	—	48,569	—
Operating partnership units issued for interests in certain contributed properties	—	21,810	—
Investment in unconsolidated partnership acquired by issuing operating partnership units	—	2,508	—
Distributions in excess of equity balance to owners of Predecessor	—	5,131	—
Accrual for offering costs	—	(423)	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties and primary acquisition targets are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey.
      The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.3 million. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant became exercisable six months after the Offering date and expires on August 11, 2009. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations. Simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which was used to finance acquisitions and for other corporate purposes prior to being replaced on May 31, 2005 with a $250.0 million revolving unsecured credit facility with KeyBank National Association and other lenders (Note 5).
      On June 27, 2005, the Company completed a follow-on common stock offering of 15,122,500 shares at $22.50 per share, resulting in gross proceeds of $340.3 million. The net proceeds of $324.0 million were used to repay the outstanding balance on the Company’s revolving credit facility (Note 5), to repay its $100.0 million unsecured term loan (Note 5), to acquire properties and for other corporate purposes.
      As of December 31, 2005, the Company owned or had interests in 39 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/ New Jersey, consisting of 62 buildings with approximately 4.8 million rentable square feet of laboratory and office space, which was approximately 91.1% leased to 87 tenants. Of the approximately 423,000 square feet of unleased space, 274,677 square feet, or 64.9% of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 706,000 rentable square feet of laboratory and office space.
      Industrial Road was the largest of the properties contributed in the Offering and therefore was identified as the accounting acquirer pursuant to paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participation rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder. With respect to the partnerships and limited liability companies, the Company determines control through a consideration of each party’s financial interests in profits and losses and the ability to participate in major decisions such as the acquisition, sale or refinancing of principal assets.

Investments in Partnerships
      The Company evaluates its investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”) an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements (“ARB 51”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing limited liability companies and partnerships accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or stockholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.
      On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships are impaired.

Investments in Real Estate
      Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	10 to 40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement
      Investments in real estate, net consists of the following (in thousands):

	December 31,

	2005	2004

Land	$146,421	$68,762
Ground lease	14,210	14,210
Buildings and improvements	962,482	388,755
Construction in progress	8,582	42
Tenant improvements	19,580	30

	1,151,275	471,799
Accumulated depreciation	(21,904)	(3,269)

	$1,129,371	$468,530

      Purchase accounting was applied, on a pro-rata basis where appropriate, to the assets and liabilities of real estate properties in which we acquired an interest or a partial interest. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets. We determine the as-if-vacant fair value using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.
      In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
      The balance of acquired above market leases was comprised as follows (in thousands):

	December 31,

	2005	2004

Acquired above market leases	$10,879	$8,544
Accumulated amortization	(2,062)	(538)

	$8,817	$8,006

      The balance of acquired below market leases was comprised as follows (in thousands):

	December 31,

	2005	2004

Acquired below market leases	$33,230	$13,992
Accumulated amortization	(3,583)	(251)

	$29,647	$13,741

      The table below presents the estimated amortization during the next five years related to the acquired above and below market leases for properties owned at December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Amortization of:
Acquired above market leases	$(2,249)	$(2,104)	$(1,167)	$(1,166)	$(1,112)	$(1,019)	$(8,817)
Acquired below market leases	4,665	4,651	4,635	4,613	3,506	7,577	29,647

Net rental revenues — increase	$2,416	$2,547	$3,468	$3,447	$2,394	$6,558	$20,830

      The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements (see deferred leasing costs below) are recorded based on a variety of components including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes, insurance and other operating expenses); (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period; and (d) the value associated with avoided tenant improvement costs or other inducements to secure a tenant lease. The fair value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.
      A variety of costs are incurred in the acquisition, development, construction, improvements and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties. The costs of land and buildings under

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2005, 2004, and 2003 were $708,000, $0, and $0, respectively. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is abandoned.
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

Restricted Cash
      Restricted cash primarily consists of cash deposits for real estate taxes, insurance and capital expenditures as required by certain mortgage notes payable.

Statements of Cash Flows
      The statements of cash flows of the Company and the Predecessor have been combined for the year ended December 31, 2004 to make them comparable to the same period in 2005 for the Company and in 2003 for the Predecessor.

Deferred Leasing Costs
      Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements, which are discussed above in investments in real estate.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The balance of deferred leasing costs at December 31, 2005 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2005	Amortization	Net

Acquired in-place leases	$149,312	$(22,577)	$126,735
Acquired management agreements	10,717	(2,505)	8,212
Deferred leasing and other direct costs	2,026	(333)	1,693

	$162,055	$(25,415)	$136,640

      The balance of deferred leasing costs at December 31, 2004 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2004	Amortization	Net

Acquired in-place leases	$57,663	$(4,001)	$53,662
Acquired management agreements	8,151	(576)	7,575
Deferred leasing and other direct costs	361	(95)	266

	$66,175	$(4,672)	$61,503

      The estimated amortization expense for deferred leasing costs as of December 31, 2005 were as follows (in thousands):

2006	$24,500
2007	22,637
2008	19,453
2009	18,262
2010	10,833
Thereafter	40,955

$136,640

Deferred Loan Costs
      External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs are removed from the books upon maturity of the debt. The balance includes $3.2 million and $162,000 of accumulated amortization at December 31, 2005 and 2004, respectively. Loan costs of $2.0 million were fully amortized during the year ended December 31, 2005 due to the full repayment and termination of the credit facility and unsecured term loan facility (Note 5).

Revenue Recognition
      All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The impact of the straight-line rent adjustment increased revenue for the Company by $5,595,000 and $1,125,000 for the year ended December 31, 2005 and for the period August 11, 2004 through December 31, 2004, respectively. The impact of the straight-line rent adjustment decreased revenue for the Predecessor by $238,000 for the period January 1, 2004 through August 17, 2004 and increased revenue by $648,000 for the year ended December 31, 2003. Additionally, the impact of the amortization of acquired above market leases and acquired below market leases increased rental revenues by

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$1,808,000 for the year ended December 31, 2005. This includes a $100,000 decrease to revenue due to the write off of an above market lease that was terminated at our Industrial Road property. The impact of the amortization of acquired above market leases and acquired below market leases decreased rental revenues by $287,000 for the year ended December 31, 2004. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable.
      Recoveries from tenants, consisting of amounts due from tenants for real estate taxes, insurance and common area maintenance costs are recognized as revenue in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
      Lease termination fees are recognized when the related leases are canceled, collectibility is assured, and we have no continuing obligation to provide space to former tenants. A gain on early termination of lease of $3.6 million for the year ended December 31, 2005 is included in other income on the consolidated statements of income and was primarily due to the early termination of a portion of the Nektar Therapeutics lease at our Industrial Road property. Accordingly, the related lease commissions and other related intangible assets have been fully amortized.
      Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Receipts under the master lease agreements totaled $2,025,000, $1,327,000, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively. The master lease at Bayshore expired in February 2006. The master lease at King of Prussia will expire in June 2008 or sooner under the terms of the agreement if the vacant space is leased by a new tenant.

Allowance for Doubtful Accounts
      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We also maintain an allowance for accrued straight-line rents and amounts due from lease terminations. The computation of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $257,000, $158,000, and $0 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company’s allowance for doubtful accounts was $611,000, $158,000, and $0 as of December 31, 2005, 2004, and 2003, respectively. Included in the allowance for doubtful accounts was $196,000 related to master lease receipts not expected to be collected as of December 31, 2005.

Incentive Awards
      The Company follows SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended by SFAS No. 148. SFAS 123 requires that compensation expense be recorded for the fair-value of restricted stock granted to employees and non-employee directors. The fair-value is recorded based on the market value of the common stock on the grant date as deferred compensation and is amortized to general and administrative expenses over the respective vesting periods. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to general and administrative expense.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity Offering Costs
      Underwriting commissions and offering costs are reflected as a reduction to additional paid-in-capital.

Income Taxes
      The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2004. We believe we have qualified and continue to qualify as a REIT. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.
      The Company has formed a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates (except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). For the periods presented in the accompanying consolidated statements of income there is no tax provision for the TRS as the TRS had no substantial operations during 2005 or 2004.
      The Predecessor was a partnership. Under applicable federal and state income tax rules, the allocated share of net income/loss from partnerships is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003.

Dividends and Distributions
      Earnings and profits, which determine the taxability of dividends and distributions to stockholders, will differ from income reported for financial reporting purposes due to the difference for federal income tax purposes in the treatment of revenue recognition, compensation expense, and in the estimated useful lives of real estate assets used to compute depreciation. The Company pays distributions quarterly to stockholders. Total common distributions were $0.4197 per common share, of which $0.283673 is treated as ordinary income for federal income tax purposes for the year ended December 31, 2004. The remaining common distribution of $0.136027 was reported for federal income tax purposes in the year ending December 31, 2005. Total common distributions were $1.08 per common share, of which $1.010305 is treated as ordinary income for federal income tax purposes for the year ended December 31, 2005, including the $0.136027 remaining from 2004. The remaining common distribution of $0.205722 will be reported for federal income tax purposes in the year ending December 31, 2006.

Management’s Estimates
      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the reporting period to prepare these

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
      Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from 10 to 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Minority Interests
      In connection with our Offering, we acquired interests in six properties through our Operating Partnership that were previously owned by limited partnerships and a limited liability company in which certain officers of the Company or entities affiliated with them owned interests, and private investors and tenants who are not affiliated with them owned interests. Persons and entities owning the interests in four of the limited partnerships and the limited liability company, certain officers, some of their spouses and parents, and other individuals and entities not affiliated with us or our management, contributed to us all of their interests in these entities. In exchange for these interests, we issued an aggregate of 2,870,564 limited partnership units in our operating partnership and made cash payments in the aggregate amount of $20.5 million. Certain officers of the Company (including some of their spouses) received an aggregate of 2,673,172 limited partnership units having a value of $40.1 million based on the initial public offering price of our common stock of $15.00 per share.
      Minority interests on the consolidated balance sheets relate primarily to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at December 31, 2005 and 2004 amounted to 5.83% and 8.46%, respectively, of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing on October 1, 2005, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. In December 2005, a non-managing partner of the operating partnership tendered 7,000 limited partnership units in exchange for

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$173,320, or $24.76 per share. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 10% interest of a member in the limited liability company that owns the Waples property, and the 10% interest of a member in the limited liability company formed to acquire the Fairview property, which are consolidated entities of the Company.

4.	Mortgage Notes Payable
      A summary of our outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated		Principal Balance
	Fixed	Effective	December 31,
	Interest	Interest
	Rate	Rate	2005	2004	Maturity Date

Ardentech Court	7.25%	5.06%	$4,746	$4,828	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,107	16,438	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,732	11,825	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,211	2,252	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,526	16,996	November 24, 2007
40 Erie Street	7.34%	4.90%	19,575	—	August 1, 2008
Kendall Square D	6.38%	5.45%	72,395	—	December 1, 2018
Lucent Drive	5.50%	5.50%	5,899	—	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,805	10,007	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,952	—	September 1, 2012
Science Center Drive	7.65%	5.04%	11,577	11,699	July 1, 2011
Sidney Street	7.23%	5.11%	31,426	—	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,396	22,856	January 1, 2010

			231,347	96,901
Unamortized premium			14,886	5,335

			$246,233	$102,236

      The net carrying value of properties (investments in real estate) secured by our mortgage notes payable was $460.5 million and $174.7 million at December 31, 2005 and 2004, respectively.
      The outstanding mortgage notes payable due to affiliates as of December 31, 2003 was repaid on August 17, 2004. Mortgage debt aggregating $77.0 million secured by the King of Prussia property was repaid in August 2004 concurrent with the purchase of the property.
      Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

5.	Credit Facilities
      On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminated on May 31, 2005 with funds drawn on our new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $901,000 were fully amortized in the three months ended June 30, 2005.
      On May 31, 2005, the Company entered into three credit facilities with KeyBank National Association and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which the Company initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility has a maturity date of May 30, 2008 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. The Company may extend the maturity date of the unsecured credit facility to May 30, 2009 after satisfying certain conditions and paying an extension fee, and the Company may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is secured by 13 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. The Company may not prepay the secured term loan prior to May 31, 2006. The Company entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering (Note 1) and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million were fully amortized in the three months ended June 30, 2005. At December 31, 2005, the Company had $17.0 million in outstanding borrowings on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.
      The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not for any fiscal quarter ended on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2005.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, principal payments due for our consolidated indebtedness (mortgage notes payable, secured term loan, and unsecured line of credit) were as follows (in thousands):

2006	$5,382
2007	21,213
2008	40,985
2009	4,618
2010	297,006
Thereafter	129,143

$498,347

6.	Earnings Per Share
      Earnings per share (“EPS”) is calculated based on the weighted number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted or has been committed to be granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004.
      The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

		Period August 11,
	Year Ended	2004 through
	December 31, 2005	December 31, 2004

Net income attributable to common shares	$17,046	$4,782
Minority interests in operating partnership	1,274	414

Adjusted net income attributable to common shares	$18,320	$5,196

Weighted-average common shares outstanding:
Basic	38,913,103	30,965,178
Incremental shares from assumed conversion/exercise:
Stock warrant	92,488	51,681
Vesting of restricted stock	215,078	90,173
Operating partnership units	2,870,526	2,660,543

Diluted	42,091,195	33,767,575

Earnings per share — basic and diluted	$0.44	$0.15

7.	Fair Value of Financial Instruments
      SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires us to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. Our disclosures of estimated fair value of financial instruments at December 31, 2005 and 2004, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accrued straight-line rents, security deposits, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.
      We calculate the fair value of our mortgage notes payable based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar maturity dates to debt.
      The fair market value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. In accordance with SFAS No. 133, Accounting for Derivative Investment and Hedging Activities, the carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values.
      At December 31, 2005, the aggregate fair value of our mortgage notes payable, unsecured line of credit and secured term loan was estimated to be $507.5 million compared to the carrying value of $513.2 million. At December 31, 2004, the aggregate fair value of our mortgage notes payable was estimated to be $101.2 million compared to the carrying value of $102.2 million. As of December 31, 2004, the fair value of the due to affiliates approximated the carrying value. As of December 31, 2005 and 2004, the fair value of the debt in the unconsolidated partnership approximated its carrying value.

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
      During 2005, the Company granted 129,674 shares of restricted stock under the Plan. For the year ended December 31, 2005, $1.3 million of stock-based compensation expense was recognized in general and administrative expense related to these grants. Compensation expense related to the 2005 grants to be recognized in future periods is $1.5 million at December 31, 2005.
      Upon consummation of the Offering, the Company granted 8,000 shares of restricted stock with an aggregate value of $120,000 to four independent directors of the Board, which vested one year from the date of grant. After the Offering, the Company also granted 328,333 shares of restricted stock with an aggregate value of $4.9 million to certain officers and key employees pursuant to the Plan. The restricted shares generally vest in three equal installments on January 1, 2005, January 1, 2006 and January 1, 2007. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period. Compensation expense for the portion of these restricted stock grants that vested during 2005 and 2004 of $2.5 million and $872,000, respectively, has been recognized in general and administrative expense. Compensation expense related to these grants to be recognized in future periods is $1.7 million at December 31, 2005.
      In accordance with SFAS 123, the Company recorded deferred compensation of approximately $2.8 million and $5.1 million during 2005 and 2004, respectively for the grants described above based upon the market value for these shares on the dates of the award, and the related compensation charges are being amortized to expense on a straight-line basis over the respective service periods.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The year ended December 31, 2005 included a $619,000 increase to general and administrative expense resulting from a correction to the expensing of restricted stock grants awarded to the Company’s executive officers and other employees at the time of the Company’s initial public offering in August 2004. Of this amount, $823,000 relates to the year ended December 31, 2004, which was partially offset by a decrease of $204,000 for the six months ended June 30, 2005. We do not believe that the correction to this expensing of restricted stock grants is material to the first and second quarters of 2005 or to our 2004 consolidated financial statements.

9.	Investments in Partnerships
      The accompanying consolidated financial statements include an investment in an unconsolidated entity in which the Company does not own a controlling interest. As of December 31, 2005 and 2004, we had an investment in McKellar Court, L.P. (“McKellar Court”). The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in FIN 46; however, the Company is not the primary beneficiary. The limited partner is also the only tenant in the property and is to bear a disproportionate amount of any losses. The Company, as the general partner, is to receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by the Company. The assets and liabilities of McKellar Court were $17.1 million and $11.0 million, respectively at December 31, 2005, and were $17.2 million and $11.2 million, respectively, at December 31, 2004. The Company’s share of unconsolidated mortgage debt was $2.3 million at December 31, 2005 and 2004. The Company’s equity in net income (loss) of McKellar Court was $119,000 and ($11,000) for the years ended December 31, 2005 and 2004, respectively.
      The accompanying consolidated financial statements include investments in two variable interest entities in which the Company is considered to be the primary beneficiary under FIN 46. As of December 31, 2005, we had a 90% interest in the entity that owns the Waples property and a 90% interest in the entity that will own the Fairview undeveloped land when acquired. These entities are consolidated in the accompanying consolidated financial statements. Equity interests in these partnerships not owned by us are classified as minority interest on the consolidated balance sheet as of December 31, 2005.

10.	Derivative Financial Instruments
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

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
      As of December 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of December 31, 2005, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At December 31, 2005, the interest rate swap agreement had a fair value of $5.9 million which is included in other assets. The change in net unrealized gains of $5.9 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the consolidated statement of stockholders’ equity as accumulated other comprehensive income. An immaterial amount of hedge ineffectiveness on our cash flow hedge due to mismatches in maturity dates of the swap and debt was recognized in other expense during 2005.
      Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects recognition of $681,000 of net realized losses from accumulated other comprehensive income to interest expense during 2005. During 2006, the Company estimates that $1.4 million will be recognized as a reduction in interest expense.
      The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair value of the put and call options was $317,000 and $286,000 at December 31, 2005 and 2004, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net change in fair value of the put and call options of $31,000 and $20,000 for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, respectively, which is recorded as a charge to income on the consolidated statements of income.
      The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after completion of the initial tenant improvements at the property. If the put option is not exercised, then the Company has a call option to purchase the limited partner’s interest after the second anniversary of the limited liability company agreement, January 25, 2007, but only while the Waples property is stabilized. If neither option is exercised, then the limited partnership will continue in existence under the terms of the partnership agreement. The agreement provides that the put and call option prices will be based on the fair value of the project at that time.
      The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has a call option to purchase the limited partner’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited partnership will continue in existence under the terms of the partnership agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at that time. At December 31, 2005, the net fair value of the put and call options were $0 as the Fairview property had not yet been acquired.

11.	Segment Information
      The Company’s segments are based on its methods of internal reporting which generally classifies operations by geographic area. The Company’s segments by geographic area are Boston, San Francisco, San Diego, Seattle, New York/ New Jersey, Pennsylvania, Maryland, and University related/other. The rental operations expenses at the “Corporate” segment consists primarily of the corporate level management of the properties.
      Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by U.S. generally accepted accounting principles, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. Net Operating Income is derived by deducting rental operations expenses from total revenues.
      The Predecessor operated in one geographic area — San Francisco.
      Information by geographic area (dollars in thousands):
      For the year ended December 31, 2005:

					New York			University
		San			and			Related/
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Corporate	Total

Rental revenues and tenant recoveries	$39,672	$15,863	$16,183	$8,711	$35,138	$14,826	$4,081	$434	$(26)	$134,882
Rental operations and real estate tax expenses	9,255	2,333	3,665	1,087	24,154	6,447	401	57	(1,026)	46,373

Net operating income	30,417	13,530	12,518	7,624	10,984	8,379	3,680	377	1,000	88,509
Equity in net income of unconsolidated partnership	—	—	119	—	—	—	—	—	—	119
Other income	1	3,501	463	1	—	—	—	—	8	3,974
Interest income	53	140	25	6	18	32	3	1	1,055	1,333
Depreciation and amortization	(12,135)	(5,937)	(6,562)	(3,184)	(6,458)	(4,249)	(704)	(149)	—	(39,378)
General and administrative	—	—	(4)	—	—	—	—	—	(13,274)	(13,278)
Interest expense	(4,135)	(1,360)	(1,740)	(1,348)	—	(110)	—	(191)	(14,342)	(23,226)
Minority interests	—	—	—	—	—	267	—	—	(1,274)	(1,007)

Net income	$14,201	$9,874	$4,819	$3,099	$4,544	$4,319	2,979	38	$(26,827)	$17,046

Investment in unconsolidated partnership	—	—	$2,483	—	—	—	—	—	—	$2,483

Total assets	$575,492	$211,334	$157,776	$68,332	$107,846	$136,271	$32,024	$26,485	$21,750	$1,337,310

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					New York			University
		San			and			Related/
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Other	Corporate	Total

% of total revenues	29.4%	11.8%	12.0%	6.5%	26.1%	11.0%	3.0%	0.3%	(0.1)%	100.0%
% of total rental operations expense	20.0%	5.0%	7.9%	2.3%	52.1%	13.9%	0.9%	0.1%	(2.2)%	100.0%

% of total net operating income	34.4%	15.3%	14.1%	8.6%	12.4%	9.5%	4.2%	0.4%	1.1%	100.0%

      For the period from August 11, 2004 through December 31, 2004:

				New York
	San			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Corporate	Total

Rental revenues and tenant recoveries	$5,165	$4,621	$2,975	$11,167	$4,565	$161	$—	$28,654
Rental operations and real estate tax expenses	732	820	421	7,194	2,197	17	238	11,619

Net operating income	4,433	3,801	2,554	3,973	2,368	144	(238)	17,035
Equity in net loss of unconsolidated partnership	—	(11)	—	—	—	—	—	(11)
Interest income	2	16	6	16	1	—	149	190
Depreciation and amortization	(1,326)	(1,689)	(1,193)	(2,279)	(1,337)	(29)	—	(7,853)
General and administrative	—	—	—	—	—	—	(3,130)	(3,130)
Interest expense	(269)	(200)	(301)	—	(43)	—	(367)	(1,180)
Minority interests	—	—	—	—	145	—	(414)	(269)

Net income	$2,840	$1,917	$1,066	$1,710	$1,134	115	$(4,000)	$4,782

Investment in unconsolidated partnership	—	$2,470	—	—	—	—	—	$2,470

Total assets	$131,852	$129,908	$70,630	$101,794	$93,358	$31,833	$22,348	$581,723

				New York
	San			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Corporate	Total

% of total revenues	18.0%	16.1%	10.4%	39.0%	15.9%	0.6%	0.0%	100.0%
% of total rental operations expense	6.3%	7.1%	3.6%	61.9%	18.9%	0.1%	2.1%	100.0%

% of total net operating income	26.0%	22.3%	15.0%	23.3%	13.9%	0.8%	(1.3)%	100.0%

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Future Lease Revenue
      Total future minimum lease receipts under noncancelable operating tenant leases in effect at December 31, 2005 were as follows (in thousands):

2006	$114,148
2007	112,051
2008	100,824
2009	98,421
2010	81,650
Thereafter	431,698

$938,792

      The geographic concentration of future minimum lease receipts under noncancelable operating tenant leases in effect at December 31, 2005 to be received was as follows (in thousands):

Location

Boston	$480,027
San Francisco	134,962
San Diego	91,155
Seattle	30,787
New York/ New Jersey	54,264
Pennsylvania	60,371
Maryland	46,088
University Related/ Other	41,138

$938,792

13.	Commitments and Contingencies

Ground Leases
      The Company has a leasehold interest in the Landmark at Eastview property through a 99-year ground lease. Following the seller’s completion of certain property subdivisions, the ground lease will terminate and a fee simple interest in the property will be transferred to the Company for no additional consideration. Under the terms of the ground lease, the Company has established an escrow deposit to be used by the seller to complete certain improvements required in connection with completing the property subdivisions. The amount is included in other assets on the consolidated balance sheets and had remaining balances of $788,000 and $1.25 million as of December 31, 2005, and December 31, 2004, respectively.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We have a ground lease obligation on the Colorow Drive property expiring December 2043. The minimum commitment under this lease as of December 31, 2005 was as follows (in thousands):

2006	$185
2007	185
2008	187
2009	214
2010	214
Thereafter	11,758

$12,743

Concentration of Credit Risk
      Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of our tenants, Vertex Pharmaceuticals and Genzyme Corporation, comprised 15.8% and 10.5%, or $14.7 million and $9.7 million, respectively, of rental revenues for the year ended December 31, 2005. These tenants are located in our Boston market. Two of our tenants, Centocor, Inc. (a Johnson & Johnson subsidiary) and Nektar Therapeutics comprised 13.0% and 11.5%, or $2.5 million and $2.2 million, respectively, of rental revenues for the period from August 11, 2004 to December 31, 2004. These tenants are located in our Pennsylvania and San Francisco markets. The inability of these tenants to make lease payments could materially adversely affect our business.
      We generally do not require collateral or other security from our tenants, other than security deposits or letters of credit.

Capital Commitments
      As of December 31, 2005, we had approximately $35.5 million outstanding in capital commitments related to tenant improvements, renovation costs and general property-related capital expenditures, with approximately $32.8 million expected to be paid in 2006 and the remaining amount, approximately $2.7 million, expected to be paid in 2007.

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

14.	Property Acquisitions
      We acquired the following properties during the year ended December 31, 2005 (dollars in thousands):

				Deferred Leasing
				Costs
			Above			Below	Mortgage	Mortgage
	Acquisition	Investment in	Market	In-Place	Management	Market	Note	Note	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration

Albany Street	5/31/2005	$33,235	$620	$4,232	$363	$—	$—	$—	$38,450
Bridgeview Technology Park II	3/16/2005	14,588	—	2,166	242	(778)	—	—	16,218
Colorow Drive	12/22/2005	19,369	—	—	—	—	—	—	19,369
Coolidge Avenue	4/5/2005	9,862	—	977	—	—	—	—	10,839
Dumbarton Circle	5/27/2005	7,819	—	1,012	127	—	—	—	8,958
Eccles Avenue	12/1/2005	21,856	1,826	2,235	115	—	—	—	26,032
21 Erie Street	5/31/2005	21,738	—	1,301	264	(1,170)	—	—	22,133
40 Erie Street	5/31/2005	41,371	—	5,441	289	—	(20,192)	1,338	28,247
Faraday Avenue	9/19/2005	8,560	—	—	—	—	—	—	8,560
Fresh Pond Research Park	4/5/2005	21,822	—	1,617	—	(2,637)	—	—	20,802
George Patterson Boulevard	10/28/2005	13,001	—	1,976	211	—	—	—	15,188
Graphics Drive	3/17/2005	7,377	—	400	10	—	—	—	7,787
Kaiser Drive	8/25/2005	9,523	—	—	—	—	—	—	9,523
Kendall Square D	5/31/2005	169,880	—	28,072	—	—	(73,189)	5,520	130,283
Lucent Drive	5/31/2005	6,153	—	995	—	—	(6,014)	—	1,134
Nancy Ridge Drive	4/21/2005	12,407	—	1,158	95	—	(7,001)	768	7,427
Phoenixville Pike	4/5/2005	12,083	—	1,121	43	—	—	—	13,247
Sidney Street	5/31/2005	58,068	—	10,031	644	(14,032)	(31,809)	3,686	26,588
1000 Uniqema Boulevard	9/30/2005	14,568	—	1,735	—	—	—	—	16,303
Vassar Street	5/31/2005	15,881	—	2,434	163	(621)	—	—	17,857
Waples Street	3/1/2005	5,377	—	—	—	—	—	—	5,377
Kendall Square A	5/31/2005	126,104	—	24,746	—	—	—	—	150,850

		$650,642	$2,446	$91,649	$2,566	$(19,238)	$(138,205)	$11,312	$601,172

Weighted average intangible amortization life (in months)		—	44	122	85	70	—	118	—

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We acquired the following properties during the year ended December 31, 2004 (dollars in thousands):

				Deferred Leasing
				Costs
		Investment	Above			Below	Mortgage	Mortgage
	Acquisition	in Real	Market	In-Place	Management	Market	Note	Note	Total Cash
Property	Date	Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration(1)

Ardentech Court	11/18/2004	$8,114	$—	$3,556	$116	$(600)	$(4,835)	$622	$6,973
Balboa Avenue(1)	8/13/2004	10,809	—	1,026	65	(317)	—	—	11,583
Bayshore Boulevard	8/17/2004	26,798	6,047	4,838	787	(1,586)	—	—	36,884
Beckley Street	12/17/2004	19,052	—	—	—	(3,860)	—	—	15,192
Bernardo Center Drive(1)	8/13/2004	16,294	383	2,554	144	—	—	—	19,375
Bridgeview Technology Park I	9/10/2004	16,031	924	4,245	293	(3,258)	(11,856)	1,932	8,311
Eisenhower Road(1)	8/13/2004	3,030	—	704	26	—	(2,270)	87	1,577
Elliott Avenue	8/24/2004	49,030	—	5,070	406	—	(17,145)	1,261	38,622
Industrial Road(1)	8/17/2004	53,718	691	438	27	—	—	—	54,874
King of Prussia	8/11/2004	81,044	—	7,448	—	—	—	—	88,492
Landmark at Eastview	8/12/2004	76,206	429	17,193	5,667	(83)	—	—	99,412
Monte Villa Parkway	8/17/2004	11,731	—	4,113	227	—	—	—	16,071
San Diego Science Center	10/21/2004	25,746	70	3,745	286	(48)	—	—	29,799
Science Center Drive(1)	9/24/2004	18,995	—	2,733	107	(1,722)	(11,729)	1,740	10,124
Towne Centre Drive	8/12/2004	42,224	—	—	—	—	—	—	42,224
Tributary Street	12/17/2004	12,645	—	—	—	(2,518)	—	—	10,127

		$471,467	$8,544	$57,663	$8,151	$(13,992)	$(47,835)	$5,642	$489,640

Weighted average intangible amortization life (in months)		—	82	71	67	151	—	71	—

(1)	The Company acquired Balboa Avenue, Bernardo Center Drive, Eisenhower Road, Industrial Road (Predecessor), Science Center Drive and a general partnership interest in McKellar Court from affiliates and others for an aggregate of approximately 2.9 million Units, aggregate cash consideration of approximately $77.0 million and the assumption of $14.0 million of debt (excluding $1.8 million of premium). The interest in the Predecessor was recorded at historic cost. The interests in the other properties acquired from affiliates were recorded in accordance with SFAS 141. McKellar Court is accounted for under the equity method.

15.	Newly Issued Accounting Pronouncements
      In December 2004, FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS 123. SFAS 123R requires the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity instrument issued. SFAS 123R is effective in annual reporting periods beginning after December 15, 2005. As of December 31, 2005, the Company’s equity issuances for compensation have consisted entirely of restricted stock grants to directors and employees. The Company does not believe that the treatment of its restricted stock grants under SFAS 123R differs from the treatment under SFAS 123. As a result, the Company does not expect the adoption of SFAS 123R to have a material impact on the Company’s results of operations, financial position, or liquidity.
      In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies guidance provided in

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 was effective as of the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.
      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (1) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (2) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (3) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 Accounting Changes requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact the Company’s consolidated financial statements upon its adoption on January 1, 2006.
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing limited liability companies and partnerships accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or shareholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

16.	Subsequent Events
      On January 12, 2006, we completed the acquisition of the land at 530 Fairview Avenue in Seattle, Washington through our joint venture with an affiliate of EDG Commercial Real Estate. The total purchase

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
price was approximately $2.7 million, paid in cash. We entered into the joint venture to develop a five-story, 93,000 square-foot laboratory facility to be named the Fairview Research Center.
      On January 13, 2006, we completed the acquisition of a property located at 900 Uniqema Boulevard in New Castle, Delaware. The property consists of an 11,293 square-foot single-story laboratory facility. The total purchase price of approximately $4.7 million was funded with cash and the assumption of approximately $1.8 million of mortgage indebtedness.
      During the first quarter, the Company granted 112,200 shares of restricted stock with an aggregate value of approximately $3.0 million that vests over a period of three years to officers and employees pursuant to the Plan.

17.	Quarterly Financial Information (unaudited)
      The tables below reflect the Company’s and the Predecessor’s selected quarterly information for the years ended December 31, 2005 and 2004 (in thousands, except per share data).

	2005 Quarter Ended

	December 31	September 30	June 30	March 31

Total revenues	$44,492	$41,330	$28,529	$24,505
Income/(loss) before minority interests	$4,804	$5,479	$1,505	$6,265
Minority interests	$(235)	$(278)	(65)	$(429)
Net income/(loss)	$4,569	$5,201	$1,440	$5,836
Net income per share — basic	$0.10	$0.11	$0.05	$0.19
Net income per share — diluted	$0.10	$0.11	$0.05	$0.19

	2004 Quarter Ended

	BioMed Realty Trust, Inc.(1)		Predecessor(2)

		August 11 to	July 1 to
	December 31	September 30	August 17	June 30	March 31

Total revenues	$19,670	$8,984	$278	$1,724	$1,712
Income/(loss) before minority interests	$3,146	$1,905	$(261)	$631	$631
Minority interests	$(191)	$(78)	$—	—	$—
Net income/(loss)	$2,955	$1,827	$(261)	$631	$631
Net income per share — basic	$0.10	$0.06	$—	—	$—
Net income per share — diluted	$0.09	$0.06	$—	—	$—

(1)	The Company commenced operations on August 11, 2004, after completing the Offering.

(2)	Represents results of the Predecessor prior to completion of the Offering and acquisition of the Predecessor on August 17, 2004.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2005
(In thousands)

			Initial Cost				Gross amount carried at December 31, 2005
						Costs
	Year				Buildings	Capitalized			Buildings
	Built/			Ground	and	Subsequent		Ground	and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Lease	Improvements	Total	Depreciation	Net

		(1)								(2)(4)	(3)(4)
Albany Street	1922/1998	$—	$1,942	$—	$31,293	$—	$1,942	$—	$31,293	$33,235	$(456)	$32,779
Ardentech Court	1997/2001	4,746	2,742	—	5,379	—	2,742	—	5,379	8,121	(151)	7,970
Balboa Avenue	1968/2000	—	1,316	—	9,493	67	1,316	—	9,560	10,876	(336)	10,540
Bayshore Boulevard	2000	16,107	3,667	—	22,661	2,969	3,667	—	25,630	29,297	(828)	28,469
Beckley Street	1999	—	1,480	—	17,590	—	1,480	—	17,590	19,070	(458)	18,612
Bernardo Center Drive	1974/1992	—	2,580	—	13,714	—	2,580	—	13,714	16,294	(471)	15,823
Bridgeview Technology Park	1977/2002	11,732	1,315	—	14,716	2,451	1,315	—	17,167	18,482	(506)	17,976
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	—	13,066	14,588	(259)	14,329
Colorow Drive	2004	—	—	—	19,369	—	—	—	19,369	19,369	—	19,369
Coolidge Avenue	1962/1999	—	2,760	—	7,102	—	2,760	—	7,102	9,862	(126)	9,736
Dumbarton Circle	1990	—	2,723	—	5,096	—	2,723	—	5,096	7,819	(235)	7,584
Eccles Avenue	1965/1995	—	21,257	—	599	—	21,257	—	599	21,856	(24)	21,832
Eisenhower Road	1973/2000	2,211	416	—	2,614	—	416	—	2,614	3,030	(90)	2,940
Elliott Avenue	1925/2004	16,526	10,124	—	38,911	39	10,124	—	38,950	49,074	(1,337)	47,737
21 Erie Street	1925/2004	—	3,366	—	18,372	18	3,366	—	18,390	21,756	(268)	21,488
40 Erie Street	1996	19,575	7,593	—	33,778	—	7,593	—	33,778	41,371	(493)	40,878
Fairview Avenue	N/A	—	—	—	694	—	—	—	694	694	—	694
Faraday Avenue	1986	—	1,370	—	7,190	—	1,370	—	7,190	8,560	(46)	8,514
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	38	3,500	—	18,360	21,860	(324)	21,536
George Patterson Boulevard	1996/2005	—	1,575	—	11,426	—	1,575	—	11,426	13,001	(24)	12,977
Graphics Drive	1992/2001	—	800	—	6,577	125	800	—	6,702	7,502	(130)	7,372
Industrial Road	2001/2005	—	12,000	—	41,718	12,874	12,000	—	54,592	66,592	(1,939)	64,653
Kaiser Drive	1990	—	3,430	—	6,093	300	3,430	—	6,393	9,823	—	9,823
Kendall Street	2002	72,395	3,572	—	166,308	406	3,572	—	166,714	170,286	(2,441)	167,845
King of Prussia Road	1954/2004	—	12,813	—	67,333	37	12,813	—	67,370	80,183	(2,340)	77,843
Landmark at Eastview	1958/1999	—	—	14,210	61,996	3,921	82	14,210	65,835	80,127	(2,458)	77,669
Lucent Drive	2004	5,899	265	—	5,888	—	265	—	5,888	6,153	(86)	6,067
Monte Villa Parkway	1996/2002	9,805	1,020	—	10,711	—	1,020	—	10,711	11,731	(368)	11,363
Nancy Ridge Drive	1983/2001	6,952	2,344	—	10,063	—	2,344	—	10,063	12,407	(178)	12,229
Phoenixville Pike	1989	—	1,204	—	10,879	228	1,204	—	11,107	12,311	(197)	12,114
San Diego Science Center	1973/2002	—	3,871	—	21,875	34	3,871	—	21,909	25,780	(661)	25,119
Science Center Drive	1995	11,577	2,630	—	16,365	75	2,630	—	16,440	19,070	(528)	18,542
Sidney Street	2000	31,426	7,580	—	50,488	—	7,580	—	50,488	58,068	(738)	57,330
Towne Centre Drive	2001	22,396	10,720	—	31,504	24	10,720	—	31,528	42,248	(1,082)	41,166
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	—	10,597	12,657	(276)	12,381
Uniqema Boulevard	1999	—	1,350	—	13,218	—	1,350	—	13,218	14,568	(82)	14,486
Vassar Street	1950/1998	—	2,040	—	13,841	—	2,040	—	13,841	15,881	(202)	15,679
Waples	1983/2005	—	2,470	—	2,907	6,192	2,470	—	9,099	11,569	—	11,569
West Kendall Square	2002	—	4,922	—	121,182	—	4,922	—	121,182	126,104	(1,766)	124,338

Total		$231,347	$146,339	$14,210	$960,928	$29,798	$146,421	$14,210	$990,644	$1,151,275	$(21,904)	$1,129,371

(1)	Excludes unamortized debt premium of $14,886.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $1,260,226 as of December 31, 2005 (unaudited).

(3)	Depreciation of the ground lease and building and improvements are recorded on a straight-line basis over the estimated useful lives ranging from the life of the lease to 40 years.

(4)	The following table reconciles the historical cost and related accumulated depreciation as follows (in thousands):

	BioMed Realty Trust, Inc.(5)		Predecessor(5)

		August 11,	January 1,
	Year Ended	thru	thru
	December 31,	December 31,	August 17,	December 31,
	2005	2004	2004	2003

Investment in real estate:
Balance at beginning of period/year	$471,799	$—	$49,588	$49,483
Property acquisitions	650,642	471,467	—	—
Improvements	28,834	332	—	105

Balance at end of period/year	$1,151,275	$471,799	$49,588	$49,588

Accumulated Depreciation:
Balance at beginning of period/year	$(3,269)	$—	$(2,563)	$(1,630)
Depreciation expense	(18,635)	(3,269)	(586)	(933)

Balance at end of period/year	$(21,904)	$(3,269)	$(3,149)	$(2,563)

(5)	BioMed Realty Trust, Inc. commenced operations on August 11, 2004 after completion of our Offering. Industrial Road is the largest of the properties acquired in the Offering and therefore has been identified as the accounting acquirer, or Predecessor, pursuant to paragraph 17 of SFAS 141. As such, the information presented herein for our Predecessor were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.
See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have an investment in an unconsolidated entity. As we manage this entity, our disclosure controls and procedures with respect to such entity are essentially consistent with those we maintain with respect to our consolidated entities. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
      Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2005, the end of the company’s most recent fiscal year. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.
Changes in Internal Control
      There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 14, 2005 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
      The information concerning our directors and executive officers required by Item 10 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
      Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
      Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information concerning certain relationships and related transactions required by Item 13 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedule
      The following consolidated financial information is included as a separate section of this Annual Report on Form 10-K:

Page

Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets of BioMed Realty Trust, Inc. as of December 31, 2005 and 2004	52
Consolidated Statements of Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Income of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	53
Consolidated Statements of Stockholders’ Equity of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Owners’ Equity of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	54
Consolidated Statements of Comprehensive Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004	55
Consolidated Statement of Cash Flows of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and Consolidated and Combined Statement of Cash Flows of BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004 and Statement of Cash Flows of Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2003	56
Notes to Consolidated Financial Statements	58
Financial Statement — Schedule III	81

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)

3.2	Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)

4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(2)

10.1	Second Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of August 13, 2004.(1)

Exhibit
Number	Description

10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)

10.3	2004 Incentive Award Plan.(1)

10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(3)

10.5	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(2)

10.6	Employment Agreement between BioMed Realty Trust, Inc. and Alan D. Gold dated as of August 6, 2004.(1)

10.7	Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of August 6, 2004.(1)

10.8	Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of August 6, 2004.(1)

10.9	Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of August 6, 2004.(1)

10.10	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of February 27, 2006.(4)

10.11	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(2)

10.12	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(2)

10.13	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(2)

10.14	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(2)

10.15	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(2)

10.16	Stock Purchase Warrant issued to Raymond James & Associates, Inc. dated as of August 11, 2004.(4)

10.17	Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 21, 2004.(2)

10.18	First Amendment to Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 23, 2004.(2)

10.19	Agreement of Purchase and Sale for Partnership Interests among Radnor Properties Associates-II, L.P., Radnor GP-145 KOP, L.L.C., BMR-145 King of Prussia Road GP LLC and BioMed Realty L.P. dated as of June 24, 2004.(2)

10.20	Purchase and Sale Agreement and Escrow Instructions among F&S Hayward, Inc., Foster Enterprises, Syme Family Partners L.P. and BMR-Bridgeview Technology Park LLC dated as of June 10, 2004.(2)

10.21	Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of May 24, 2004.(2)

10.22	Amendment to Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of June 16, 2004.(2)

10.23	Agreement of Purchase and Sale between Elliott Park LLC and BMR-201 Elliott Avenue LLC dated as of June 3, 2004.(2)

10.24	Purchase and Sale Agreement and Escrow Instructions between Illumina, Inc. and BMR-9885 Towne Centre Drive LLC dated as of June 18, 2004.(2)

10.25	Purchase and Sale Agreement and Escrow Instructions among Phase 3 Science Center LLC, Ahwatukee Hills Investors, LLC, J. Alexander’s LLC and BMR-3450 Monte Villa Parkway LLC dated as of June 2, 2004.(2)

Exhibit
Number	Description

10.26	Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 8, 2002.(2)

10.27	First Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of June 21, 2002.(2)

10.28	Second Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 3, 2003.(2)

10.29	Third Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of January 19, 2004.(2)

10.30	Redemption Agreement among Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.), SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P. dated as of June 23, 2004.(2)

10.31	Amended and Restated Build-to-Suit Lease between Inhale 201 Industrial Road, L.P. and Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.).(1)

10.32	Amendment to Amended and Restated Built-to-Suit Lease dated as of January 11, 2005 between BMR-201 Industrial Road LLC and Nektar Therapeutics.(3)

10.33	Revolving Loan Agreement dated as of August 11, 2004 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., the other borrowers and lenders party thereto, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Swing Loan Bank, Keybank National Association, as Syndication Agent, and Royal Bank of Canada, as Documentation Agent.(1)

10.34	Master Loan Agreement dated December 28, 2004 between BMR-Bayshore Boulevard LLC, BMR-3450 Monte Villa Parkway LLC and BMR-9885 Towne Centre Drive LLC, and The Northwestern Mutual Life Insurance Company.(5)

10.35	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.36	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.37	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.38	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.39	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.40	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

10.41	Fraudulent Conveyance Indemnity Agreement dated December 28, 2004 by BioMed Realty Trust, Inc. in favor of The Northwestern Mutual Life Insurance Company.(5)

10.42	BioMed Realty 401(k) Retirement Savings Plan.(3)

10.43	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)

10.44	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)

10.45	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(4)

10.46	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(4)

10.47	Agreement for Purchase of Real Estate, dated as of April 15, 2005, between BioMed Realty, L.P. and The Lyme Timber Company.(6)

10.48	Radnor Technology and Research Center Office and Cafeteria Lease, dated as of June 21, 2002, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)

10.49	First Amendment to Lease, dated as of January 19, 2004, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)

10.50	Second Amendment to Radnor Technology and Research Center Office and Cafeteria Lease, dated as of April 19, 2005, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)

Exhibit
Number	Description

10.51	Secured Term Loan Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(8)

10.52	Form of Secured Term Loan Note.(8)

10.53	Unsecured Credit Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(8)

10.54	Form of Line Note under Unsecured Credit Agreement.(8)

10.55	Form of Term Note under Unsecured Credit Agreement.(8)

10.56	Assumption, Consent and Loan Modification Agreement, dated as of May 31, 2005, by and among KS Parcel D, LLC, The Lyme Timber Company, BioMed Realty Trust, Inc., BMR — 500 Kendall Street LLC and The Variable Annuity Life Insurance Company.(8)

10.57	Promissory Note, dated as of November 21, 2003, to The Variable Annuity Life Insurance Company.(8)

10.58	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of November 21, 2003, in favor of The Variable Annuity Life Insurance Company.(8)

10.59	Lease, dated as of August 28, 2000, by and between Kendall Square, LLC and Genzyme Corporation.(8)

10.60	First Amendment to Lease, dated as of August 1, 2003, by and between Kendall Square, LLC and Genzyme Corporation.(8)

10.61	Lease, dated as of January 18, 2001, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(8)

10.62	First Amendment to Lease, dated as of May 9, 2002, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(8)

10.63	Second Amendment to Lease, dated as of September 16, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)

10.64	Third Amendment to Lease, dated as of December 22, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)

10.65	Fourth Amendment to Lease, dated as of September 30, 2004, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)

10.66	Fifth Amendment to Lease, dated as of April 15, 2005, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)

10.67	Sixth Amendment to Lease, dated as of September 23, 2005, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(9)

10.68	Seventh Amendment to Lease, dated as of January 23, 2006, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(4)

10.69	Lease, dated as of September 17, 1999, by and between Trustees of Fort Washington Realty Trust and Vertex Pharmaceuticals Incorporated.(8)

10.70	Lease, dated March 3, 1995, by and between Fort Washington Limited Partnership and Vertex Pharmaceuticals Incorporated.(8)

10.71	First Amendment to Lease, dated as of December 1996, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

10.72	Second Amendment to Lease, dated as of June 13, 1997, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

Exhibit
Number	Description

10.73	Third Amendment to Lease, dated as of October 1, 1998, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

10.74	Fourth Amendment to Lease, dated as of February 22, 2000, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

10.75	Fifth Amendment to Lease, dated as of May 1, 1999, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

10.76	Sixth Amendment to Lease, dated as of April 6, 2005, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(4)

23.1	Consent of KPMG LLP.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(4)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(4)

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(4)	Filed herewith.

(5)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

(6)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(7)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2005.

(8)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(9)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

/s/ Alan D. Gold

Alan D. Gold
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ John F. Wilson, II

John F. Wilson, II
Chief Financial Officer
(Principal Financial Officer)

/s/ Karen A. Sztraicher

Karen A. Sztraicher
Vice President — Chief Accounting Officer
(Principal Accounting Officer)
Dated: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barbara R. Cambon Barbara R. Cambon	Director	March 14, 2006

/s/ Edward A. Dennis Edward A. Dennis	Director	March 14, 2006

/s/ Gary A. Kreitzer Gary A. Kreitzer	Executive Vice President, General Counsel, Secretary and Director	March 14, 2006

/s/ Mark J. Riedy Mark J. Riedy	Director	March 14, 2006

/s/ Theodore D. Roth Theodore D. Roth	Director	March 14, 2006

/s/ M. Faye Wilson M. Faye Wilson	Director	March 14, 2006