Form 10-K/A
period 2005-12-31
BioMed Realty Trust Inc
filed 2006-03-22
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Explanatory Note
     BioMed Realty Trust, Inc. (“BioMed”) hereby amends Part IV, Item 15 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”), as originally filed with the Securities and Exchange Commission on March 15, 2006 (the “Original Filing”). We are filing this Amendment No. 1 on Form 10-K/A solely to amend and restate the (a) list of Exhibits in Item 15(b) and (b) Consent of KPMG LLP, our independent registered public accounting firm (“KPMG”), which is attached to the Annual Report as Exhibit 23.1. Exhibit 23.1 to the Original Filing inadvertently failed to include a consent to the incorporation by reference of KPMG’s report on (1) the assessment by BioMed’s management of the effectiveness of internal control over financial reporting as of December 31, 2005 and (2) the effectiveness of BioMed’s internal control over financial reporting as of December 31, 2005. The revised Exhibit 23.1 now includes such a consent.
     In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we have set forth the text of Item 15 in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Annual Report. This Amendment does not reflect events occurring after March 15, 2006, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedule
     The following consolidated financial information was included in the Original Filing in the section entitled “Item 8. Financial Statements and Supplementary Data” under the respective page numbers listed below:

Page
Reports of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets of BioMed Realty Trust, Inc. as of December 31, 2005 and 2004	52
Consolidated Statements of Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Income of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	53
Consolidated Statements of Stockholders’ Equity of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004, and Statements of Owners’ Equity of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004 and for the year ended December 31, 2003	54
Consolidated Statements of Comprehensive Income of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004	55
Consolidated Statement of Cash Flows of BioMed Realty Trust, Inc. for the year ended December 31, 2005 and Consolidated and Combined Statement of Cash Flows of BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004 and Statement of Cash Flows of Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2003	56
Notes to Consolidated Financial Statements	58
Financial Statement — Schedule III	81
(b) Exhibits

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)
3.2	Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)

Exhibit
Number	Description
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(2)
10.1	Second Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of August 13, 2004.(1)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan.(1)
10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(3)
10.5	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(2)
10.6	Employment Agreement between BioMed Realty Trust, Inc. and Alan D. Gold dated as of August 6, 2004.(1)
10.7	Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of August 6, 2004.(1)
10.8	Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of August 6, 2004.(1)
10.9	Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of August 6, 2004.(1)
10.10	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of February 27, 2006.(4)
10.11	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.12	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.13	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.14	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.15	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(2)
10.16	Stock Purchase Warrant issued to Raymond James & Associates, Inc. dated as of August 11, 2004.(4)
10.17	Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 21, 2004.(2)
10.18	First Amendment to Agreement to Enter Lease of Real Property between Eastview Holdings LLC and BMR-Landmark at Eastview LLC dated as of June 23, 2004.(2)
10.19	Agreement of Purchase and Sale for Partnership Interests among Radnor Properties Associates-II, L.P., Radnor GP-145 KOP, L.L.C., BMR-145 King of Prussia Road GP LLC and BioMed Realty L.P. dated as of June 24, 2004.(2)
10.20	Purchase and Sale Agreement and Escrow Instructions among F&S Hayward, Inc., Foster Enterprises, Syme Family Partners L.P. and BMR-Bridgeview Technology Park LLC dated as of June 10, 2004.(2)

Exhibit
Number	Description
10.21	Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of May 24, 2004.(2)
10.22	Amendment to Purchase Agreement among Douglas P. Wilson, BMR-Bayshore Boulevard LLC, GAL-Brisbane L.P., Brisbane Tech LLC and Roger C. Stuhlmuller dated as of June 16, 2004.(2)
10.23	Agreement of Purchase and Sale between Elliott Park LLC and BMR-201 Elliott Avenue LLC dated as of June 3, 2004.(2)
10.24	Purchase and Sale Agreement and Escrow Instructions between Illumina, Inc. and BMR-9885 Towne Centre Drive LLC dated as of June 18, 2004.(2)
10.25	Purchase and Sale Agreement and Escrow Instructions among Phase 3 Science Center LLC, Ahwatukee Hills Investors, LLC, J. Alexander’s LLC and BMR-3450 Monte Villa Parkway LLC dated as of June 2, 2004.(2)
10.26	Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 8, 2002.(2)
10.27	First Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of June 21, 2002.(2)
10.28	Second Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of March 3, 2003.(2)
10.29	Third Amendment to Radnor Technology and Research Center Lease between Radnor Properties-145 KOP, L.P. and Centocor, Inc. dated as of January 19, 2004.(2)
10.30	Redemption Agreement among Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.), SciMed Prop III, Inc., 201 Industrial Partnership and Inhale 201 Industrial Road, L.P. dated as of June 23, 2004.(2)
10.31	Amended and Restated Build-to-Suit Lease between Inhale 201 Industrial Road, L.P. and Nektar Therapeutics (formerly known as Inhale Therapeutic Systems, Inc.).(1)
10.32	Amendment to Amended and Restated Built-to-Suit Lease dated as of January 11, 2005 between BMR-201 Industrial Road LLC and Nektar Therapeutics.(3)
10.33	Revolving Loan Agreement dated as of August 11, 2004 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., the other borrowers and lenders party thereto, U.S. Bank National Association, as Administrative Agent, Lead Arranger and Swing Loan Bank, Keybank National Association, as Syndication Agent, and Royal Bank of Canada, as Documentation Agent.(1)
10.34	Master Loan Agreement dated December 28, 2004 between BMR-Bayshore Boulevard LLC, BMR-3450 Monte Villa Parkway LLC and BMR-9885 Towne Centre Drive LLC, and The Northwestern Mutual Life Insurance Company.(5)
10.35	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(5)
10.36	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(5)
10.37	Deed of Trust and Security Agreement (First Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(5)

Exhibit
Number	Description
10.38	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-Bayshore Boulevard LLC in favor of The Northwestern Mutual Life Insurance Company.(5)
10.39	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-3450 Monte Villa Parkway LLC in favor of The Northwestern Mutual Life Insurance Company.(5)
10.40	Deed of Trust and Security Agreement (Second Priority) dated December 28, 2004 by BMR-9885 Towne Centre Drive LLC in favor of The Northwestern Mutual Life Insurance Company.(5)
10.41	Fraudulent Conveyance Indemnity Agreement dated December 28, 2004 by BioMed Realty Trust, Inc. in favor of The Northwestern Mutual Life Insurance Company.(5)
10.42	BioMed Realty 401(k) Retirement Savings Plan.(3)
10.43	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)
10.44	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(3)
10.45	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(4)
10.46	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(4)
10.47	Agreement for Purchase of Real Estate, dated as of April 15, 2005, between BioMed Realty, L.P. and The Lyme Timber Company.(6)
10.48	Radnor Technology and Research Center Office and Cafeteria Lease, dated as of June 21, 2002, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)
10.49	First Amendment to Lease, dated as of January 19, 2004, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)
10.50	Second Amendment to Radnor Technology and Research Center Office and Cafeteria Lease, dated as of April 19, 2005, between BMR-145 King of Prussia Road LP and Centocor, Inc.(7)
10.51	Secured Term Loan Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(8)
10.52	Form of Secured Term Loan Note.(8)
10.53	Unsecured Credit Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(8)
10.54	Form of Line Note under Unsecured Credit Agreement.(8)
10.55	Form of Term Note under Unsecured Credit Agreement.(8)
10.56	Assumption, Consent and Loan Modification Agreement, dated as of May 31, 2005, by and among KS Parcel D, LLC, The Lyme Timber Company, BioMed Realty Trust, Inc., BMR — 500 Kendall Street LLC and The Variable Annuity Life Insurance Company.(8)
10.57	Promissory Note, dated as of November 21, 2003, to The Variable Annuity Life Insurance Company.(8)

Exhibit
Number	Description
10.58	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of November 21, 2003, in favor of The Variable Annuity Life Insurance Company.(8)
10.59	Lease, dated as of August 28, 2000, by and between Kendall Square, LLC and Genzyme Corporation.(8)
10.60	First Amendment to Lease, dated as of August 1, 2003, by and between Kendall Square, LLC and Genzyme Corporation.(8)
10.61	Lease, dated as of January 18, 2001, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(8)
10.62	First Amendment to Lease, dated as of May 9, 2002, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(8)
10.63	Second Amendment to Lease, dated as of September 16, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)
10.64	Third Amendment to Lease, dated as of December 22, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)
10.65	Fourth Amendment to Lease, dated as of September 30, 2004, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)
10.66	Fifth Amendment to Lease, dated as of April 15, 2005, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(8)
10.67	Sixth Amendment to Lease, dated as of September 23, 2005, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(9)
10.68	Seventh Amendment to Lease, dated as of January 23, 2006, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(4)
10.69	Lease, dated as of September 17, 1999, by and between Trustees of Fort Washington Realty Trust and Vertex Pharmaceuticals Incorporated.(8)
10.70	Lease, dated March 3, 1995, by and between Fort Washington Limited Partnership and Vertex Pharmaceuticals Incorporated.(8)
10.71	First Amendment to Lease, dated as of December 1996, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)
10.72	Second Amendment to Lease, dated as of June 13, 1997, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)
10.73	Third Amendment to Lease, dated as of October 1, 1998, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)
10.74	Fourth Amendment to Lease, dated as of February 22, 2000, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)
10.75	Fifth Amendment to Lease, dated as of May 1, 1999, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)

Exhibit
Number	Description
10.76	Sixth Amendment to Lease, dated as of April 6, 2005, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(8)
21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(4)
23.1	Consent of KPMG LLP.(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(10)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(10)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(10)

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(4)	Previously filed.

(5)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2005.

(6)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(7)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2005.

(8)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(9)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

(10)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.
/s/ JOHN F. WILSON, II
John F. Wilson, II
Chief Financial Officer (Principal Financial Officer)

Dated: March 21, 2006