Form 10-Q
period 2006-03-31
BioMed Realty Trust Inc
filed 2006-05-08
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑                                   Accelerated filer ☐                                   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 3, 2006 was 46,781,632.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments in real estate, net	$1,131,917	$1,129,371
Investment in unconsolidated partnership	2,476	2,483
Cash and cash equivalents	30,365	20,312
Restricted cash	5,844	5,487
Accounts receivable, net	5,625	9,873
Accrued straight-line rents, net	10,472	8,731
Acquired above market leases, net	8,925	8,817
Deferred leasing costs, net	130,593	136,640
Deferred loan costs, net	4,507	4,855
Prepaid expenses	2,840	2,164
Other assets	13,333	8,577

Total assets	$1,346,897	$1,337,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$246,377	$246,233
Secured term loan	250,000	250,000
Unsecured line of credit	30,700	17,000
Security deposits	6,883	6,905
Dividends and distributions payable	14,397	13,365
Accounts payable, accrued expenses, and other liabilities	24,196	23,012
Acquired below market leases, net	28,477	29,647

Total liabilities	601,030	586,162

Minority interests	20,367	20,673

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 46,781,632 and 46,634,432 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	466	466
Additional paid-in capital	758,375	757,591
Accumulated other comprehensive income	9,256	5,922
Dividends in excess of earnings	(42,597)	(33,504)

Total stockholders’ equity	725,500	730,475

Total liabilities and stockholders’ equity	$1,346,897	$1,337,310

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Revenues:
Rental	$31,178	$14,230
Tenant recoveries	12,609	7,254
Other income	6	3,021

Total revenues	43,793	24,505

Expenses:
Rental operations	9,543	6,395
Real estate taxes	4,242	1,788
Depreciation and amortization	13,361	6,191
General and administrative	4,347	2,566

Total expenses	31,493	16,940

Income from operations	12,300	7,565

Equity in net income of unconsolidated partnership	20	51
Interest income	160	60
Interest expense	(7,784)	(1,411)

Income before minority interests	4,696	6,265

Minority interest in consolidated partnerships	54	109
Minority interests in operating partnership	(276)	(538)

Net income	$4,474	$5,836

Basic earnings per share	$0.10	$0.19

Diluted earnings per share	$0.10	$0.19

Weighted-average common shares outstanding:

Basic	46,369,605	31,129,613

Diluted	49,518,010	34,148,820

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(Unaudited)
Operating activities:
Net income	$4,474	$5,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,361	6,191
Minority interest in consolidated partnerships	(54)	(109)
Minority interests in operating partnership	276	538
Bad debt expense	73	—
Revenue reduction attributable to acquired above market leases	592	463
Revenue recognized related to acquired below market leases	(1,170)	(310)
Compensation expense related to restricted common stock	784	707
Amortization of loan fees and costs	339	129
Amortization of debt premium	(605)	(261)
Income from unconsolidated partnership	(20)	(51)
Distributions received from unconsolidated partnership	27	16
Changes in operating assets and liabilities:
Restricted cash	(357)	(102)
Accounts receivable	4,175	(3,418)
Accrued straight-line rents	(1,741)	(918)
Deferred leasing costs	(29)	(320)
Prepaid expenses	(676)	(623)
Other assets	(137)	123
Due to affiliates	—	(53)
Security deposits	(22)	388
Accounts payable, accrued expenses and other liabilities	2,055	1,168

Net cash provided by operating activities	21,345	9,394

Investing activities:
Purchases of interests in and additions to rental property and related intangible assets	(9,692)	(30,606)
Minority interest investment in consolidated partnerships	302	565
Receipts of master lease payments (reduction to rental property)	300	786
Security deposits received from prior owners of rental property	—	8
Additions to non-real estate assets	(334)	(57)
Funds held in escrow for acquisitions (other assets)	(959)	(2,225)

Net cash used in investing activities	(10,383)	(31,529)

Financing activities:
Refund (payment) of loan costs	9	(34)
Line of credit proceeds	13,700	19,500
Principal payments on mortgage notes payable	(1,253)	(381)
Distributions to operating partnership unit holders	(773)	(775)
Dividends paid	(12,592)	(8,474)

Net cash (used in) provided by financing activities	(909)	9,836

Net increase (decrease) in cash and cash equivalents	10,053	(12,299)
Cash and cash equivalents at beginning of period	20,312	27,869

Cash and cash equivalents at end of period	$30,365	$15,570

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $236 and $25, respectively)	$7,720	$1,273
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	13,567	8,487
Accrual for distributions declared for operating partnership unit holders	830	775
Mortgage loans assumed (includes premium of $236 for three months ended March 31, 2006)	2,002	—
Accrued construction and tenant improvement costs	2,629	741
Accrued additions to non-real estate assets	116	28
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties and primary acquisition targets are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     As of March 31, 2006, the Company owned or had interests in 42 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 63 buildings with approximately 4.8 million rentable square feet of laboratory and office space, which was approximately 89.2% leased to 86 tenants. Of the approximately 514,000 square feet of unleased space, 356,000 square feet, or 69.3 % of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 799,000 rentable square feet of laboratory and office space.
2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2005.
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
Investments in Partnerships
     The Company evaluates its investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46(R) provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or

(3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
     On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships are impaired.
Investments in Real Estate
     Investment in real estate, net consists of the following (in thousands):

	March 31, 2006	December 31, 2005
Land	$149,584	$146,421
Ground lease	14,210	14,210
Buildings and improvements	965,260	962,482
Construction in progress	10,952	8,582
Tenant improvements	20,790	19,580

	1,160,796	1,151,275
Accumulated depreciation	(28,879)	(21,904)

	$1,131,917	$1,129,371

     The purchase prices of our acquisitions completed in 2006 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than 12 months from the date of acquisition.
     The balance of acquired above market leases was comprised as follows (in thousands):

	March 31,	December 31,
	2006	2005
Acquired above market leases	$11,579	$10,879
Accumulated amortization	(2,654)	(2,062)

	$8,925	$8,817

     The balance of acquired below market leases was comprised as follows (in thousands):

	March 31,	December 31,
	2006	2005
Acquired below market leases	$33,230	$33,230
Accumulated amortization	(4,753)	(3,583)

	$28,477	$29,647

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2006, no assets have been identified as impaired.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity is recorded at cost and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

     The balance at March 31, 2006 was comprised as follows (in thousands):

	Balance at	Accumulated
	March 31, 2006	Amortization	Net
Acquired in-place leases	$149,621	$(28,382)	$121,239
Acquired management agreements	10,717	(3,008)	7,709
Deferred leasing and other direct costs	2,055	(410)	1,645

	$162,393	$(31,800)	$130,593

     The balance at December 31, 2005 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2005	Amortization	Net
Acquired in-place leases	$149,312	$(22,577)	$126,735
Acquired management agreements	10,717	(2,505)	8,212
Deferred leasing and other direct costs	2,026	(333)	1,693

	$162,055	$(25,415)	$136,640

Accumulated Other Comprehensive Income
     The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Net income	4,474	5,836
Unrealized gain on interest rate swap agreements	3,334	—

Comprehensive income	7,808	5,836

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
Incentive Awards
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees be recognized in the income statement based on their fair values. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods. Prior to the adoption of SFAS 123(R), the Company followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148. SFAS 123 required that compensation expense be recorded for the fair-value of restricted stock granted to employees and non-employee directors. The treatment of restricted stock grants under SFAS 123(R) does not materially differ from the treatment under SFAS 123.
     The Company adopted SFAS 123(R) using a modified prospective application as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption. The impact of adopting SFAS 123(R) on all previously granted awards approximates the impact of using SFAS 123, therefore no change in the amount recognized for these awards in the current period is necessary.
Management’s Estimates
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at March 31, 2006 and 2005 amounted to 5.81% and 8.44%, respectively, of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing on October 1, 2005, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 10% interest of a member in the limited liability company that owns the Waples property, and the 10% interest of a member in the limited liability company that owns the Fairview property, which are consolidated entities of the Company.
4. Mortgage Notes Payable
     A summary of our outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated
	Fixed	Effective	Principal Balance
	Interest	Interest	March 31,	December 31,
	Rate	Rate	2006	2005	Maturity Date
Ardentech Court	7.25%	5.06%	$4,724	$4,746	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	16,014	16,107	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,703	11,732	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,195	2,211	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,403	16,526	November 24, 2007
40 Erie Street	7.34%	4.90%	19,416	19,575	August 1, 2008
Kendall Square D	6.38%	5.45%	72,046	72,395	December 1, 2018
Lucent Drive	5.50%	5.50%	5,869	5,899	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,749	9,805	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,931	6,952	September 1, 2012
Science Center Drive	7.65%	5.04%	11,541	11,577	July 1, 2011
Sidney Street	7.23%	5.11%	31,258	31,426	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,267	22,396	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,745	—	May 1, 2015

			231,861	231,347
Unamortized premium			14,516	14,886

			$246,377	$246,233

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
5. Credit Facilities
     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on the Company’s new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $901,000 were fully amortized in the three months ended June 30, 2005.

     On May 31, 2005, the Company entered into three credit facilities with KeyBank National Association and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which the Company initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the unsecured term loan and secured term loan. The unsecured revolving credit facility has a maturity date of May 30, 2008 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 120 to 200 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 50 basis points and (b) the federal funds rate then in effect plus a spread which ranges from 50 to 100 basis points, in each case, depending on our leverage. The Company may extend the maturity date of the unsecured credit facility to May 30, 2009 after satisfying certain conditions and paying an extension fee, and the Company may increase the amount of the revolving credit facility to $400.0 million upon satisfying certain conditions. The secured term loan, which has a maturity date of May 30, 2010, is secured by 14 of our properties and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. The Company may not prepay the secured term loan prior to May 31, 2006. The Company entered into an interest rate swap agreement in connection with the closing of the credit facilities, which will have the effect of fixing the interest rate on the secured term loan at 6.4%. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering and terminated on June 27, 2005. Accordingly, related loan costs of $1.1 million were fully amortized in the three months ended June 30, 2005. At March 31, 2006, the Company had $30.7 million in outstanding borrowings on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.
     The terms of the credit agreements include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not for any fiscal quarter ended on or prior to September 30, 2005 or during any four consecutive quarters thereafter, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments or make distributions in excess of 100% of funds available for distribution, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2006.
     As of March 31, 2006, principal payments due for our consolidated indebtedness (mortgage notes payable, secured term loan, and unsecured line of credit – excluding debt premium of $14.5 million) were as follows (in thousands):

2006	$4,248
2007	21,352
2008	54,837
2009	4,784
2010	297,186
Thereafter	130,154

$512,561

6. Earnings Per Share
     Earnings per share (“EPS”) is calculated based on the weighted number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted or has been committed to be granted, and the assumed exercise of the stock warrant, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the quarters ended March 31, 2006 and 2005. No shares were considered antidilutive as of March 31, 2006 and 2005.

     The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Net income attributable to common shares	$4,474	$5,836
Minority interests in operating partnership	276	538

Adjusted net income attributable to common shares	$4,750	$6,374

Weighted-average common shares outstanding:
Basic	46,369,605	31,129,613
Incremental shares from assumed conversion/exercise:
Stock warrant	121,234	75,047
Vesting of restricted stock	163,607	73,596
Operating partnership units	2,863,564	2,870,564

Diluted	49,518,010	34,148,820

Earnings per share — basic and diluted	$0.10	$0.19

7. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company, and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Compensation cost for these incentive awards is measured based on the fair value of the award on the grant date and is recognized as expense over the respective vesting period, which is generally two to three years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s preference and the type of award granted. Through March 31, 2006, the Company has only awarded restricted stock grants, which may only be settled for stock.
     During the three months ended March 31, 2006 and 2005, the Company granted 147,200 shares of unvested restricted stock with an aggregate value of $4.0 million, and 46,225 shares of unvested restricted stock with an aggregate value of $936,000 under the Plan, respectively. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period. For the three months ended March 31, 2006 and 2005, $784,000 and $707,000, respectively, of stock-based compensation expense was recognized in general and administrative expense. As of March 31, 2006, total compensation expense related to unvested awards of $6.4 million will be recognized in the future over a weighted average period of 1.8 years.
     A summary of our unvested restricted stock as of March 31, 2006 and 2005 is presented below:

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value
Unvested Restricted Stock at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Unvested Restricted Stock at March 31, 2006	338,498	$22.32

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value
Unvested Restricted Stock at January 1, 2005	336,333	$15.03
Granted	46,225	20.24
Vested	(109,440)	15.03

Unvested Restricted Stock at March 31, 2005	273,118	$15.91

8. Segment Information
     The Company’s segments are based on its methods of internal reporting which generally classifies operations by geographic area. The Company’s reporting segments by geographic area are Boston, San Francisco, San Diego, Seattle, New York/New Jersey, Pennsylvania, and Maryland. The rental operations expenses at the “Corporate” segment consist primarily of the corporate level management of the properties.
     Net Operating Income is not a measure of operating results or cash flows from operating activities as measured by GAAP, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate Net Operating Income in the same manner. The Company considers Net Operating Income to be an appropriate supplemental measure to net income because it helps both investors and management to understand the core operations of the Company’s properties. Net Operating Income is derived by deducting rental operations expenses from total revenues.
     Information by geographic area (dollars in thousands):
     For the quarter ended March 31, 2006:

					New York			University
		San			and			related/
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	other	Corporate	Total
Rental revenues and tenant recoveries	$17,282	$4,973	$4,384	$2,199	$7,949	$5,166	$1,020	$819	$(5)	$43,787
Rental operations and real estate tax expenses	4,161	710	988	300	5,037	2,405	104	160	(80)	13,785

Net operating income	13,121	4,263	3,396	1,899	2,912	2,761	916	659	75	30,002
Equity in net income of unconsolidated partnership	—	—	20	—	—	—	—	—	—	20
Other income	1	—	—	—	—	—	—	—	5	6
Interest income	37	50	10	2	8	23	1	1	28	160
Depreciation and amortization	(5,139)	(2,180)	(1,731)	(798)	(1,753)	(1,384)	(176)	(200)	—	(13,361)
General and administrative	—	—	(2)	—	—	—	—	—	(4,345)	(4,347)
Interest expense	(1,749)	(285)	(497)	(281)	—	(49)	—	(81)	(4,842)	(7,784)
Minority interests	—	—	—	—	—	54	—	—	(276)	(222)

Net income	$6,271	$1,848	$1,196	$822	$1,167	$1,405	741	379	$(9,355)	$4,474

Investment in unconsolidated partnership	—	—	$2,476	—	—	—	—	—	—	$2,476

Total assets	$574,409	$208,993	$157,110	$70,803	$108,009	$141,970	$31,858	$26,384	$27,361	$1,346,897

					New York
		San			and			University
	Boston	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	related/other	Corporate	Total
% of total revenues	39.4%	11.4%	10.0%	5.0%	18.2%	11.8%	2.3%	1.9%	0.0%	100.0%
% of total rental operations expenses	30.1%	5.2%	7.2%	2.2%	36.5%	17.4%	0.8%	1.2%	(0.6)%	100.0%

% of total net operating income	43.7%	14.2%	11.3%	6.3%	9.7%	9.2%	3.1%	2.2%	0.3%	100.0%

     For the quarter ended March 31, 2005:

				New York
	San			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Corporate	Total
Rental revenues and tenant recoveries	$3,570	$3,728	$2,233	$7,887	$3,053	$1,020	$(7)	$21,484
Rental operations and real estate tax expenses	603	789	325	5,030	1,639	100	(303)	8,183

Net operating income	2,967	2,939	1,908	2,857	1,414	920	296	13,301
Equity in net loss of unconsolidated partnership	—	51	—	—	—	—	—	51
Other income	3,004	—	—	—	—	—	17	3,021
Interest income	8	2	—	1	1	—	48	60
Depreciation and amortization	(1,335)	(1,449)	(796)	(1,539)	(896)	(176)	—	(6,191)
General and administrative	—	—	—	—	—	—	(2,566)	(2,566)
Interest expense	(422)	(411)	(336)	—	(27)	—	(215)	(1,411)
Minority interests	—	—	—	—	109	—	(538)	(429)

Net income	$4,222	$1,132	$776	$1,319	$601	$744	$(2,958)	$5,836

Investment in unconsolidated partnership	—	$2,505	—	—	—	—	—	$2,505

Total assets	$153,670	$134,239	$70,700	$109,558	$93,088	$32,409	$7,950	$601,614

				New York
	San			and
	Francisco	San Diego	Seattle	New Jersey	Pennsylvania	Maryland	Corporate	Total
% of total revenues.	16.6%	17.3%	10.4%	36.7%	14.2%	4.8%	0.0%	100.0%
% of total rental operations expenses	7.4%	9.6%	4.0%	61.5%	20.0%	1.2%	(3.7)%	100.0%

% of total net operating income	22.4%	22.1%	14.3%	21.5%	10.6%	6.9%	2.2%	100.0%

9. Property Acquisitions
     The Company acquired interests in two properties during the three months ended March 31, 2006 (in thousands):

			Above	Deferred Leasing Costs		Below	Mortgage	Mortgage	Total
	Acquisition	Investment	Market	In place	Management	Market	Note	Note	Cash
Property	Date	in Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration
Fairview Avenue	1/12/2006	$2,703	$—	$—	$—	$—	$—	$—	$2,703
900 Uniqema Boulevard	1/13/2006	4,106	700	310	—	—	(1,766)	(236)	3,114

		$6,809	$700	$310	$—	$—	$(1,766)	$(236)	$5,817

Weighted average intangible amortization life (in months)		—	107	107	—	—	—	109	—

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
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005 and the first quarter of 2006, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
     As of March 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of March 31, 2006, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At March 31, 2006, the interest rate swap agreement had a fair value of $9.3 million, which is included in other assets. The change in net unrealized gains of $3.3 million in the three months ended March 31, 2006 for derivatives designated as cash flow hedges is reflected on the consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. An immaterial amount of hedge ineffectiveness on our cash flow hedge due to mismatches in maturity dates of the swap and debt was recognized in other income during the three months ended March 31, 2006.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects recognition of $230,000 of net realized gains from accumulated other comprehensive income to interest expense for the three months ended March 31, 2006.
     The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair value of the put and call options was $325,000 and $317,000 at March 31, 2006 and December 31, 2005, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net change in fair value of the put and call options of $9,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively, which is recorded as a charge to expense on the consolidated statements of income.
     The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after completion of the initial tenant improvements at the property. If the put option is not exercised, then the Company has a call option to purchase the other member’s interest after the second anniversary of the limited liability company agreement, January 25, 2007, but only while the Waples property is stabilized. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair value of the project at that time.
     The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at that time. At March 31, 2006, the net fair value of the put and call options were equal to each member’s equity investment.
11. Subsequent Events
     On April 7, 2006, the Company completed the acquisition of a property located at 58 Charles Street in Cambridge, Massachusetts. The property consists of a 47,912 square-foot three-story office/laboratory facility. The total purchase price of approximately $13.2 million was paid in cash.
     On May 2, 2006, the Company signed a definitive purchase and sale agreement with Human Genome Sciences, Inc. to acquire Human Genome Sciences’ large-scale manufacturing and headquarters office and laboratory facilities located in Rockville, Maryland. The portfolio includes a total of approximately 925,000 rentable square feet of existing laboratory, office and manufacturing space, with the headquarters facility consisting of three recently constructed buildings and a parking structure, as well as undeveloped land that management estimates can support over 500,000 rentable square feet of additional laboratory and office space. The total purchase price is approximately $425 million, excluding closing costs. The acquisition is anticipated to close in the second quarter of 2006, and is subject to customary closing conditions. The Company has secured a commitment from KeyBank National Association for a bridge loan in an amount equal to approximately $152.5 million. The net proceeds of the bridge loan will be used to fund a portion of the purchase price of the acquisition.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or our target markets; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2005. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
     As of March 31, 2006, we owned or had interests in 42 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 63 buildings with approximately 4.8 million rentable square feet of laboratory and office space, which was approximately 89.2% leased to 86 tenants. Of the approximately 514,000 square feet of unleased space, 356,000 square feet, or 69.3% of our unleased square footage, was under redevelopment. We also owned undeveloped land that we estimate can support up to 799,000 rentable square feet of laboratory and office space.
     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.
Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2006, our property portfolio was 89.2% leased to 86 tenants. Approximately 3.0% of our leased square footage expires during the remainder of 2006 and approximately 12.0% of our leased square footage expires during 2007. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which will expire in 2008. The master lease at our Bayshore Boulevard property expired in February 2006.
     The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities.
Critical Accounting Policies
     A more complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2005.
     On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees be recognized in the income statement based on their fair values. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods. Prior to the adoption of SFAS 123(R), we followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148. SFAS 123 required that compensation expense be recorded for the fair-value of restricted stock granted to employees and non-employee directors. The treatment of restricted stock grants under SFAS 123(R) does not materially differ from the treatment under SFAS 123.
     We adopted SFAS 123(R) using a modified prospective application as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption. The impact of adopting SFAS 123(R) on all previously granted awards approximates the impact of using SFAS 123, therefore no change in the amount recognized for these awards in the current period is necessary.
Results of Operations
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005
     Rental Revenues. Rental revenues increased $17.0 million to $31.2 million for the three months ended March 31, 2006 compared to $14.2 million for the three months ended March 31, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property rental revenues increased $471,000, or 3.2%, for the three months ended March 31, 2006 compared to the same period in 2005.
     Tenant Recoveries. Revenues from tenant reimbursements increased $5.3 million to $12.6 million for the three months ended March 31, 2006 compared to $7.3 million for the three months ended March 31, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property tenant recoveries increased $323,000, or 4.5%, for the three months ended March 31, 2006 compared to the same period in 2005.
     Other Income. Other income decreased $3.0 million to $6,000 for the three months ended March 31, 2006 compared to $3.0 million for the three months ended March 31, 2005. The balance for the three months ended March 31, 2005 is comprised of a gain on early termination of lease of a portion of the Nektar lease at Industrial Road of $3.0 million.
     Rental Operations Expense. Rental operations expenses increased $3.1 million to $9.5 million for the three months ended March 31, 2006 compared to $6.4 million for the three months ended March 31, 2005. The increase was primarily due to the inclusion of rental property operations expenses for acquired properties during 2005 and 2006, offset by a decrease in same property rental operations expense of $17,000, or 0.3% for the three months ended March 31, 2006 compared to the same period in 2005.
     Real Estate Tax Expense. Real estate tax expense increased $2.4 million to $4.2 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2005 and 2006, as well as the increase in same property real estate tax expense of $110,000, or 6.3% for the three months ended March 31, 2006 compared to the same period in 2005.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.2 million to $13.4 million for the three months ended March 31, 2006 compared to $6.2 million for the three months ended March 31, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2005 and 2006.
     General and Administrative Expenses. General and administrative expenses increased $1.7 million to $4.3 million for the three months ended March 31, 2006 compared to $2.6 million for the three months ended March 31, 2005. The increase was primarily due to the hiring of new personnel and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.
     Interest Income. Interest income increased $100,000 to $160,000 for the three months ended March 31, 2006 compared to $60,000 for the three months ended March 31, 2005. This is primarily due to interest earned on an increase in invested funds, and an increase in interests rates for the three months ended March 31, 2006 versus the three months ended March 31, 2005.
     Interest Expense. Interest expense increased $6.4 million to $7.8 million for the three months ended March 31, 2006 compared to $1.4 million for the three months ended March 31, 2005. The increase in interest is a result of more overall debt outstanding during 2006 partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium, which decreased interest expense by $605,000 compared to $261,000 in 2005.
     Minority Interest in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $55,000 to $54,000 for the three months ended March 31, 2006 compared to $109,000 for the three months ended March 31, 2005. The decrease is a result of a decrease in the net loss of the King of Prussia limited partnership.
     Minority Interests in Operating Partnership. Minority interests in operating partnerships decreased $262,000 to ($276,000) for the three months ended March 31, 2006 compared to ($538,000) for the three months ended March 31, 2005. The decrease in minority interest is related to a decrease in the percentage of ownership of the operating partnership unit holders due to our follow-on offering in June 2005 and corresponding decreases in the income allocable to minority interests for the operating partnership.
Cash Flows
Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands)

Net cash provided by operating activities	$21,345	$9,394	$11,951
Net cash used in investing activities	(10,383)	(31,529)	21,146
Net cash (used in) provided by financing activities	(909)	9,836	(10,745)
Ending cash balance	30,365	15,570	14,795
     Cash and cash equivalents were $30.4 million and $15.6 million, respectively, at March 31, 2006 and March 31, 2005.
     Net cash provided by operating activities increased $11.9 million to $21.3 million for the three months ended March 31, 2006 compared to $9.4 million for the three months ended March 31, 2005. The increase was primarily due to the increases in operating income before depreciation and amortization, and changes in other operating assets and liabilities.
     Net cash used in investing activities decreased $21.1 million to $10.4 million for the three months ended March 31, 2006 compared to $31.5 million for the three months ended March 31, 2005. The decrease was primarily due to a decrease of cash paid to acquire interests in real estate entities, funds held in escrow for acquisitions, and receipts of master lease payments.
     Net cash (used in) provided by financing activities decreased $10.7 million to ($909,000) for the three months ended March 31, 2006 compared to $9.8 million for the three months ended March 31, 2005. The decrease was primarily due to higher principal payments on mortgage loans, higher payments of dividends and distributions, and lower borrowings under our unsecured line of credit.

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
     The following table provides the calculation of our FFO and a reconciliation to net income (in thousands, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2006	March 31, 2005
Net income	$4,474	$5,836
Adjustments
Minority interests in operating partnership	276	538
Depreciation and amortization — real estate assets	13,381	6,180

Funds from operations	$18,131	$12,554

Funds from operations per share — diluted	$0.37	$0.37

Weighted-average common shares outstanding — diluted	49,518,010	34,148,820

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
     We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our leases, and minimal unreimbursed operating expenses generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.
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
     Our total market capitalization at March 31, 2006 was approximately $2.0 billion based on the market closing price of our common stock at March 31, 2005 of $29.64 per share (assuming the conversion of 2,863,564 operating partnership units into common stock) and our debt outstanding was approximately $527.1 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 26.4% at March 31, 2006. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
     At March 31, 2006, we had $30.7 million in outstanding borrowings on our $250.0 million unsecured revolving credit facility and $250.0 million in outstanding borrowings on our secured term loan.
Off Balance Sheet Arrangements
     As of March 31, 2006, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity (“VIE”) as defined in FIN 46(R); however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At March 31, 2006, our share of the debt related to this investment was equal to approximately $2.2 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $17.0 million and $11.0 million, respectively, at March 31, 2006, and were $17.1 million and $11.0 million, respectively, at December 31, 2005. Our equity in net income of McKellar Court was $20,000 and $51,000 for the three months ended March 31, 2006 and 2005, respectively.
     We have been determined to be the primary beneficiary in two other variable interest entities, which we consolidate.
Cash Distribution Policy
     We elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
     From our initial public offering through March 31, 2006, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.7897 per common share and unit, representing one quarterly dividend of $0.29 in the first quarter of 2006, five full quarterly dividends of $0.27 in 2005 and the fourth quarter of 2004 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.

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
     Our revolving credit facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.
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
     As of March 31, 2006, our consolidated debt consisted of 14 fixed-rate notes with a carrying value of $246.4 million (including $14.5 million of unamortized premium) and a weighted-average effective interest rate of 5.06%, our revolving credit facility with an outstanding balance of $30.7 million at a weighted average interest rate of 6.13% and our secured term loan with an outstanding balance of $250.0 million. We have entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At March 31, 2006, the fair value of the fixed-rate debt was estimated to be $237.1 million compared to the net carrying value of $246.4 million (including $14.5 million of premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of March 31, 2006 in relation to total assets of $1.3 billion and equity market capitalization of $1.5 billion of our common stock and operating units. At March 31, 2006, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.
     Based on our revolving credit facility balance at March 31, 2006, a 1% change in interest rates would change our interest costs by $307,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assume no changes in our financial structure.
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
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006, we appointed a new Chief Financial Officer in March 2006.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     There are no material changes to the Risk Factors described under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of March 27, 2006.(1)

10.2	Employment Agreement between BioMed Realty Trust, Inc. and R. Kent Griffin dated as of March 27, 2006.(1)

10.3	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of February 27, 2006.(2)

10.4	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(2)

10.5	Seventh Amendment to Lease, dated as of January 23, 2006, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.
Dated: May 5, 2006	/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ R. KENT GRIFFIN, JR.
R. Kent Griffin, Jr.
Chief Financial Officer (Principal Financial Officer)