Form 10-Q
period 2006-06-30
BioMed Realty Trust Inc
filed 2006-08-08
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2006 was 57,228,732.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments in real estate, net	$1,589,788	$1,129,371
Investment in unconsolidated partnership	2,454	2,483
Cash and cash equivalents	23,093	20,312
Restricted cash	5,249	5,487
Accounts receivable, net	2,981	9,873
Accrued straight-line rents, net	12,855	8,731
Acquired above market leases, net	8,625	8,817
Deferred leasing costs, net	126,549	136,640
Deferred loan costs, net	6,282	4,855
Prepaid expenses	2,362	2,164
Other assets	26,714	8,577

Total assets	$1,806,952	$1,337,310

LIABILITIES AND STOCKHOLDERS’ EQUITY

Mortgage notes payable, net	$244,402	$246,233
Secured term loan	250,000	250,000
Secured bridge loan	150,000	—
Unsecured line of credit	60,800	17,000
Security deposits	7,264	6,905
Dividends and distributions payable	17,427	13,365
Accounts payable, accrued expenses, and other liabilities	23,611	23,012
Acquired below market leases, net	27,529	29,647

Total liabilities	781,033	586,162

Minority interests	19,907	20,673

Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 57,228,732 and 46,634,432 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	571	466
Additional paid-in capital	1,045,831	757,591
Accumulated other comprehensive income	11,646	5,922
Dividends in excess of earnings	(52,036)	(33,504)

Total stockholders’ equity	1,006,012	730,475

Total liabilities and stockholders’ equity	$1,806,952	$1,337,310

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Revenues:
Rental	$36,556	$19,990
Tenant recoveries	12,839	8,556
Other income	64	—

Total revenues	49,459	28,546

Expenses:
Rental operations	9,642	6,721
Real estate taxes	4,587	2,476
Depreciation and amortization	14,714	8,476
General and administrative	4,206	2,695

Total expenses	33,149	20,368

Income from operations	16,310	8,178

Equity in net income of unconsolidated partnership	22	20
Interest income	435	119
Interest expense	(9,253)	(6,812)

Income before minority interests	7,514	1,505

Minority interests in consolidated partnerships	46	65
Minority interests in operating partnership	(402)	(130)

Net income	$7,158	$1,440

Basic earnings per share	$0.14	$0.05

Diluted earnings per share	$0.14	$0.05

Weighted-average common shares outstanding:

Basic	51,394,117	31,861,536

Diluted	54,534,393	34,893,367

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(Unaudited)
Revenues:
Rental	$67,734	$34,276
Tenant recoveries	25,448	15,810
Other income	70	2,948

Total revenues	93,252	53,034

Expenses:
Rental operations	19,185	13,116
Real estate taxes	8,828	4,264
Depreciation and amortization	28,075	14,667
General and administrative	8,554	5,245

Total expenses	64,642	37,292

Income from operations	28,610	15,742

Equity in net income of unconsolidated partnership	42	71
Interest income	595	180
Interest expense	(17,037)	(8,223)

Income before minority interests	12,210	7,770

Minority interests in consolidated partnerships	100	174
Minority interests in operating partnership	(678)	(668)

Net income	$11,632	$7,276

Basic earnings per share	$0.24	$0.23

Diluted earnings per share	$0.24	$0.23

Weighted-average common shares outstanding:

Basic	48,895,318	31,514,608

Diluted	52,062,831	34,544,121

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

		Six Months
	Six Months	Ended
	Ended	June 30, 2005
	June 30, 2006	(revised - See note 2)
	(Unaudited)
Operating activities:
Net income	$11,632	$7,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,075	14,667
Minority interests in consolidated partnerships	(100)	(174)
Minority interests in operating partnership	678	668
Bad debt expense	53	200
Revenue reduction attributable to acquired above market leases	1,220	813
Revenue recognized related to acquired below market leases	(2,371)	(991)
Compensation expense related to restricted common stock	1,811	1,531
Amortization of deferred loan costs	719	2,333
Amortization of debt premium on mortgage notes payable	(1,220)	(650)
Income from unconsolidated partnership	(42)	(71)
Distributions received from unconsolidated partnership	71	51
Changes in operating assets and liabilities:
Restricted cash	238	(2,122)
Accounts receivable	6,916	(4,053)
Accrued straight-line rents	(4,124)	(2,314)
Deferred leasing costs	(1,197)	(438)
Prepaid expenses	(198)	(1,096)
Other assets	118	(46)
Due to affiliates	—	(53)
Security deposits	61	437
Accounts payable, accrued expenses and other liabilities	2,407	4,517

Net cash provided by operating activities	44,747	20,485

Investing activities:
Purchases of interests in and additions to real estate and related intangible assets	(478,515)	(486,455)
Minority interest investment in consolidated partnerships	316	564
Receipts of master lease payments	454	1,303
Security deposits received from prior owners of rental property	298	708
Additions to non-real estate assets	(711)	(189)
Funds held in escrow for acquisitions	(11,810)	450

Net cash used in investing activities	(489,968)	(483,619)

Financing activities:
Proceeds from common stock offering	298,999	340,256
Payment of offering costs	(12,397)	(16,106)
Payment of loan costs	(2,026)	(6,158)
Line of credit proceeds	82,030	227,175
Line of credit payments	(38,230)	(227,175)
Secured term loan proceeds	—	250,000
Unsecured term loan proceeds	—	100,000
Unsecured term loan payments	—	(100,000)
Secured bridge loan proceeds	150,000	—
Principal payments on mortgage notes payable	(2,612)	(1,202)
Distributions to operating partnership unit holders	(1,603)	(1,550)
Dividends paid	(26,159)	(16,961)

Net cash provided by financing activities	448,002	548,279

Net increase in cash and cash equivalents	2,781	85,145
Cash and cash equivalents at beginning of period	20,312	27,869

Cash and cash equivalents at end of period	$23,093	$113,014

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $571 and $171, respectively)	$16,585	$4,288
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	16,596	8,490
Accrual for distributions declared for operating partnership unit holders	830	775
Mortgage loans assumed (includes premium of $236 and $11,229, respectively)	2,001	149,434
Accrued additions to real estate and related intangible assets	2,648	8,442
Accrued additions to non-real estate assets	—	83
Accrued additions to pre-acquisition costs	171	19
Accrued deferred loan costs	120	37
Accrued offering costs	68	474
Master lease payment receivable	(77)	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties and primary acquisition targets are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     On June 7, 2006, the Company completed a follow-on common stock offering of 10,436,250 shares at $28.65 per share, resulting in net proceeds of $286.5 million.
     As of June 30, 2006, the Company owned or had interests in 47 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 71 buildings with approximately 5.9 million rentable square feet of laboratory and office space, which was approximately 91.4% leased to 94 tenants. Of the approximately 505,000 square feet of unleased space, 344,000 square feet, or 68.2 % of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 1,299,000 rentable square feet of laboratory and office space.
2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2005.
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
     The Company also utilizes EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing limited liability companies and partnerships accounted for under the equity method may be required.
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management does not believe that the carrying values of any of the Company’s investments in partnerships are impaired.
Investments in Real Estate
     Investment in real estate, net consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Land	$192,970	$146,421
Ground lease	14,210	14,210
Buildings and improvements	1,356,987	962,482
Construction in progress	22,287	8,582
Tenant improvements	40,548	19,580

	1,627,002	1,151,275
Accumulated depreciation	(37,214)	(21,904)

	$1,589,788	$1,129,371

     The purchase prices of our acquisitions completed in 2006 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of acquisition.
     The balance of acquired above market leases was comprised as follows (in thousands):

	June 30,	December 31,
	2006	2005
Acquired above market leases	$11,907	$10,879
Accumulated amortization	(3,282)	(2,062)

	$8,625	$8,817

     The balance of acquired below market leases was comprised as follows (in thousands):

	June 30,	December 31,
	2006	2005
Acquired below market leases	$33,483	$33,230
Accumulated amortization	(5,954)	(3,583)

	$27,529	$29,647

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If lower than the carrying amount of the assets, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2006, no assets have been identified as impaired.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity is recorded at cost and amortized on a straight-line basis over the terms of the respective leases, ranging from three months to twelve years. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
     The balance at June 30, 2006 was comprised as follows (in thousands):

	Balance at	Accumulated
	June 30, 2006	Amortization	Net
Acquired in-place leases	$150,977	$(34,207)	$116,770
Acquired management agreements	10,727	(3,493)	7,234
Deferred leasing and other direct costs	3,026	(481)	2,545

	$164,730	$(38,181)	$126,549

     The balance at December 31, 2005 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2005	Amortization	Net
Acquired in-place leases	$149,312	$(22,577)	$126,735
Acquired management agreements	10,717	(2,505)	8,212
Deferred leasing and other direct costs	2,026	(333)	1,693

	$162,055	$(25,415)	$136,640

Accumulated Other Comprehensive Income
     The following tables provide a reconciliation of comprehensive income/(loss) (in thousands):

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income	7,158	1,440
Unrealized gain/(loss) on interest rate swap agreements	2,390	(1,765)

Comprehensive income/(loss)	9,548	(325)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Net income	11,632	7,276
Unrealized gain/(loss) on interest rate swap agreements	5,724	(1,765)

Comprehensive income	17,356	5,511

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
     Substantially all operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of lease agreements, but are dependent on several factors, including occupancy and lease terms. Revenue is recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
     Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. A gain on early termination of a lease of $3.0 million for the six months ended June 30, 2005 is included in other income on the consolidated statements of income and was due to the early termination of a portion of the Nektar lease at our Industrial Road property. Accordingly, the related deferred lease commissions and remaining other related intangible assets have been fully amortized.
Incentive Awards
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees be recognized in the income statement based on their fair value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods. Prior to the adoption of SFAS 123(R), the Company followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148. SFAS 123 required that compensation expense be recorded for the fair-value of restricted stock granted by the Company to employees and non-employee directors. The treatment of restricted stock grants under SFAS 123(R) does not materially differ from the treatment under SFAS 123. The Company currently has no stock options outstanding.
     The Company adopted SFAS 123(R) using a modified prospective application as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the fiscal year of adoption. The impact of adopting SFAS 123(R) on all previously granted restricted stock awards approximates the impact of using SFAS 123, therefore no change in the amount recognized for these awards in the current period is necessary.
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
Revisions to Consolidated Statements of Cash Flows
     Certain revisions have been made to the consolidated statements of cash flows for the six months ended June 30, 2005 to remove the non-cash effect of changes in some balance sheet items, which are reflected in the supplemental disclosure of cash flow information in the current year presentation. These revisions are immaterial to the prior period presented and resulted in a decrease in cash flows from operating activities of approximately $2.6 million, an increase in cash flows from investing activities of approximately $2.5 million, and an increase in cash flows from financing activities of approximately $38,000.
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at June 30, 2006 and 2005 amounted to 4.79% and 5.84%, respectively, of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing on October 1, 2005, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 10% interest of a member in the limited liability company that owns the Waples property, the 10% interest of a member in the limited liability company that owns the Fairview property, and the 12.5% interest of a member in the limited liability company that owns the Ardenwood property, which are consolidated entities of the Company.
4. Mortgage Notes Payable
     A summary of our outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated
	Fixed	Effective	Principal Balance
	Interest	Interest	June 30,	December 31,
	Rate	Rate	2006	2005	Maturity Date
Ardentech Court	7.25%	5.06%	$4,703	$4,746	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,920	16,107	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,678	11,732	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,183	2,211	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,277	16,526	November 24, 2007
40 Erie Street	7.34%	4.90%	19,174	19,575	August 1, 2008
Kendall Square D	6.38%	5.45%	71,690	72,395	December 1, 2018
Lucent Drive	5.50%	5.50%	5,825	5,899	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,692	9,805	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,912	6,952	September 1, 2012
Science Center Drive	7.65%	5.04%	11,510	11,577	July 1, 2011
Sidney Street	7.23%	5.11%	31,086	31,426	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,137	22,396	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,714	—	May 1, 2015

			230,501	231,347
Unamortized premium			13,901	14,886

			$244,402	$246,233

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.

5. Credit Facilities
     On August 11, 2004, the Company entered into a $100.0 million revolving unsecured loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on the Company’s new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $901,000 were expensed in the three months ended June 30, 2005.
     On May 31, 2005, the Company entered into three credit facilities with KeyBank National Association (“KeyBank”) and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which the Company initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the $100.0 million unsecured term loan and $250.0 million secured term loan. The unsecured revolving credit facility had a maturity date of May 30, 2008, but was amended on June 28, 2006 to extend the maturity date and increase the amount of the credit facility as discussed below. The secured term loan was also amended on June 28, 2006 to revise certain restrictions and covenants consistent with the amendment and restatement of the unsecured revolving credit facility as discussed below. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering in June 2005 and terminated on June 27, 2005. Accordingly, related unamortized loan costs of $1.1 million were expensed in the three months ended June 30, 2005.
     On May 24, 2006, the Company entered into a secured bridge loan with KeyBank and other lenders, under which the Company borrowed $150.0 million. The bridge loan had a term of three months and bore interest at a floating rate equal to, at the Company’s option, either (1) LIBOR plus 140 basis points or (2) the higher of (a) the prime rate then in effect and (b) the federal funds rate then in effect plus a spread of 50 basis points. The interest rate was subsequently adjusted per amendment between the Company and KeyBank on July 5, 2006, changing the applicable margin due on the LIBOR rate from 140 basis points to 120 basis points. The bridge loan is secured by the Company’s Shady Grove Road property and any related collateral. The Company, at its sole discretion, may extend the maturity date of the bridge loan for an additional three months after satisfying certain conditions. The Company exercised its option to extend the maturity date subsequent to quarter-end, resulting in a new maturity date of November 23, 2006. At June 30, 2006, the Company had $150.0 million in outstanding borrowings on its secured bridge loan.
     On June 28, 2006, the Company entered into an amended and restated unsecured revolving credit facility and a first amendment to its $250.0 million secured term loan facility with KeyBank, as administrative agent, and certain other lenders. The amendment and restatement of the unsecured revolving credit facility increased the company’s available borrowings from $250.0 million to $500.0 million and extended the maturity date of the facility to June 27, 2009. The unsecured revolving credit facility bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. The Company may increase the amount of the unsecured revolving credit facility to $700.0 million subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the incremental loan costs associated with the amended unsecured revolving credit facility of approximately $1.8 million, which will be amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. The $250.0 million secured term loan, which is secured by 14 of our properties, continues to have a maturity date of May 30, 2010 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the credit facilities, which has the effect of fixing the interest rate on the secured term loan at 6.4%. At June 30, 2006, the Company had $60.8 million in outstanding borrowings on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.

     The terms of the amended credit agreements for the unsecured revolving credit facility and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2006.
     As of June 30, 2006, principal payments due for our consolidated indebtedness (mortgage notes payable, secured term loan, unsecured line of credit, and secured bridge loan – excluding debt premium of $13.9 million) were as follows (in thousands):

2006	$152,888
2007	21,352
2008	24,137
2009	65,584
2010	297,186
Thereafter	130,154

$691,301

6. Earnings Per Share
     Earnings per share (“EPS”) is calculated based on the weighted number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted, and the assumed exercise of a stock warrant issued in connection with our initial public offering, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three and six months ended June 30, 2006 and 2005. No shares were considered antidilutive as of June 30, 2006 and 2005.
     The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Net income attributable to common shares	$7,158	$1,440
Minority interests in operating partnership	402	130

Adjusted net income attributable to common shares	$7,560	$1,570

Weighted-average common shares outstanding:
Basic	51,394,117	31,861,536
Incremental shares from assumed conversion/exercise:
Stock warrant	125,993	79,858
Vesting of restricted stock	150,719	81,409
Operating partnership units	2,863,564	2,870,564

Diluted	54,534,393	34,893,367

Earnings per share — basic and diluted	$0.14	$0.05

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Net income attributable to common shares	$11,632	$7,276
Minority interests in operating partnership	678	668

Adjusted net income attributable to common shares	$12,310	$7,944

Weighted-average common shares outstanding:
Basic	48,895,318	31,514,608
Incremental shares from assumed conversion/exercise:
Stock warrant	123,671	77,540
Vesting of restricted stock	180,278	81,409
Operating partnership units	2,863,564	2,870,564

Diluted	52,062,831	34,544,121

Earnings per share — basic and diluted	$0.24	$0.23

7. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company, and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Compensation cost for these incentive awards is measured based on the fair value of the award on the grant date and is recognized as expense over the respective vesting period, which is generally two to three years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s preference and the type of award granted. Through June 30, 2006, the Company has only awarded restricted stock grants, which may only be settled for stock.
     During the three months ended June 30, 2006 and 2005, the Company granted 11,000 shares of unvested restricted stock with an aggregate value of $314,000, and 12,000 shares of unvested restricted stock with an aggregate value of $253,000 under the Plan, respectively. During the six months ended June 30, 2006 and 2005, the Company granted 158,200 shares of unvested restricted stock with an aggregate value of $4.3 million, and 58,225 shares of unvested restricted stock with an aggregate value of $1.2 million under the Plan, respectively. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period. For the three months ended June 30, 2006 and 2005, $1.0 million and $825,000, respectively, of stock-based compensation expense was recognized in general and administrative expense. For the six months ended June 30, 2006 and 2005, $1.8 million and $1.5 million, respectively, of stock-based compensation expense was recognized in general and administrative expense. As of June 30, 2006, total compensation expense related to unvested awards of $5.6 million will be recognized in the future over a weighted average period of 1.7 years.
     A summary of our unvested restricted stock as of June 30, 2006 and 2005 is presented below:

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value
Unvested Restricted Stock at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Unvested Restricted Stock at March 31, 2006	338,498	$22.32
Granted	11,000	28.53
Vested	(10,000)	21.20
Forefeited	(150)	26.70

Unvested Restricted Stock at June 30, 2006	339,348	$22.55

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value
Unvested Restricted Stock at January 1, 2005	336,333	$15.03
Granted	46,225	20.24
Vested	(109,440)	15.03

Unvested Restricted Stock at March 31, 2005	273,118	$15.91
Granted	12,000	21.09

Unvested Restricted Stock at June 30, 2005	285,118	$16.13

8. Segment Information
     The Company has previously disclosed reporting segment information for the following geographic areas: Boston, San Francisco, San Diego, Seattle, New York/New Jersey, Pennsylvania, and Maryland based on internal reporting provided to the Chief Operating Decision Maker (“CODM”) as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 requires an enterprise to disclose financial information about its reportable operating segments, which are those for which financial information is available and is regularly evaluated by the CODM in deciding how to allocate resources and in assessing performance. SFAS 131 requires an enterprise to disclose segment revenues, profit or loss, assets and the basis of measurement and reconciliations of those totals to the corresponding consolidated information provided in the Company’s Consolidated Balance Sheets and Consolidated Statements of Income. The Company has historically aggregated its individual properties into larger geographic segments per the guidance in SFAS 131 based on the availability of discrete financial information and similarities in economic characteristics, the homogenous nature of the products, and the types of customers served.
     Beginning in the quarter ended June 30, 2006, the Company changed its methods of internal reporting to the CODM due to an organizational restructuring. The CODM now reviews operational data for the one operating segment that qualifies for aggregation reporting under the provisions of SFAS 131 when making decisions regarding resource allocation, capital transactions and the measurement of operating performance. Consequently, financial information by geographic operating segment, as previously provided and reported in the Company’s quarterly and annual filings, is no longer required under SFAS 131. Upon such a change in the internal reporting structure of an entity, SFAS 131 requires that the corresponding segment information provided in prior periods be changed to reflect the new reporting segments. Accordingly, segment information reported for the same period in 2005 will not be provided to conform to the new reporting structure of the Company.
9. Property Acquisitions
     The Company acquired interests in seven properties during the six months ended June 30, 2006 (in thousands):

			Above	Deferred Leasing Costs		Below	Mortgage	Mortgage	Total
	Acquisition	Investment	Market	In place	Management	Market	Note	Note	Cash
Property	Date	in Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration
Fairview Avenue	1/12/2006	$2,703	$—	$—	$—	$—	$—	$—	$2,703
900 Uniqema Boulevard	1/13/2006	4,106	700	310	—	—	(1,766)	(236)	3,114
58 Charles Street	4/7/2006	12,033	327	1,043	—	(178)	—	—	13,225
Belward Campus Drive	5/24/2006	200,966	—	—	—	—	—	—	200,966
Shady Grove Road	5/24/2006	226,080	—	—	—	—	—	—	226,080
One Research Way	5/31/2006	8,484	—	—	—	—	—	—	8,484
34175 Ardenwood Boulevard	6/14/2006	13,949	—	313	10	(74)	—	—	14,198

		$468,321	$1,027	$1,666	$10	$(252)	$(1,766)	$(236)	$468,770

Weighted average intangible amortization life (in months)		—	83	38	6	20	—	112	—
     The acquisition of the Belward Campus Drive (“Belward”) and Shady Grove Road (“Shady Grove”) properties include provisions whereby the seller could repurchase the properties back from the Company (individually, the “Repurchase Option”) under specific terms in the future. The Belward Repurchase Option is exercisable at any time over the first three years after the acquisition date, subject to a twelve-month notice provision, at a to be determined repurchase price that would result in a 15% internal rate of return for the Company (taking into consideration all rents paid to the Company). The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As the Repurchase Options may be executed only by the seller and will exceed the acquisition prices paid by the Company, no gain will be recorded by the Company unless the Repurchase Options are exercised.

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
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005 and the six months ended June 30, 2006, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.
     As of June 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of June 30, 2006, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At June 30, 2006, the interest rate swap agreement had a fair value of $11.7 million, which is included in other assets. The change in net unrealized gains of $2.4 million and $5.7 million, respectively, for the three and six months ended June 30, 2006 for derivatives designated as cash flow hedges is reflected on the consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. An immaterial amount of hedge ineffectiveness on our cash flow hedge due to mismatches in maturity dates of the swap and debt was recognized in other income during the three and six months ended June 30, 2006.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects recognition of $751,000 of net realized gains from accumulated other comprehensive income to interest expense for the six months ended June 30, 2006.
     The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair value of the put and call options was $332,000 and $317,000 at June 30, 2006 and December 31, 2005, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded a net change in the fair value of the put and call options of $15,000 and $26,000 for the six months ended June 30, 2006 and 2005, respectively, which is recorded as a charge to rental operations expense on the consolidated statements of income.
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
     The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at that time. At June 30, 2006, the net fair value of the put and call options were approximately equal to each member’s equity investment.
     The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the Company’s membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell option price will be based on the fair value of the assets at that time.
11. Subsequent Events
     On July 7, 2006, the Company completed the acquisition of a property located at 3200 Walnut Street in Boulder, Colorado. The property consists of four two-story office/laboratory buildings totaling 149,984 square feet. The total purchase price of approximately $45.0 million was primarily financed through borrowings on the Company’s unsecured revolving credit facility.
     On July 11, 2006, the Company completed the acquisition of a property located at 7777 Gateway Boulevard, Newark, California. The property consists of ten two and three-story office buildings totaling 1,432,324 square feet. The total purchase price of approximately $214.0 million was primarily financed through borrowings on the Company’s unsecured revolving credit facility. In connection with the acquisition, the Company entered into ten leases with Sun Microsystems for the property. The leases terminate in phases over an 18-month period from the closing of the acquisition and are cancelable at the tenant’s option with 90 days notice. On August 7, 2006, Sun Microsystems provided the Company notice that it would cancel six of the leases, totaling 835,021 square feet, as of November 6, 2006.
     On July 20, 2006, the Company completed the acquisition of a property located at 2-30 Spring Mill Drive, Malvern, Pennsylvania. The property consists of one single-story office/laboratory science building totaling 76,389 square feet. The total purchase price of approximately $9.4 million was primarily financed through borrowings on the Company’s unsecured revolving credit facility.

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
     As of June 30, 2006, the Company owned or had interests in 47 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 71 buildings with approximately 5.9 million rentable square feet of laboratory and office space, which was approximately 91.4% leased to 94 tenants. Of the approximately 505,000 square feet of unleased space, 344,000 square feet, or 68.2 % of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 1,299,000 rentable square feet of laboratory and office space.
     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.

Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2006, our property portfolio was 91.4% leased to 94 tenants. Approximately 3.3% of our leased square footage expires during the remainder of 2006 and approximately 9.9% of our leased square footage expires during 2007. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which will expire in 2008.
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
Results of Operations
Comparison of Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005
     Rental Revenues. Rental revenues increased $16.6 million to $36.6 million for the three months ended June 30, 2006 compared to $20.0 million for the three months ended June 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property rental revenues increased $435,000, or 3.0%, for the three months ended June 30, 2006 compared to the same period in 2005.
     Tenant Recoveries. Revenues from tenant reimbursements increased $4.2 million to $12.8 million for the three months ended June 30, 2006 compared to $8.6 million for the three months ended June 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property tenant recoveries increased $160,000, or 2.2%, for the three months ended June 30, 2006 compared to the same period in 2005.
     Other Income. Other income was $64,000 for the three months ended June 30, 2006 compared to $0 for the three months ended June 30, 2005.

     Rental Operations Expense. Rental operations expenses increased $2.9 million to $9.6 million for the three months ended June 30, 2006 compared to $6.7 million for the three months ended June 30, 2005. The increase was primarily due to the inclusion of rental property operations expenses for properties acquired in 2005 and 2006, and an increase in same property rental operations expense of $307,000, or 4.8%, for the three months ended June 30, 2006 compared to the same period in 2005.
     Real Estate Tax Expense. Real estate tax expense increased $2.1 million to $4.6 million for the three months ended June 30, 2006 compared to $2.5 million for the three months ended June 30, 2005. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2005 and 2006, as well as the increase in same property real estate tax expense of $69,000, or 3.9%, for the three months ended June 30, 2006 compared to the same period in 2005.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $6.2 million to $14.7 million for the three months ended June 30, 2006 compared to $8.5 million for the three months ended June 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2005 and 2006, as well as the increase in same property depreciation expense primarily related to completed tenant improvements in the current year of $536,000, or 8.5%, for the three months ended June 30, 2006 compared to the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased $1.5 million to $4.2 million for the three months ended June 30, 2006 compared to $2.7 million for the three months ended June 30, 2005. The increase was primarily due to the hiring of additional personnel and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.
     Interest Income. Interest income increased $316,000 to $435,000 for the three months ended June 30, 2006 compared to $119,000 for the three months ended June 30, 2005. This is primarily due to interest earned on funds available for investment during the quarter, and an increase in interest rates for the three months ended June 30, 2006 versus the three months ended June 30, 2005.
     Interest Expense. Interest expense increased $2.5 million to $9.3 million for the three months ended June 30, 2006 compared to $6.8 million for the three months ended June 30, 2005. The increase in interest expense is a result of more overall debt outstanding during 2006 partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium, which decreased interest expense by $615,000 compared to $390,000 in 2005, and capitalized interest, which decreased interest expense by $335,000 compared to $150,000 in 2005.
     Minority Interests in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $19,000 to $46,000 for the three months ended June 30, 2006 compared to $65,000 for the three months ended June 30, 2005. The decrease is a result of a decrease in the net loss of the King of Prussia limited partnership offset by the allocation of the net income of our Ardenwood property.
     Minority Interests in Operating Partnership. Minority interests in operating partnerships increased ($272,000) to ($402,000) for the three months ended June 30, 2006 compared to ($130,000) for the three months ended June 30, 2005. The increase in minority interest is related to the increase in net income for the three months ended June 30, 2006, partially offset by a decrease in the percentage of ownership of the operating partnership unit holders due to our follow-on common stock offerings in June 2005 and May 2006 and corresponding decreases in the income allocable to minority interests for the operating partnership.
Comparison of Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
     Rental Revenues. Rental revenues increased $33.4 million to $67.7 million for the six months ended June 30, 2006 compared to $34.3 million for the six months ended June 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property rental revenues increased $699,000, or 2.5%, for the six months ended June 30, 2006 compared to the same period in 2005, due primarily to income from tenants where redevelopment activity had concluded.
     Tenant Recoveries. Revenues from tenant reimbursements increased $9.6 million to $25.4 million for the six months ended June 30, 2006 compared to $15.8 million for the six months ended June 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property tenant recoveries increased $396,000, or 2.8%, for the six months ended June 30, 2006 compared to the same period in 2005.

     Other Income. Other income decreased $2.8 million to $70,000 for the six months ended June 30, 2006 compared to $2.9 million for the six months ended June 30, 2005. The balance for the six months ended June 30, 2005 is comprised of a gain on early termination of lease of a portion of the Nektar lease at our Industrial Road property of $2.9 million.
     Rental Operations Expense. Rental operations expenses increased $6.1 million to $19.2 million for the six months ended June 30, 2006 compared to $13.1 million for the six months ended June 30, 2005. The increase was primarily due to the inclusion of rental property operations expenses for properties acquired in 2005 and 2006, as well as an increase in same property rental operations expense of $300,000, or 2.3%, for the six months ended June 30, 2006 compared to the same period in 2005.
     Real Estate Tax Expense. Real estate tax expense increased $4.5 million to $8.8 million for the six months ended June 30, 2006 compared to $4.3 million for the six months ended June 30, 2005. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2005 and 2006, as well as the increase in same property real estate tax expense of $131,000, or 3.8%, for the six months ended June 30, 2006 compared to the same period in 2005.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.4 million to $28.1 million for the six months ended June 30, 2006 compared to $14.7 million for the six months ended June 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2005 and 2006, as well as the increase in same property depreciation expense primarily related to completed tenant improvements in the current year of $535,000, or 4.4%, for the six months ended June 30, 2006 compared to the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased $3.4 million to $8.6 million for the six months ended June 30, 2006 compared to $5.2 million for the six months ended June 30, 2005. The increase was primarily due to the hiring of additional personnel and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.
     Interest Income. Interest income increased $415,000 to $595,000 for the six months ended June 30, 2006 compared to $180,000 for the six months ended June 30, 2005. This is primarily due to interest earned on funds available for investment, and an increase in interest rates for the six months ended June 30, 2006 versus the six months ended June 30, 2005.
     Interest Expense. Interest expense increased $8.8 million to $17.0 million for the six months ended June 30, 2006 compared to $8.2 million for the six months ended June 30, 2005. The increase in interest is a result of more overall debt outstanding and higher interest rates during 2006 partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium, which decreased interest expense by $1,220,000 compared to $650,000 in 2005, and capitalized interest which decreased interest by $571,000 compared to $171,000 in 2005.
     Minority Interests in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $74,000 to $100,000 for the six months ended June 30, 2006 compared to $174,000 for the six months ended June 30, 2005. The decrease is a result of a decrease in the net loss of the King of Prussia limited partnership offset by the allocation of the net income of the Ardenwood property.
     Minority Interests in Operating Partnership. Minority interests in operating partnerships increased ($10,000) to ($678,000) for the six months ended June 30, 2006 compared to ($668,000) for the six months ended June 30, 2005. The increase in minority interest is related to the increase in net income for the six months ended June 30, 2006, partially offset by a decrease in the percentage of ownership of the operating partnership unit holders due to our follow-on common stock offerings in June 2005 and May 2006 and corresponding decreases in the income allocable to minority interests for the operating partnership.

Cash Flows
Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

	Six Months Ended June 30,
	2006	2005	Change
	(in thousands)
Net cash provided by operating activities	$44,747	$20,485	$24,262
Net cash used in investing activities	(489,968)	(483,619)	(6,349)
Net cash provided by financing activities	448,002	548,279	(100,277)
Ending cash balance	23,093	113,014	(89,921)
     Cash and cash equivalents were $23.1 million and $113.0 million, respectively, at June 30, 2006 and June 30, 2005.
     Net cash provided by operating activities increased $24.2 million to $44.7 million for the six months ended June 30, 2006 compared to $20.5 million for the six months ended June 30, 2005. The increase was primarily due to the increases in operating income before depreciation and amortization, and changes in other operating assets and liabilities.
     Net cash used in investing activities increased $6.4 million to $490.0 million for the six months ended June 30, 2006 compared to $483.6 million for the six months ended June 30, 2005. The increase was primarily due to an increase of cash paid and held in escrow for acquisitions, partially offset by a decrease in cash paid to acquire interests in real estate.
     Net cash provided by financing activities decreased $100.3 million to $448.0 million for the six months ended June 30, 2006 compared to $548.3 million for the six months ended June 30, 2005. The decrease was primarily due to the secured term loan proceeds received in 2005, partially offset by secured bridge loan proceeds received in 2006, and a decrease in common stock offering proceeds from our follow-on offerings.
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

     The following table provides the calculation of our FFO and a reconciliation to net income (in thousands, except per share amounts):

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Net income	$7,158	$1,440
Adjustments
Minority interests in operating partnership	402	130
Depreciation and amortization — real estate assets	14,734	8,496

Funds from operations	$22,294	$10,066

Funds from operations per share — diluted	$0.41	$0.29

Weighted-average common shares outstanding — diluted	54,534,393	34,893,367

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2005
Net income	$11,632	$7,276
Adjustments
Minority interests in operating partnership	678	668
Depreciation and amortization — real estate assets	28,115	14,677

Funds from operations	$40,425	$22,621

Funds from operations per share — diluted	$0.78	$0.65

Weighted-average common shares outstanding — diluted	52,062,831	34,544,121

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
     In October 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in December 2005. The universal shelf registration statement may permit us, from time to time, to offer and sell up to $500 million of debt securities, common stock, preferred stock, warrants and other securities. However, there can be no assurance that we will be able to complete any such offerings of securities. In June 2006, we completed a follow-on common stock offering of 10,436,250 shares at $28.65 per share, resulting in gross proceeds of $299.0 million. As of June 30, 2006, the remaining amount available under the universal shelf registration statement was approximately $201.0 million. In addition, under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, as of June 30, 2006, we met the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended. As a result, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. We may elect to use an automatic shelf registration statement to register additional debt and equity securities to the extent necessary or advisable to meet our liquidity needs.
     Our total market capitalization at June 30, 2006 was approximately $2.5 billion based on the market closing price of our common stock at June 30, 2006 of $29.94 per share (assuming the conversion of 2,863,564 operating partnership units into common stock) and our debt outstanding was approximately $705.2 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.2% at June 30, 2006. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
     At June 30, 2006, we had $60.8 million in outstanding borrowings on our $500.0 million unsecured revolving credit facility, $250.0 million in outstanding borrowings on our secured term loan, and $150.0 million in outstanding borrowings on our secured bridge loan.

Off Balance Sheet Arrangements
     As of June 30, 2006, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity (“VIE”) as defined in FIN 46(R); however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At June 30, 2006, our share of the debt related to this investment was equal to approximately $2.2 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $17.0 million and $11.1 million, respectively, at June 30, 2006, and were $17.1 million and $11.0 million, respectively, at December 31, 2005. Our equity in net income of McKellar Court was $22,000 and $20,000 for the three months ended June 30, 2006 and 2005, respectively, and $42,000 and $71,000 for the six months ended June 30, 2006 and 2005, respectively.
     We have been determined to be the primary beneficiary in three other variable interest entities, which we consolidate.
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
     From our initial public offering through June 30, 2006, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $2.0797 per common share and unit, representing two quarterly dividends of $0.29 in 2006, five full quarterly dividends of $0.27 in 2005 and the fourth quarter of 2004 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.
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
     Our unsecured revolving credit facility and our secured bridge loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.
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

     As of June 30, 2006, our consolidated debt consisted of 14 fixed-rate notes with a carrying value of $244.4 million (including $13.9 million of unamortized premium) and a weighted-average effective interest rate of 5.06%, our revolving credit facility with an outstanding balance of $60.8 million at a weighted average interest rate of 6.54%, our secured term loan with an outstanding balance of $250.0 million, and our secured bridge loan with an outstanding balance of $150.0 million at an interest rate of 6.70%. We have entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At June 30, 2006, the fair value of the fixed-rate debt was estimated to be $232.0 million compared to the net carrying value of $244.4 million (including $13.9 million of premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of June 30, 2006 in relation to total assets of $1.8 billion and equity market capitalization of $1.8 billion of our common stock and operating units. At June 30, 2006, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.
     Based on our revolving credit facility and secured bridge loan balance at June 30, 2006, a 1% change in interest rates would change our interest costs by approximately $2.1 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assume no changes in our financial structure.
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
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves risks. Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K as a result of certain events that occurred during the second quarter of 2006, including the closing of the acquisition of the Human Genome Sciences, Inc. headquarters and manufacturing facilities, the related $150.0 million secured bridge loan with KeyBank National Association, the completion of our follow-on common stock offering of 10,436,250 shares, the amendment of our unsecured revolving credit facility and our secured term loan, and the obtaining of additional earthquake insurance. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Properties, Our Business and Our Growth Strategy
     Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.
     As of June 30, 2006, we had 94 tenants in 47 properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 24.2% and 14.3%, respectively, of our annualized base rent for the quarter ended June 30, 2006, and 15.8% and 10.0%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.
     The geographic concentration of our properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.
     Eleven of our 47 properties are located in the Boston area. As of June 30, 2006, these properties represented 29.8% of our annualized base rent and 22.3% of our total rentable square footage. Four of our 47 properties are located in Maryland. As of June 30, 2006, these properties represented 25.8% of our annualized base rent and 18.6% of our total rentable square footage. In addition, 18 of our 47 properties are located in California, with nine in San Diego and nine in San Francisco. As of June 30, 2006, these properties represented 21.4% of our annualized base rent and 27.1% of our total rentable square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes (with respect to California) and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes because of our properties’ concentration in California. The close proximity of our nine properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country.

Risks Related to the Real Estate Industry
     Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.
     We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Science Center Drive, Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for some of our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.
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
     Our executive officers and directors beneficially own 5.2% of our common stock and exercise substantial influence over our business and, as a result, they may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders. As of June 30, 2006, our executive officers, directors and entities affiliated with them beneficially owned an aggregate of 469,583 shares of our common stock and units which may be exchanged for 2,673,172 shares of our common stock, representing a total of approximately 5.2% of our outstanding common stock. Consequently, our executive officers and directors have substantial influence over us and could exercise their influence in a manner that may not be in the best interests of our stockholders.
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
     As of June 30, 2006, we had outstanding mortgage indebtedness of $230.5 million, excluding $13.9 million of debt premium, and $250.0 million of borrowings under our secured term loan facility, secured by 14 of our properties, as well as $2.2 million associated with our unconsolidated partnership. We had $150.0 of borrowings under our bridge loan, secured by our Shady Grove Road property, and $60.8 million outstanding under our $500.0 million unsecured revolving credit facility. We expect to incur additional debt in connection with future acquisitions. Our organizational documents do not limit the amount or percentage of debt that we may incur.
     Our $150.0 million secured bridge loan matures in November 2006. To the extent we are unable to obtain permanent financing to replace the bridge loan, and we are unable to repay the bridge loan, the lender will have the right to foreclose on our Shady Grove Road property, which could harm our financial condition, results of operations and ability to make distributions to you.
     Our credit facilities include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.
     Our credit facilities impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio of 60% during the terms of the loans, which could reduce our ability to incur additional debt and consequently reduce our ability to make distributions to our stockholders. Our credit facilities also contain limitations on our ability to make distributions to our stockholders in excess of those required to maintain our REIT status. Specifically, our credit facilities limit distributions to 95% of funds from operations, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. In addition, our credit facilities contain covenants that, among other things, limit our ability to further mortgage our properties or reduce insurance coverage, and that require us to maintain specified levels of net worth. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans.
Risks Related to Our REIT Status
     The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.
     We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of June 30, 2006, we had outstanding 57,228,732 shares of our common stock, as well as units in our operating partnership which may be exchanged for 2,863,564 shares of our common stock. In addition, as of June 30, 2006, we had reserved an additional 1,880,018 shares of common stock for future issuance under our incentive award plan and have a warrant outstanding to Raymond James & Associates, Inc., issued in connection with our initial public offering, to purchase 270,000 shares of our common stock at $15.00 per share, the initial public offering price.
     Furthermore, in October 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective in December 2005. The universal shelf registration statement may permit us, from time to time, to offer and sell up to $500.0 million of debt securities, common stock, preferred stock, warrants and other securities. Approximately $201.0 million of securities remains available for issuance under our universal shelf registration statement. In addition, under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, as of June 30, 2006, we met the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended. As a result, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. We may elect to use an automatic shelf registration statement to register additional debt and equity securities to the extent necessary or advisable to meet our liquidity needs.
     Any of the following could have an adverse effect on the market price of our common stock:
•	sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales might occur,

•	the exchange of units for common stock,

•	the exercise of any options granted to certain directors, executive officers and other employees under our incentive award plan,

•	issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of our common stock.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 19, 2006. The only matters voted upon at our annual meeting consisted of the election of seven of our directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify, and the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006. Stockholders elected the directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Alan D. Gold	42,756,876	729,458
Barbara R. Cambon	43,460,046	26,288
Edward A. Dennis, Ph.D.	43,460,628	25,706
Gary A. Kreitzer	43,411,436	74,898
Mark J. Riedy, Ph.D.	43,370,124	116,210
Theodore D. Roth	43,461,053	25,281
M. Faye Wilson	43,458,877	27,457

     Stockholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 (43,351,608 votes for, 128,163 against and 6,563 abstained).
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Agreement of Purchase and Sale, dated as of May 2, 2006, between Human Genome Sciences, Inc. and BioMed Realty, L.P.(1)

10.2	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc. (2)

10.3	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc. (2)

10.4	Secured Bridge Loan Agreement, dated as of May 24, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

10.5	Form of Note under Secured Bridge Loan Agreement.(2)

10.6	First Amendment to Secured Bridge Loan Agreement, dated as of July 5, 2006, by and among BioMed Realty, L.P. and KeyBank National Association, individually and as Administrative Agent.

10.7	First Amended and Restated Unsecured Credit Agreement, dated as of June 28, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(3)

10.8	First Amendment to Secured Term Loan Agreement, dated as of June 28, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(3)

10.9	Purchase and Sale Agreement, dated as of June 7, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(4)

10.10	First Amendment to Purchase and Sale Agreement, dated as of June 22, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(4)

10.11	Second Amendment to Purchase and Sale Agreement, dated as of June 23, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(4)

10.12	Form of Lease between Sun Microsystems, Inc. and BMR-Gateway Boulevard LLC.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006.

(4)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

Dated: August 7, 2006	/s/ ALAN D. GOLD Alan D. Gold
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

/s/ KENT GRIFFIN Kent Griffin
Chief Financial Officer
(Principal Financial Officer)