Form 10-Q
period 2006-09-30
BioMed Realty Trust Inc
filed 2006-11-08
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

Commission File Number: 1-32261

BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17140 Bernardo Center Drive, Suite 222 San Diego, California	92128 (Zip Code)
(Address of Principal Executive Offices)

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

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 3, 2006 was 65,496,232.

BIOMED REALTY TRUST, INC.

FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART 1 — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Investments in real estate, net	$1,894,489	$1,129,371
Investment in unconsolidated partnership	2,445	2,483
Cash and cash equivalents	47,318	20,312
Restricted cash	6,100	5,487
Accounts receivable, net	4,616	9,873
Accrued straight-line rents, net	16,576	8,731
Acquired above market leases, net	8,018	8,817
Deferred leasing costs, net	127,141	136,640
Deferred loan costs, net	12,001	4,855
Prepaid expenses	5,981	2,164
Other assets	14,661	8,577

Total assets	$2,139,346	$1,337,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$389,407	$246,233
Secured term loan	250,000	250,000
Unsecured exchangeable notes	175,000	—
Unsecured line of credit	—	17,000
Security deposits	6,556	6,905
Dividends and distributions payable	19,823	13,365
Accounts payable, accrued expenses, and other liabilities	34,565	23,012
Acquired below market leases, net	26,312	29,647

Total liabilities	901,663	586,162
Minority interests	19,596	20,673
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,493,232 and 46,634,432 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	655	466
Additional paid-in capital	1,271,213	757,591
Accumulated other comprehensive income	6,435	5,922
Dividends in excess of earnings	(60,216)	(33,504)

Total stockholders’ equity	1,218,087	730,475

Total liabilities and stockholders’ equity	$2,139,346	$1,337,310

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues:
Rental	$49,758	$28,593	$117,492	$62,821
Tenant recoveries	14,743	12,225	40,191	28,035
Other income	9	512	79	3,508

Total revenues	64,510	41,330	157,762	94,364

Expenses:
Rental operations	11,128	9,763	30,313	22,879
Real estate taxes	5,736	3,573	14,564	7,836
Depreciation and amortization	18,618	12,164	46,694	26,832
General and administrative	4,609	3,756	13,162	9,001

Total expenses	40,091	29,256	104,733	66,548

Income from operations	24,419	12,074	53,029	27,816
Equity in net income of unconsolidated partnership	20	20	62	91
Interest income	218	807	813	987
Interest expense	(13,346)	(7,422)	(30,383)	(15,645)

Income before minority interests	11,311	5,479	23,521	13,249
Minority interests in consolidated partnerships	15	45	115	219
Minority interests in operating partnership	(514)	(323)	(1,192)	(991)

Net income	$10,812	$5,201	$22,444	$12,477

Basic earnings per share	$0.18	$0.11	$0.42	$0.34

Diluted earnings per share	$0.18	$0.11	$0.42	$0.34

Weighted-average common shares outstanding:
Basic	60,477,672	46,287,617	52,822,498	36,406,068

Diluted	63,646,647	49,444,409	55,926,343	39,545,665

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2006	2005
		(revised — See
		note 2)
	(Unaudited)

Operating activities:
Net income	$22,444	$12,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,694	26,832
Minority interests in consolidated partnerships	(115)	(219)
Minority interests in operating partnership	1,192	991
Bad debt expense	118	171
Revenue reduction attributable to acquired above market leases	1,840	1,189
Revenue recognized related to acquired below market leases	(3,588)	(2,157)
Compensation expense related to restricted common stock	2,887	3,007
Amortization of deferred loan costs	1,322	2,675
Amortization of debt premium on mortgage notes payable	(1,837)	(1,280)
Income from unconsolidated partnership	(62)	(91)
Distributions received from unconsolidated partnership	100	69
Changes in operating assets and liabilities:
Restricted cash	(613)	(3,396)
Accounts receivable	5,139	(4,153)
Accrued straight-line rents	(7,845)	(3,860)
Deferred leasing costs	(1,507)	(440)
Prepaid expenses	(3,817)	(3,685)
Other assets	(531)	193
Due to affiliates	—	(53)
Security deposits	(668)	683
Accounts payable, accrued expenses and other liabilities	10,553	12,367

Net cash provided by operating activities	71,706	41,320

Investing activities:
Purchases of interests in and additions to real estate and related intangible assets	(799,291)	(534,640)
Minority interest investment in consolidated partnerships	337	564
Receipts of master lease payments	454	1,664
Security deposits received from prior owners of rental property	319	708
Additions to non-real estate assets	(1,094)	(384)
Funds held in escrow for acquisitions	(2,100)	250

Net cash used in investing activities	(801,375)	(531,838)

Financing activities:
Proceeds from common stock offering	528,784	340,256
Proceeds from exercise of stock warrant	4,050	—
Payment of offering costs	(21,866)	(16,676)
Payment of loan costs	(8,138)	(6,192)
Line of credit proceeds	392,311	227,175
Line of credit payments	(409,311)	(227,175)
Secured term loan proceeds	—	250,000
Unsecured term loan proceeds	—	100,000
Unsecured term loan payments	—	(100,000)
Secured bridge loan proceeds	150,000	—
Secured bridge loan payments	(150,000)	—
Exchangeable notes proceeds	175,000	—
Mortgage notes proceeds	147,000	—
Principal payments on mortgage notes payable	(3,990)	(2,468)
Leasehold tenant improvement loan	(2,000)	—
Note receivable repayments	24	—
Distributions to operating partnership unit holders	(2,434)	(2,325)
Dividends paid	(42,755)	(25,451)

Net cash provided by financing activities	756,675	537,144

Net increase in cash and cash equivalents	27,006	46,626
Cash and cash equivalents at beginning of period	20,312	27,869

Cash and cash equivalents at end of period	$47,318	$74,495

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $1,284 and $446, respectively)	$29,814	$12,827
Supplemental disclosure of non-cash activities:
Accrual for dividends declared	18,993	12,592
Accrual for distributions declared for operating partnership unit holders	830	775
Mortgage loans assumed (includes premium of $236 and $11,312, respectively)	2,001	149,516
Accrued additions to real estate and related intangible assets	5,270	4,983

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

As of September 30, 2006, the Company owned or had interests in 52 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 89 buildings with approximately 7.7 million rentable square feet of laboratory and office space, which was approximately 92.4% leased to 98 tenants. Of the approximately 584,000 square feet of unleased space, 392,000 square feet, or 67.1% of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 1.7 million rentable square feet of laboratory and office space.

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

Investments in Partnerships

Investments are accounted for using consolidation if a controlling interest is held, as determined under the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, Accounting Principles Board Opinion No. 18, The Equity

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Method of Accounting for Investments in Common Stock (“APB 18”), and Emerging Issues Tax Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).

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

Except for investments in VIEs, the Company accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the consolidated statements of income.

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

Investments in Real Estate

Investments in real estate, net consists of the following (in thousands):

	September 30, 2006	December 31, 2005

Land	$280,444	$146,421
Ground lease	14,210	14,210
Buildings and improvements	1,553,967	962,482
Construction in progress	48,001	8,582
Tenant improvements	46,961	19,580

	1,943,583	1,151,275
Accumulated depreciation	(49,094)	(21,904)

	$1,894,489	$1,129,371

The purchase prices of certain of our acquisitions completed in 2006 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. We expect to finalize our purchase price allocation no later than twelve months from the date of acquisition (See Note 10).

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of acquired above market leases, net was comprised as follows (in thousands):

	September 30,	December 31,
	2006	2005

Acquired above market leases	$11,920	$10,879
Accumulated amortization	(3,902)	(2,062)

	$8,018	$8,817

The balance of acquired below market leases, net was comprised as follows (in thousands):

	September 30,	December 31,
	2006	2005

Acquired below market leases	$33,483	$33,230
Accumulated amortization	(7,171)	(3,583)

	$26,312	$29,647

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows, undiscounted and without interest, expected to be generated by the asset. If projected undiscounted cash flows are lower than the carrying amount of the assets, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2006, no assets have been identified as impaired.

Deferred Leasing Costs

Leasing commissions and other direct costs associated with new or renewal lease activity is recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to twelve years, as of September 30, 2006. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

The balance at September 30, 2006 was comprised as follows (in thousands):

	Balance at
	September 30,	Accumulated
	2006	Amortization	Net

Acquired in-place leases	$157,411	$(40,346)	$117,065
Acquired management agreements	10,998	(3,993)	7,005
Deferred leasing and other direct costs	3,641	(570)	3,071

	$172,050	$(44,909)	$127,141

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance at December 31, 2005 was comprised as follows (in thousands):

	Balance at
	December 31,	Accumulated
	2005	Amortization	Net

Acquired in-place leases	$149,312	$(22,577)	$126,735
Acquired management agreements	10,717	(2,505)	8,212
Deferred leasing and other direct costs	2,026	(333)	1,693

	$162,055	$(25,415)	$136,640

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

Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. A gain on early termination of a lease of $3.2 million for the nine months ended September 30, 2005 is included in other income in the 2005 consolidated statement of income and was due to the early termination of a portion of the Nektar lease at our Industrial Road property. Accordingly, the related deferred lease commissions and remaining other related intangible assets have been fully amortized.

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items include market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, and in-place lease value and above and below market rent values in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from 10 to 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revisions to Consolidated Statements of Cash Flows

Certain revisions have been made to the consolidated statements of cash flows for the nine months ended September 30, 2005 to remove the non-cash effect of changes in certain balance sheet items, which are reflected in the supplemental disclosure of cash flow information in the current year presentation. These revisions are immaterial to the prior period presented and resulted in an increase in cash flows from operating activities of approximately $1.9 million, a decrease in cash flows from investing activities of approximately $1.4 million, and a decrease in cash flows from financing activities of approximately $500,000.

3.	Minority Interests

Minority interests on the consolidated balance sheets relate primarily to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at September 30, 2006 and 2005 amounted to 4.21% and 5.84%, respectively, of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, commencing on October 1, 2005, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 10% interest of a member in the limited liability company that owns the Waples Street property, the 10% interest of a member in the limited liability

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company that owns the Fairview Avenue property, and the 12.5% interest of a member in the limited liability company that owns the Ardenwood Venture property, which are consolidated entities of the Company.

4.	Stockholders’ Equity

As of September 30, 2006, the Company had 65,493,232 shares of common stock outstanding.

On June 7, 2006, the Company completed a follow-on common stock offering of 10,436,250 shares at $28.65 per share, resulting in net proceeds of $286.5 million. On August 21, 2006, the Company completed a follow-on common stock offering of 7,992,500 shares at $28.75 per share, resulting in net proceeds of $220.3 million.

On September 22, 2006, the lead underwriter of our initial public offering exercised a warrant to purchase 270,000 shares of common stock at $15.00 per share, resulting in net proceeds of $4.1 million.

During the nine months ended September 30, 2006, the Company issued restricted stock awards to employees totaling 160,200 shares of common stock (not including forfeitures during the same period of 150 shares), which are included in the total of common stock outstanding at period end (See Note 8).

On April 17, 2006, the Company paid a dividend in the amount of $0.29 per share of common stock to shareholders of record as of the close of business on March 31, 2006. On July 17, 2006, the Company paid a dividend in the amount of $0.29 per share of common stock to shareholders of record as of the close of business on June 30, 2006.

On September 14, 2006, the Company’s Board of Directors declared a dividend in the amount of $0.29 per share of common stock, payable on October 16, 2006 to shareholders of record as of the close of business on September 29, 2006.

Accumulated Other Comprehensive Income

The following tables provide a reconciliation of comprehensive income/(loss) (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	10,812	5,201	22,444	12,477
Unrealized gain/(loss) on interest rate swap agreements	(5,211)	5,567	513	3,802

Comprehensive income/(loss)	5,601	10,768	22,957	16,279

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Notes Payable

A summary of our outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated
	Fixed	Effective	Principal Balance
	Interest	Interest	September 30,	December 31,
	Rate	Rate	2006	2005	Maturity Date

Ardentech Court	7.25%	5.06%	$4,681	$4,746	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,826	16,107	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,653	11,732	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,176	2,211	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,150	16,526	November 24, 2007
40 Erie Street	7.34%	4.90%	18,928	19,575	August 1, 2008
Kendall Square D	6.38%	5.45%	71,330	72,395	December 1, 2018
Lucent Drive	5.50%	5.50%	5,779	5,899	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,634	9,805	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,893	6,952	September 1, 2012
Science Center Drive	7.65%	5.04%	11,479	11,577	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	—	September 1, 2016
Sidney Street	7.23%	5.11%	30,910	31,426	June 1, 2012
Towne Centre Drive	4.55%	4.55%	22,005	22,396	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,681	—	May 1, 2015

			376,125	231,347
Unamortized premium			13,282	14,886

			$389,407	$246,233

Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.

On August 23, 2006, the Company obtained a $147.0 million fixed-rate, mortgage loan from KeyBank National Association (“KeyBank”), which is secured by the Company’s Shady Grove Road property in Rockville, Maryland. The mortgage loan bears interest at a fixed rate of 5.97% per annum and matures on September 1, 2016. The mortgage loan requires interest only monthly payments until October 2011 and monthly installments of principal and interest for the remainder of the term. The Company utilized the net proceeds from the mortgage loan, along with borrowings on its unsecured revolving credit facility to repay the outstanding bridge loan as noted below, which was secured by the same property.

6.	Credit Facilities, Exchangeable Notes, and Other Debt Instruments

On August 11, 2004, the Company entered into a $100.0 million unsecured revolving loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on the Company’s new credit facilities as discussed below. Accordingly, the related unamortized loan costs of $901,000 were expensed in the three months ended June 30, 2005.

On May 31, 2005, the Company entered into three credit facilities with KeyBank and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which the Company

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the $100.0 million unsecured term loan and $250.0 million secured term loan. The unsecured revolving credit facility had a maturity date of May 30, 2008, but was amended on June 28, 2006 to extend the maturity date and increase the amount of the credit facility as discussed below. The secured term loan was also amended on June 28, 2006 to revise certain restrictions and covenants consistent with the amendment and restatement of the unsecured revolving credit facility as discussed below. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from our follow-on common stock offering in June 2005 and terminated on June 27, 2005. Accordingly, related unamortized loan costs of $1.1 million were expensed in the three months ended June 30, 2005.

On May 24, 2006, the Company entered into a secured bridge loan with KeyBank and other lenders, under which the Company borrowed $150.0 million. The bridge loan had an extended term of six months and bore interest at a floating rate equal to, at the Company’s option, either (1) LIBOR plus 140 basis points or (2) the higher of (a) the prime rate then in effect and (b) the federal funds rate then in effect plus a spread of 50 basis points. The interest rate was subsequently adjusted per an amendment between the Company and KeyBank on July 5, 2006, changing the applicable margin due on the LIBOR rate from 140 basis points to 120 basis points. This bridge loan was fully repaid and terminated on August 23, 2006 with funds provided by the new fixed-rate mortgage loan from KeyBank, secured by the Company’s Shady Grove Road property, as discussed above.

On June 28, 2006, the Company entered into an amended and restated unsecured revolving credit facility and a first amendment to its $250.0 million secured term loan facility with KeyBank, as administrative agent, and certain other lenders. The amendment and restatement of the unsecured revolving credit facility increased the company’s available borrowings from $250.0 million to $500.0 million and extended the maturity date of the facility to June 27, 2009. The unsecured revolving credit facility bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. The Company may increase the amount of the unsecured revolving credit facility to $700.0 million subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the incremental loan costs associated with the amended unsecured revolving credit facility of approximately $1.9 million, which will be amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. The $250.0 million secured term loan, which is secured by 14 of our properties, continues to have a maturity date of May 30, 2010 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties and a pledge of the equity interests in a subsidiary owning one of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of these credit facilities, which has the effect of fixing the interest rate on the secured term loan at 6.4%. At September 30, 2006, the Company had no outstanding borrowings on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.

The terms of the amended credit agreements for the unsecured revolving credit facility and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2006.

On September 25, 2006, the Operating Partnership subsidiary of the Company issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes” or the “Notes”). The Exchangeable Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Exchangeable Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the current regular quarterly cash dividend of $0.29 per share of common stock. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a real estate investment trust or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Exchangeable Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The Company used the net proceeds received from the issuance of the Exchangeable Notes to repay the outstanding balance on the Company’s unsecured revolving credit facility and for working capital purposes.

As of September 30, 2006, principal payments due for our consolidated indebtedness (mortgage notes payable, secured term loan, unsecured line of credit, and Exchangeable Notes — excluding debt premium of $13.3 million) were as follows (in thousands):

2006	$1,412
2007	21,346
2008	24,227
2009	4,783
2010	297,186
Thereafter	452,171

$801,125

7.	Earnings Per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted, and the assumed exercise of a stock warrant issued in connection with our initial public offering, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three and nine months ended September 30, 2006 and 2005. Shares potentially issuable pursuant to the exchange settlement feature of the Exchangeable Notes (See Note 6) were antidilutive as of September 30, 2006 and were therefore not

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the calculation of diluted weighted-average shares for the three and nine months ended September 30, 2006. No shares were considered antidilutive for the three and nine months ended September 30, 2005.

The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income attributable to common shares	$10,812	$5,201	$22,444	$12,477
Minority interests in operating partnership	514	323	1,192	991

Adjusted net income attributable to common shares	$11,326	$5,524	$23,636	$13,468

Weighted-average common shares outstanding:
Basic	60,477,672	46,287,617	52,822,498	36,406,068
Incremental shares from assumed conversion/exercise:
Stock warrant	136,306	103,123	127,926	87,038
Vesting of restricted stock	169,105	183,105	112,355	181,995
Operating partnership units	2,863,564	2,870,564	2,863,564	2,870,564

Diluted	63,646,647	49,444,409	55,926,343	39,545,665

Earnings per share — basic	$0.18	$0.11	$0.42	$0.34

Earnings per share — diluted	$0.18	$0.11	$0.42	$0.34

On September 22, 2006, the lead underwriter of our initial public offering exercised its warrant to purchase 270,000 common shares at $15.00 per share, resulting in net proceeds of $4.1 million, which was recorded as common stock, par value, and additional paid in capital.

8.	Incentive Award Plan

The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company, and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Compensation cost for these incentive awards is measured based on the fair value of the award on the grant date and is recognized as expense over the respective vesting period, which for restricted stock awards is generally two to three years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s preference and the type of award granted. Through September 30, 2006, the Company has only awarded restricted stock grants, which may only be settled for stock.

During the three months ended September 30, 2006 and 2005, the Company granted 2,000 shares of unvested restricted stock with an aggregate value of $62,000, and 71,449 shares of unvested restricted stock with an aggregate value of $1.7 million under the Plan, respectively. During the nine months ended September 30, 2006 and 2005, the Company granted 160,200 shares of unvested restricted stock with an aggregate value of $4.4 million, and 129,674 shares of unvested restricted stock with an aggregate value of $2.9 million under the Plan, respectively. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period. For the three months ended September 30, 2006 and 2005, $1.1 million and $1.5 million, respectively, of stock-based compensation expense was recognized in general and administrative

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense. For the nine months ended September 30, 2006 and 2005, $2.9 million and $3.0 million, respectively, of stock-based compensation expense was recognized in general and administrative expense. As of September 30, 2006, total compensation expense related to unvested awards of $4.6 million will be recognized in the future over a weighted average period of 1.3 years.

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

A summary of our unvested restricted stock as of September 30, 2006 and 2005 is presented below:

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value

Balance at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Balance at March 31, 2006	338,498	$22.32
Granted	11,000	28.53
Vested	(10,000)	21.20
Forfeited	(150)	26.70

Balance at June 30, 2006	339,348	$22.55
Granted	2,000	31.02

Balance at September 30, 2006	341,348	$22.60

		Weighted
	Unvested	Average Grant-
	Restricted Shares	Date Fair Value

Balance at January 1, 2005	336,333	$15.03
Granted	46,225	20.24
Vested	(109,440)	15.03

Balance at March 31, 2005	273,118	$15.91
Granted	12,000	21.09

Balance at June 30, 2005	285,118	$16.13
Granted	71,449	23.85
Vested	(8,000)	15.00
Forfeited	(2,617)	20.28

Balance at September 30, 2005	345,950	$17.72

9.	Segment Information

The Company had previously disclosed reporting segment information for the following geographic areas: Boston, San Francisco, San Diego, Seattle, New York/New Jersey, Pennsylvania and Maryland based on internal

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting provided to the Chief Operating Decision Maker (“CODM”) as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 requires an enterprise to disclose financial information about its reportable operating segments, which are those for which financial information is available and is regularly evaluated by the CODM in deciding how to allocate resources and in assessing performance. SFAS 131 requires an enterprise to disclose segment revenues, profit or loss, assets and the basis of measurement and reconciliations of those totals to the corresponding consolidated information provided in the Company’s Consolidated Balance Sheets and Consolidated Statements of Income. The Company had historically aggregated its individual properties into larger geographic segments per the guidance in SFAS 131 based on the availability of discrete financial information and similarities in economic characteristics, the homogenous nature of the products, and the types of customers served.

Beginning in the quarter ended June 30, 2006, the Company changed its methods of internal reporting to the CODM due to an organizational restructuring. The CODM now reviews operational data for the one operating segment that qualifies for aggregation reporting under the provisions of SFAS 131 when making decisions regarding resource allocation, capital transactions and the measurement of operating performance. Consequently, financial information by geographic operating segment, as previously provided and reported in the Company’s quarterly and annual filings, is no longer required under SFAS 131. Upon such a change in the internal reporting structure of an entity, SFAS 131 requires that the corresponding segment information provided in prior periods be changed to reflect the new reporting segments. Accordingly, segment information for prior periods is no longer required.

10.	Property Acquisitions

The Company acquired interests in twelve properties during the nine months ended September 30, 2006. The table below reflects the purchase price allocation for each acquisition as of September 30, 2006 (in thousands):

			Aquired
			Above	Deferred Leasing Costs		Acquired Below	Mortgage	Mortgage	Total
	Acquisition	Investments	Market	In Place	Management	Market	Note	Note	Cash
Property	Date	in Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration

Fairview Avenue	1/12/2006	$2,703	$—	$—	$—	$—	$—	$—	$2,703
900 Uniqema Boulevard	1/13/2006	4,106	700	310	—	—	(1,766)	(236)	3,114
58 Charles Street	4/7/2006	12,033	327	1,043	—	(178)	—	—	13,225
Belward Campus Drive	5/24/2006	200,966	—	—	—	—	—	—	200,966
Shady Grove Road	5/24/2006	226,080	—	—	—	—	—	—	226,080
One Research Way	5/31/2006	8,484	—	—	—	—	—	—	8,484
Ardenwood Venture	6/14/2006	13,949	—	313	10	(74)	—	—	14,198
Walnut Street	7/7/2006	41,266	—	3,634	180	—	—	—	45,080
Pacific Research Center	7/11/2006	216,401	—	—	—	—	—	—	216,401
Spring Mill Drive	7/20/2006	8,950	13	852	—	—	—	—	9,815
Trade Centre Avenue	8/9/2006	18,675	—	1,947	92	—	—	—	20,714
John Hopkins Court	8/16/2006	23,086	—	—	—	—	—	—	23,086

		$776,699	$1,040	$8,099	$282	$(252)	$(1,766)	$(236)	$783,866

Weighted average intangible amortization life (in months)		—	83	95	116	20	—	112	—

The acquisition of the Belward Campus Drive (“Belward”) and Shady Grove Road (“Shady Grove”) properties include provisions whereby the seller could repurchase the properties from the Company (individually, the “Repurchase Option”) under specific terms in the future. The Belward Repurchase Option is exercisable at any time over the first three years after the acquisition date, subject to a twelve-month notice provision, at a to be determined repurchase price that would result in a 15% internal rate of return for the Company (taking into

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration all rents paid to the Company). The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As the Repurchase Options may be executed only by the seller and will exceed the acquisition prices paid by the Company, no gain will be recorded by the Company unless the Repurchase Options are exercised.

11.	Derivatives and Other Financial Instruments

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

Our objective in using cash flow hedges is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2005 and the nine months ended September 30, 2006, one such derivative has been used to hedge the variable cash flows associated with existing variable-rate debt. We formally documented the hedging relationship and account for our interest rate swap agreement as a cash flow hedge.

As of September 30, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes. As of September 30, 2006, our one interest rate swap had a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At September 30, 2006, the interest rate swap agreement had a fair value of $6.4 million, which is included in other assets. The change in net unrealized (losses)/gains of ($5.2 million) and $513,000, respectively, for the three and nine months ended September 30, 2006 for derivatives designated as cash flow hedges is reflected on the consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. At September 30, 2005, the interest rate swap agreement had a fair value of $3.8 million, which is included in other assets. The change in net unrealized gains of $5.6 million and $3.8 million, respectively, for the three and nine months ended September 30, 2005 for derivatives designated as cash flow hedges is reflected on the consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. An immaterial amount of hedge ineffectiveness on our cash flow hedge due to mismatches in maturity dates of the swap and debt was recognized in other income during the three and nine months ended September 30, 2006 and 2005.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are received on the Company’s variable-rate debt. The change in net unrealized gains/losses on cash flow hedges reflects recognition of $1.5 million of net realized gains from accumulated other comprehensive income to interest expense for the nine months ended September 30, 2006.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair value of the put and call options was $366,000 and $317,000 at September 30, 2006 and December 31, 2005, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded a net change in the fair value of the put and call options of $49,000 and $15,000 for the nine months ended September 30, 2006 and 2005, respectively, which is recorded as a charge to rental operations expense on the consolidated statements of income.

The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after completion of the initial tenant improvements at the property, which have been completed as of September 30, 2006. If the put option is not exercised, then the Company has a call option to purchase the other member’s interest after January 25, 2007, the second anniversary of the limited liability company agreement, but only while the Waples property is stabilized. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair value of the project at the time of exercise. The Company believes the fair value of the project is equal to, or in excess of, the carrying value of the project as of September 30, 2006. In addition, if the other member exercises the put option, the Company believes it has adequate resources to settle the option.

The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the intrinsic value of the project at the time of exercise. At September 30, 2006, the net fair value of the put option was approximately equal to the other member’s equity investment.

The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the our membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell option price will be based on the fair value of the assets at the time of exercise.

12.	New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating and assessing the impact of this interpretation on our financial position, results of operations or cash flows.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and extends disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating and assessing the impact of this interpretation on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. The provisions of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company currently believes the adoption of SAB 108 will not have a material impact on its financial position, results of operations or cash flows.

13.	Subsequent Events

On October 20, 2006, the Company, through its Operating Partnership subsidiary, entered into a definitive purchase and sale agreement with CLSB I, LLC and CLSB II, LLC, affiliates of Lyme Properties, to acquire the Center for Life Science Boston, located at 3 Blackfan Circle in the Longwood Medical Area in Boston, Massachusetts. On November 2, 2006, the purchase and sale agreement was amended, among other things, to exclude from the acquisition a $17.6 million note receivable held by the seller. The 702,940 square foot life science research building is currently under construction. With the amended initial purchase price of approximately $490 million (excluding closing costs), and future construction costs to complete the project, the Company expects to invest over $700 million in the Center for Life Science Boston. The acquisition is expected to close in the fourth quarter of 2006 and is subject to customary closing conditions.

On November 3, 2006, the Company secured a commitment from KeyBank for an acquisition and construction loan to provide borrowings of up to approximately $550 million. The net proceeds of the loan, which will be secured by the Center for Life Science Boston, will be used to fund a portion of the purchase price of the acquisition and a portion of the future construction costs to complete the project. In addition, on November 3, 2006, the Company entered into amendments to its unsecured revolving credit facility and secured term loan facility to allow the Company to acquire and complete the development of the Center for Life Science Boston.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarter ended June 30, 2006. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of September 30, 2006, the Company owned or had interests in 52 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 89 buildings with approximately 7.7 million rentable square feet of laboratory and office space, which was approximately 92.4% leased to 98 tenants. Of the approximately 584,000 square feet of unleased space, 392,000 square feet, or 67.1% of our unleased square footage, was under redevelopment. The Company also owned undeveloped land that we estimate can support up to 1.7 million rentable square feet of laboratory and office space.

We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.

Factors Which May Influence Future Operations

Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2006, our property portfolio was 92.4% leased to 98 tenants. Approximately 14.9% of our leased square footage expires during the remainder of 2006 and approximately 8.3% of our leased square footage expires during 2007. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which will expire in 2008.

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

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating and assessing the impact of this interpretation on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and extends disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating and assessing the impact of this interpretation on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the Securities and Exchange Commission (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. The provisions of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We currently believe the adoption of SAB 108 will not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Comparison of Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Rental Revenues.  Rental revenues increased $21.2 million to $49.8 million for the three months ended September 30, 2006 compared to $28.6 million for the three months ended September 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property rental revenues increased $571,000, or 2.0%, for the three months ended September 30, 2006 compared to the same period in 2005.

Tenant Recoveries.  Revenues from tenant reimbursements increased $2.5 million to $14.7 million for the three months ended September 30, 2006 compared to $12.2 million for the three months ended September 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property tenant recoveries increased $59,000, or 0.5%, for the three months ended September 30, 2006 compared to the same period in 2005.

Other Income.  Other income was $9,000 for the three months ended September 30, 2006 compared to $512,000 for the three months ended September 30, 2005.

Rental Operations Expense.  Rental operations expenses increased $1.3 million to $11.1 million for the three months ended September 30, 2006 compared to $9.8 million for the three months ended September 30, 2005. The increase was primarily due to the inclusion of rental property operations expenses for properties acquired in 2005 and 2006, and an increase in same property rental operations expense of $509,000, or 5.1%, for the three months ended September 30, 2006 compared to the same period in 2005.

Real Estate Tax Expense.  Real estate tax expense increased $2.1 million to $5.7 million for the three months ended September 30, 2006 compared to $3.6 million for the three months ended September 30, 2005. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2005 and 2006, as well as the increase in same property real estate tax expense of $271,000, or 7.6%, for the three months ended September 30, 2006 compared to the same period in 2005.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $6.4 million to $18.6 million for the three months ended September 30, 2006 compared to $12.2 million for the three months ended

September 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2005 and 2006, as well as the increase in same property depreciation expense primarily related to completed tenant improvements in the current year of $307,000, or 2.5%, for the three months ended September 30, 2006 compared to the same period in 2005.

General and Administrative Expenses.  General and administrative expenses increased $853,000 to $4.6 million for the three months ended September 30, 2006 compared to $3.8 million for the three months ended September 30, 2005. The increase was primarily due to additional personnel costs associated with the growth of the company in 2005 and 2006.

Interest Income.  Interest income decreased $589,000 to $218,000 for the three months ended September 30, 2006 compared to $807,000 for the three months ended September 30, 2005. This is primarily due to greater interest earned on funds available for investment during the three months ended September 30, 2005 versus the three months ended September 30, 2006.

Interest Expense.  Interest expense increased $5.9 million to $13.3 million for the three months ended September 30, 2006 compared to $7.4 million for the three months ended September 30, 2005. The increase in interest expense is a result of more overall debt outstanding during 2006 partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium, which decreased interest expense by $618,000 compared to $630,000 in 2005, and capitalized interest, which decreased interest expense by $714,000 compared to $275,000 in 2005.

Minority Interests in Consolidated Partnerships.  Minority interest in consolidated partnerships decreased $30,000 to $15,000 for the three months ended September 30, 2006 compared to $45,000 for the three months ended September 30, 2005. The decrease is a result of a decrease in the net loss of the King of Prussia limited partnership offset by the allocation of the net income of our Ardenwood Venture property.

Minority Interests in Operating Partnership.  Minority interests in operating partnerships increased ($191,000) to ($514,000) for the three months ended September 30, 2006 compared to ($323,000) for the three months ended September 30, 2005. The increase in minority interest is related to the increase in net income for the three months ended September 30, 2006, partially offset by a decrease in the percentage of ownership of the operating partnership unit holders due to our follow-on common stock offerings in June 2005, May 2006 and August 2006 and corresponding decreases in the income allocable to minority interests for the operating partnership.

Comparison of Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Rental Revenues.  Rental revenues increased $54.7 million to $117.5 million for the nine months ended September 30, 2006 compared to $62.8 million for the nine months ended September 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006. In addition, same property rental revenues increased $790,000, or 1.8%, for the nine months ended September 30, 2006 compared to the same period in 2005, due primarily to income from tenants where redevelopment activity had concluded.

Tenant Recoveries.  Revenues from tenant reimbursements increased $12.2 million to $40.2 million for the nine months ended September 30, 2006 compared to $28.0 million for the nine months ended September 30, 2005. The increase was primarily due to acquisitions during 2005 and 2006, and was partially offset by same property tenant recoveries, which decreased $169,000, or 0.8%, for the nine months ended September 30, 2006 compared to the same period in 2005.

Other Income.  Other income decreased $3.4 million to $79,000 for the nine months ended September 30, 2006 compared to $3.5 million for the nine months ended September 30, 2005. The balance for the nine months ended September 30, 2005 is comprised of a gain on early termination of lease of a portion of the Nektar lease at our Industrial Road property of $3.2 million.

Rental Operations Expense.  Rental operations expenses increased $7.4 million to $30.3 million for the nine months ended September 30, 2006 compared to $22.9 million for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of rental property operations expenses for properties acquired in 2005 and 2006, as well as an increase in same property rental operations expense of $97,000, or 0.5%, for the nine months ended September 30, 2006 compared to the same period in 2005.

Real Estate Tax Expense.  Real estate tax expense increased $6.8 million to $14.6 million for the nine months ended September 30, 2006 compared to $7.8 million for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2005 and 2006, as well as the increase in same property real estate tax expense of $352,000, or 7.4%, for the nine months ended September 30, 2006 compared to the same period in 2005.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $19.9 million to $46.7 million for the nine months ended September 30, 2006 compared to $26.8 million for the nine months ended September 30, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2005 and 2006, as well as the increase in same property depreciation expense primarily related to completed tenant improvements in the current year of $547,000, or 2.9%, for the nine months ended September 30, 2006 compared to the same period in 2005.

General and Administrative Expenses.  General and administrative expenses increased $4.2 million to $13.2 million for the nine months ended September 30, 2006 compared to $9.0 million for the nine months ended September 30, 2005. The increase was primarily due to additional personnel costs and higher consulting and professional fees associated with corporate governance and Sarbanes-Oxley Section 404 implementation.

Interest Income.  Interest income decreased $174,000 to $813,000 for the nine months ended September 30, 2006 compared to $987,000 for the nine months ended September 30, 2005. This is primarily due to greater interest earned on funds available for investment for the nine months ended September 30, 2005 versus the nine months ended September 30, 2006.

Interest Expense.  Interest expense increased $14.8 million to $30.4 million for the nine months ended September 30, 2006 compared to $15.6 million for the nine months ended September 30, 2005. The increase in interest expense is a result of more overall debt outstanding and higher interest rates during 2006 partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium, which decreased interest expense by $1.8 million compared to $1.3 million in 2005, and capitalized interest which decreased interest by $1.3 million compared to $446,000 in 2005.

Minority Interests in Consolidated Partnerships.  Minority interest in consolidated partnerships decreased $104,000 to $115,000 for the nine months ended September 30, 2006 compared to $219,000 for the nine months ended September 30, 2005. The decrease is a result of a decrease in the net loss of the King of Prussia limited partnership offset by the allocation of the net income of the Ardenwood Venture property.

Minority Interests in Operating Partnership.  Minority interests in operating partnerships increased ($201,000) to ($1.2 million) for the nine months ended September 30, 2006 compared to ($991,000) for the nine months ended September 30, 2005. The increase in minority interest is related to the increase in net income for the nine months ended September 30, 2006, partially offset by a decrease in the percentage of ownership of the operating partnership unit holders due to our follow-on common stock offerings in June 2005, May 2006 and August 2006 and corresponding decreases in the income allocable to minority interests for the operating partnership.

Cash Flows

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

	Nine Months Ended September 30,
	2006	2005	Change
	(In thousands)

Net cash provided by operating activities	$71,706	$41,320	$30,386
Net cash used in investing activities	(801,375)	(531,838)	(269,537)
Net cash provided by financing activities	756,675	537,144	219,531
Ending cash balance	47,318	74,495	(27,177)

Cash and cash equivalents were $47.3 million and $74.5 million, respectively, at September 30, 2006 and September 30, 2005.

Net cash provided by operating activities increased $30.4 million to $71.7 million for the nine months ended September 30, 2006 compared to $41.3 million for the nine months ended September 30, 2005. The increase was primarily due to the increases in operating income before depreciation and amortization.

Net cash used in investing activities increased $269.6 million to $801.4 million for the nine months ended September 30, 2006 compared to $531.8 million for the nine months ended September 30, 2005. The increase was primarily due to an increase of cash paid and held in escrow for acquisitions and cash paid for purchases of real estate and non-real estate assets, partially offset by a decrease in receipts of master lease payments.

Net cash provided by financing activities increased $219.6 million to $756.7 million for the nine months ended September 30, 2006 compared to $537.1 million for the nine months ended September 30, 2005. The increase was primarily due to proceeds from exchangeable notes, mortgage notes, additional stock offerings, and the exercise of a stock warrant in 2006, offset by proceeds from the secured term loan received in 2005.

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

The following table provides the calculation of our FFO and reconciliation to net income (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$10,812	$5,201	$22,444	$12,477
Adjustments
Minority interests in operating partnership	514	323	1,192	991
Depreciation and amortization — real estate assets	18,638	12,184	46,754	26,862

Funds from operations	$29,964	$17,708	$70,390	$40,330

Funds from operations per share — diluted	$0.47	$0.36	$1.26	$1.02

Weighted-average common shares outstanding — diluted	63,646,647	49,444,409	55,926,343	39,545,665

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

On August 21, 2006, we completed a follow-on common stock offering of 7,992,500 shares at $28.75 per share, resulting in net proceeds of $220.3 million.

On August 23, 2006, we obtained a $147.0 million fixed-rate, mortgage loan from KeyBank National Association, which is secured by our Shady Grove Road property in Rockville, Maryland. The loan bears interest at a fixed rate of 5.97% per annum and matures on September 1, 2016. We used the proceeds of the mortgage loan, along with borrowings on our unsecured revolving credit facility, to repay our $150.0 million bridge loan, which was secured by the same property.

On September 25, 2006, we issued $175.0 million aggregate principal amount of 4.50% Exchangeable Notes due 2026. The net proceeds from the issuance were used to repay a portion of the outstanding indebtedness under our $500.0 million revolving credit facility and for working capital purposes.

Under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of

1933, as amended, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006 we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Our total market capitalization at September 30, 2006 was approximately $2.9 billion based on the market closing price of our common stock at September 30, 2006 of $30.34 per share (assuming the conversion of 2,863,564 operating partnership units into common stock) and our debt outstanding was approximately $814.4 million (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 28.2% at September 30, 2006. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

At September 30, 2006, we had no outstanding borrowings on our $500.0 million unsecured revolving credit facility, $250.0 million in outstanding borrowings on our secured term loan, and $175.0 million in outstanding principal amount of our exchangeable notes.

Off Balance Sheet Arrangements

As of September 30, 2006, we had an investment in an unconsolidated partnership, McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity (“VIE”) as defined in FIN 46(R); however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At September 30, 2006, our share of the debt related to this investment was equal to approximately $2.2 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $16.8 million and $11.0 million, respectively, at September 30, 2006, and were $17.1 million and $11.0 million, respectively, at December 31, 2005. Our equity in net income of McKellar Court was $20,000 for the three months ended September 30, 2006 and 2005, and $62,000 and $91,000 for the nine months ended September 30, 2006 and 2005, respectively.

We have been determined to be the primary beneficiary in four other variable interest entities, which we consolidate.

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

From our initial public offering through September 30, 2006, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $2.3697 per common share and unit, representing three quarterly dividends of $0.29 in 2006, five full quarterly dividends of $0.27 in 2005 and the fourth quarter of 2004 and a partial third quarter 2004 dividend of $0.1497 per common share and unit.

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

As of September 30, 2006, our consolidated debt consisted of 15 fixed-rate notes with a carrying value of $389.4 million (including $13.3 million of unamortized premium) and a weighted-average effective interest rate of 5.4%, our secured term loan with an outstanding balance of $250.0 million, and our exchangeable notes with an outstanding balance of $175.0 million at an interest rate of 4.5%. We had no borrowings outstanding on our revolving credit facility at September 30, 2006. We have entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At September 30, 2006, the fair value of the fixed-rate debt was estimated to be $385.3 million compared to the net carrying value of $389.4 million (including $13.3 million of premium). We do not believe that the interest rate risk represented by our fixed rate debt was material as of September 30, 2006 in relation to total assets of $2.1 billion and equity market capitalization of $2.1 billion of our common stock and operating units. At September 30, 2006, the fair value of the debt of our investment in unconsolidated partnership approximated the carrying value.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risks. Our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 include detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors” and “Part II, Item 1A. Risk Factors,” respectively. Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q as a result of certain events that occurred during the third quarter of 2006, including the closing of the acquisition of the Pacific Research Center in Newark, California, the completion of our follow-on common stock offering of 7,992,500 shares, the completion of our $147.0 million mortgage loan with KeyBank National Association and the issuance of $175.0 million aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Properties, Our Business and Our Growth Strategy

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of September 30, 2006, we had 98 tenants in 52 properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 20.9% and 12.3%, respectively, of our annualized base rent for the quarter ended September 30, 2006, and 12.1% and 7.6%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.

The geographic concentration of our properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.

Eleven of our 52 properties are located in the Boston area. As of September 30, 2006, these properties represented 25.8% of our annualized base rent and 17.0% of our total rentable square footage. Four of our 52 properties are located in Maryland. As of September 30, 2006, these properties represented 22.3% of our annualized base rent and 14.3% of our total rentable square footage. In addition, 20 of our 52 properties are located in California, with ten in San Diego and ten in San Francisco. As of September 30, 2006, these properties represented 28.0% of our annualized base rent and 40.4% of our total rentable square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes (with respect to California) and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes because of our properties’ concentration in California. The close proximity of our ten properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country.

Risks Related to Our Organizational Structure

Conflicts of interest could result in our management acting other than in our stockholders’ best interests.

Our executive officers and directors beneficially own 4.6% of our common stock and exercise substantial influence over our business and, as a result, they may delay, defer or prevent us from taking actions that would be beneficial to our other stockholders.  As of September 30, 2006, our executive officers, directors and entities affiliated with them beneficially owned an aggregate of 469,583 shares of our common stock and units which may be exchanged for 2,673,172 shares of our common stock, representing a total of approximately 4.6% of our outstanding common stock. Consequently, our executive officers and directors have substantial influence over us and could exercise their influence in a manner that may not be in the best interests of our stockholders.

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

As of September 30, 2006, we had outstanding mortgage indebtedness of $376.1 million, excluding $13.3 million of debt premium, and $250.0 million of borrowings under our secured term loan facility, secured by 14 of our properties, as well as $2.2 million associated with our unconsolidated partnership. We also have outstanding $175.0 million aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026. There were no outstanding borrowings under our $500.0 million unsecured revolving credit facility at September 30, 2006. We expect to incur additional debt in connection with future acquisitions. Our organizational documents do not limit the amount or percentage of debt that we may incur.

Risks Related to Our REIT Status

The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of September 30, 2006, we had outstanding 65,493,232 shares of our common stock, as well as units in our operating partnership which may be exchanged for 2,863,564 shares of our common stock. In addition, as of September 30, 2006, we had reserved an additional 1,878,018 shares of common stock for future issuance under our incentive award plan.

Furthermore, under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006 we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

On September 22, 2006, the lead underwriter of our initial public offering exercised a warrant to purchase 270,000 shares of our common stock at $15.00 per share, resulting in aggregate proceeds to us of $4,050,000. The shares were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

4.1	Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(1)
10.1	Promissory Note, dated August 23, 2006, by BMR-Shady Grove B LLC in favor of KeyBank National Association.(2)
10.2	Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated August 23, 2006, by BMR-Shady Grove Road HQ LLC in favor of KeyBank National Association.(2)
10.3	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of September 15, 2006.(3)
10.4	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(1)
10.5	Real Estate Purchase and Sale Agreement, dated as of October 20, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.(4)
10.6	First Amendment to Real Estate Purchase and Sale Agreement, dated as of November 2, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.
10.7	First Amendment to First Amended and Restated Unsecured Credit Agreement, dated as of November 3, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.
10.8	Second Amendment to Secured Term Loan Agreement, dated as of November 3, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2006.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

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

Dated: November 7, 2006