Form 10-K
period 2006-12-31
BioMed Realty Trust Inc
filed 2007-02-28
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 1-32261

BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
17140 Bernardo Center Drive, Suite 222	92128
San Diego, California	(Zip Code)
(Address of Principal Executive Offices)
(858) 485-9840
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange
7.375% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange

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

The aggregate market value of the 56,759,149 shares of common stock held by non-affiliates of the registrant was $1,699,368,921 based upon the last reported sale price of $29.94 per share on the New York Stock Exchange on June 30, 2006, the last business day of its most recently completed second quarter.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 28, 2007 was 65,455,198.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its May 16, 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.

FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Business

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets,

•	general economic conditions,

•	our ability to compete effectively,

•	defaults on or non-renewal of leases by tenants,

•	increased interest rates and operating costs,

•	our failure to obtain necessary outside financing,

•	our ability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	our failure to successfully operate acquired properties and operations,

•	our failure to maintain our status as a real estate investment trust, or REIT,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	financial market fluctuations, and

•	changes in real estate and zoning laws and increases in real property tax rates.

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

General

As used herein, the terms “we,” “us,” “our” or the “company” refer to BioMed Realty Trust, Inc., a Maryland corporation and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P., our predecessor. We are a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.

We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. As of December 31, 2006, we owned or had interests in 56 properties, consisting of 92 buildings with approximately 7.9 million rentable square feet of laboratory and office space. Our operating portfolio was approximately 96.3% leased to 107 tenants, not including 1.3 million square feet, or 84.7% of the unleased square footage in our operating and non-operating portfolio, that was available for redevelopment. In addition, we have properties with approximately 1.2 million rentable square feet under construction and undeveloped land that we estimate can support up to an additional 1.1 million rentable square feet of laboratory and office space.

Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing management, leasing, development and administrative services to our properties. As of February 28, 2007, we had 87 employees.

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

2006 Highlights

On May 24, 2006, we completed the acquisition of Shady Grove Road, Human Genome Sciences, Inc.’s 635,058 square foot headquarters office and laboratory facility, and Belward Campus Drive, its 289,912 square foot large-scale manufacturing facility, as well as undeveloped land that we estimate can support the development of up to approximately 500,000 rentable square feet of laboratory and office space, located in Rockville, Maryland for approximately $427.1 million, excluding closing costs. The properties are fully leased to Human Genome Sciences pursuant to 20-year triple-net leases.

On June 7, 2006, we completed a follow-on common stock offering of 10,436,250 shares at $28.65 per share, resulting in net proceeds of $286.5 million.

On June 28, 2006, we amended and restated our unsecured revolving credit facility, doubling the size of the facility from $250 million to $500 million. In addition to increasing the size of the facility, the amendment extended the term to June 27, 2009, provided greater flexibility with respect to covenants, and reduced the borrowing rate. We may extend the maturity date of the revolving credit facility to June 27, 2010 and may increase the amount of the facility to $700 million upon satisfying certain conditions.

On July 11, 2006, we completed the acquisition of the Pacific Research Center located at 7777 Gateway Boulevard, Newark, California. The property, consisting of ten two- and three-story office buildings totaling 1,432,324 square feet, as well as undeveloped land that we estimate can support the development of up to approximately 400,000 rentable square feet of space, was acquired for approximately $214.0 million, excluding closing costs.

On August 21, 2006, we completed a follow-on common stock offering of 7,992,500 shares at $28.75 per share, resulting in net proceeds of $220.3 million.

On August 23, 2006, we closed a $147.0 million fixed-rate, mortgage loan with KeyBank National Association, or KeyBank, which is secured by our Shady Grove Road property. The loan bears interest at a fixed rate of 5.97% per annum and matures on September 1, 2016.

On September 25, 2006, our operating partnership issued $175.0 million aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026, resulting in net proceeds of $169.4 million.

On November 17, 2006, we completed the acquisition of the Center for Life Science | Boston. The 702,940 square foot life science research building is located in the Longwood Medical Area in Boston, Massachusetts and is currently under construction. The total purchase price was approximately $472.7 million, excluding closing costs. We expect to invest in excess of an additional $200 million in the Center for Life Science | Boston to complete the project.

We funded the purchase price for the Center for Life Science | Boston acquisition using borrowings under a new $550 million secured acquisition and construction loan with KeyBank (under which we initially borrowed approximately $266 million) and borrowings under our $500 million unsecured revolving credit facility. The secured acquisition and construction loan was amended and restated and syndicated on December 21, 2006. As of December 31, 2006, this loan bore interest at a weighted-average rate of 6.575% per annum. The loan matures on November 16, 2009, subject to a one-year extension at our option upon satisfying certain conditions.

On December 21, 2006, we signed a new, 15-year lease with Regeneron Pharmaceuticals, Inc. for approximately 194,000 square feet of to be built office and laboratory space at our Landmark at Eastview property. Under the lease, Regeneron will relocate a majority of its existing operations at the Landmark at Eastview property to buildings to be constructed by us on the Landmark campus. Following Regeneron’s relocation, which is expected to occur in March 2009, we intend to redevelop and offer for lease the space Regeneron currently occupies at the Landmark at Eastview property (excluding 27,021 square feet of space that Regeneron will continue to lease).

In addition to the acquisitions described above, during 2006, we acquired twelve properties, totaling approximately 743,000 rentable square feet of laboratory and office space that was 78.6% leased at acquisition, for an aggregate of approximately $195.9 million (excluding closing costs). In total, during 2006, we acquired 16 properties, consisting of 3.1 million rentable square feet of laboratory and office space, as well as approximately 797,000 rentable square feet under construction and undeveloped land that we estimate can support up to an additional 900,000 rentable square feet of laboratory and office space, for an aggregate of approximately $1.3 billion (excluding closing costs).

During 2006, we declared aggregate dividends on our common stock and distributions on our operating partnership units of $1.16 per common share and unit, representing four full quarterly dividends of $0.29 per common share and unit.

Subsequent Events

On January 18, 2007, we completed an offering of 9,200,000 shares of 7.375% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, resulting in net proceeds of $222.6 million, the majority of which were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit.

On January 26, 2007, we signed new, long-term leases with Illumina, Inc. for approximately 195,000 square feet of office and laboratory space at our Towne Centre Drive property. Under the new leases, Illumina will expand into a new 84,000 square foot building to be constructed at the property. Once completed and occupied, Illumina will lease the new building for a 15-year term. In addition, Illumina extended its lease for the 109,270 square feet it currently occupies at Towne Centre Drive by nine years to 2023 to correspond with the new 15-year lease on the building to be constructed.

On January 29, 2007, we entered into definitive purchase and sale agreements with affiliates of Lyme Timber Company to acquire a portfolio of real estate assets located in Cambridge, Massachusetts; Houston, Texas; and New Haven, Connecticut. The acquisition includes approximately 600,000 square feet of life science space recently completed or under construction at Lyme’s Rogers Street project and land that can support approximately 266,000 square feet of life science laboratory and office space at Kendall Square in Cambridge, Massachusetts. The total purchase price for the portfolio is approximately $510 million, excluding closing costs. The acquisition is expected to close in the second quarter of 2007 and is subject to customary due diligence and closing conditions.

Growth Strategy

Our success and future growth potential is based upon the unique real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this fast growing industry.

Our external growth strategy includes:

•	an ability to capitalize on management’s extensive acquisition expertise and extensive industry relationships among life science tenants, property owners and real estate brokers,

•	a focus on acquiring properties leased to high quality life science tenants at attractive yields and acquiring properties with potential upside through lease-up, redevelopment or additional development,

•	the selective development of life science space in target market locations, and

•	an emphasis on the location of potential acquisitions in relation to academic and research institutions to support long-term value.

Our internal growth strategy includes:

•	access to cost-effective capital, enabling us to finance tenant improvements and lease available space to high quality, long-term tenants,

•	predictable and consistent earnings growth through annual contractual rental rate increases,

•	close monitoring of our existing tenants to address opportunities to renew, extend or modify existing leases and identify additional expansion opportunities,

•	redevelopment opportunities to convert existing office and warehouse space into laboratory space,

•	the ability to leverage tenant-financed improvements to encourage tenant renewals or to substantially increase rental rates at the end of a lease, and

•	pre-leasing and construction of new laboratory and office space on land held for development.

Target Markets

Our target markets — Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities — have emerged as the primary hubs for research, development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research, personnel and capital to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.

Positive Life Science Industry Trends

We expect continued growth in the life science industry due to several factors:

•	the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives,

•	the existing high level of, and continuing increase in, research and development expenditures, as represented by a recent Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by its members climbed to a record $43.0 billion in 2006 from $39.9 billion in the prior year, and when combined with non-member companies, totaled a record $55.2 billion in 2006, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.

We are uniquely positioned to benefit from these favorable dynamics through the demand for space for research, development and production by our life science industry tenants.

Experienced Management

We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns and growth for our stockholders. Our executive officers have acquired, developed, owned, leased and managed in excess of $3.0 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.

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

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remove hazardous or toxic substances or petroleum product releases or threats of releases at such property, and may be held liable for property damage and for investigation, clean-up and monitoring costs incurred in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from the other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment in that property.

Federal regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the presence of asbestos-containing materials, or ACMs, and potential ACMs in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential

ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.

Federal, state and local laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and any water pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.

In addition, our leases generally provide that (1) the tenant is responsible for all environmental liabilities relating to the tenant’s operations, (2) we are indemnified for such liabilities and (3) the tenant must comply with all environmental laws and regulations. Such a contractual arrangement, however, does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such an arrangement. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. In addition, if there is a violation of such a requirement in connection with a tenant’s operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities for such violation and could be required to correct the violation and pay related fines. In certain situations, we have indemnified tenants for conditions preceding their lease term, or that do not result from their operations.

Prior to closing any property acquisition, we obtain environmental assessments in a manner we believe prudent in order to attempt to identify potential environmental concerns at such properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the first phase of the environmental assessments or other information indicate possible contamination or where our consultants recommend such procedures.

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

Insurance

We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Science Center Drive, Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for some of our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below.

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

However, some of our competitors have greater financial resources than we do and may be able to accept more risks, including risks with respect to the creditworthiness of a tenant or the geographic proximity of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. These concessions could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Foreign Operations

We do not engage in any foreign operations or derive any revenue from foreign sources.

Item 1A.	Risk Factors

For purposes of this section, the term “stockholders” means the holders of shares of our common stock and our preferred stock.

Risks Related to Our Properties, Our Business and Our Growth Strategy

Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to our stockholders.

As of December 31, 2006, we had 107 tenants in 56 properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 17.4% and 15.7%, respectively, of our annualized base rent for the year ended December 31, 2006, and 11.8% and 7.7%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.

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

Twelve of our 56 properties are located in the Boston area. As of December 31, 2006, these properties represented 26.7% of our annualized base rent and 16.7% of our total rentable square footage. Four of our 56 properties are located in Maryland. As of December 31, 2006, these properties represented 23.0% of our annualized base rent and 14.0% of our total rentable square footage. In addition, 22 of our 56 properties are located in California, with twelve in San Diego and ten in San Francisco. As of December 31, 2006, these properties represented 24.5% of our annualized base rent and 40.7% of our total rentable square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes (with respect to California) and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes because of our properties’ concentration in California. The close proximity of our ten properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country.

Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.

In our formation transactions, certain of our executive officers, Alan D. Gold, Gary A. Kreitzer, John F. Wilson, II and Matthew G. McDevitt, and certain other individuals contributed six properties to our operating partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold, Kreitzer, Wilson and McDevitt and the other contributors of those assets would suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify those contributors against such adverse tax consequences for a period of ten years. This indemnification will help those contributors to preserve their tax positions after their contributions. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt, some of which must be property specific, that the contributors can guarantee in order to defer any taxable gain they may incur if our operating partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During the indemnification period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to our stockholders.

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

We own properties principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, each of which is currently a leading market in the United States for the life science industry. We cannot assure you that these markets will remain favorable to the life science industry, that these markets will continue to grow or that we will be successful expanding in these markets.

In addition to the 13 properties we acquired in connection with our initial public offering in August 2004, we have acquired an additional 43 properties, and we expect to continue to expand. This anticipated growth will require substantial attention from our existing management team, which may divert management’s attention from our current properties. Implementing our growth plan will also require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

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

We continue to evaluate the market for available properties and may acquire office, laboratory and other properties when opportunities exist. We also may develop or substantially renovate office and other properties. Acquisition, development and renovation activities are subject to significant risks, including:

•	changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction,

•	we may be unable to obtain financing on favorable terms (or at all),

•	we may spend more time or money than we budget to improve or renovate acquired properties or to develop new properties,

•	we may be unable to quickly and efficiently integrate new properties, particularly if we acquire portfolios of properties, into our existing operations,

•	we may fail to obtain the financial results expected from the properties we acquire or develop, making them unprofitable,

•	market and economic conditions may result in higher than expected vacancy rates and lower than expected rental rates,

•	we may fail to retain tenants that have pre-leased our properties under development if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications,

•	if we develop properties, we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations,

•	we are less familiar with the development of properties in markets outside of California,

•	acquired and developed properties may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service, and

•	we may acquire land, properties or entities owning properties, which are subject to liabilities and for which, in the case of unknown liabilities, we may have limited or no recourse.

In November 2006, we acquired the Center for Life Science | Boston, a 702,940 square foot life science research building under development. We expect to invest in excess of an additional $200 million to complete the project. In addition, we have commenced approximately 360,000 square feet of development at our Landmark at Eastview property in New York, and approximately 94,000 square feet of development at our Fairview Avenue property in Seattle, Washington. As a result of these projects, we may face increased risk with respect to our development activities.

The realization of any of the above risks could significantly and adversely affect our financial condition, results of operations, cash flow, per share trading price of our securities, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders.

Our success depends on key personnel with extensive experience dealing with the real estate needs of life science tenants, and the loss of these key personnel could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Mr. Gold, our Chairman, President and Chief Executive Officer, Mr. Kreitzer, our Executive Vice President, General Counsel and Secretary, Mr. Wilson, our Executive Vice President — Operations, Mr. McDevitt, our Regional Executive Vice President, and Kent Griffin, our Chief Financial Officer. Among the reasons that Messrs. Gold, Kreitzer, Wilson, McDevitt and Griffin are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Kreitzer, Wilson, McDevitt and Griffin, but we cannot guarantee that they will not terminate their employment prior to the end of the term.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules and regulations of the Securities and Exchange Commission and the New York Stock Exchange, or NYSE, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accountants’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

We are one of only two publicly traded entities focusing primarily on the acquisition, management, expansion and selective development of properties designed for life science tenants. However, various entities, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers invest in properties containing life science tenants and therefore compete for investment opportunities with us. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Science Center Drive, Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for some of our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Any of these events could adversely affect our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders.

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

If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

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

Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that such contamination does not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Square A and Kendall Square D properties are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.

Environmental laws also:

•	may require the removal or upgrade of underground storage tanks,

•	regulate storm water, wastewater and water pollutant discharge,

•	regulate air pollutant emissions,

•	regulate hazardous materials generation, management and disposal, and

•	regulate workplace health and safety.

Life science industry tenants, our primary tenant industry focus, frequently use hazardous materials, chemicals, heavy metals, and biological and radioactive compounds. Our tenants’ controlled use of these materials subjects us and our tenants to laws that govern using, manufacturing, storing, handling and disposing of such materials and certain byproducts of those materials. We are unaware of any of our existing tenants violating applicable laws and regulations, but we and our tenants cannot completely eliminate the risk of contamination or injury from these materials. If our properties become contaminated, or if a party is injured, we could be held liable for any damages that result. Such liability could exceed our resources and any environmental remediation insurance coverage we have, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own.

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

All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties is not in compliance with the ADA, then we would be required to bring the offending properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected.

We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to make distributions.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. We believe that our properties are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Risks Related to Our Organizational Structure

Conflicts of interest could result in our management acting other than in our stockholders’ best interests.

We may choose not to enforce, or to enforce less vigorously, our rights under contribution agreements because of conflicts of interest with certain of our officers.  Messrs. Gold, Kreitzer, Wilson and McDevitt, some of their spouses and parents, and other individuals and entities not affiliated with us or our management, had ownership interests in the properties contributed to our operating partnership in our formation transactions. Under the agreements relating to the contribution of those interests, we are entitled to indemnification and damages in the event of breaches of representations or warranties made by Messrs. Gold, Kreitzer, Wilson and McDevitt and other contributors. None of these contribution agreements were negotiated on an arm’s-length basis. We may choose not to enforce, or to enforce less vigorously, our rights under these contribution agreements because of our desire to maintain our ongoing relationships with the individuals involved.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.

Our charter and the articles supplementary with respect to our preferred stock contain 9.8% ownership limits that may delay, defer or prevent a change of control transaction.  Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the value of our outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of our common stock or series A preferred stock. The board may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Certain provisions of Maryland law could inhibit changes in control that may delay, defer or prevent a change of control transaction.  Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. The business combinations are prohibited for five

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

Our board of directors has adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. Total market capitalization is defined as the sum of the market value of our outstanding common stock (which may decrease, thereby increasing our debt-to-total capitalization ratio), plus the aggregate value of operating partnership units we do not own, plus the liquidation preference of outstanding preferred stock, plus the book value of our total consolidated indebtedness. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Our board of directors may alter or eliminate our current policy on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage policies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk we would default on our debt.

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

As of December 31, 2006, we had outstanding mortgage indebtedness of $390.4 million, excluding $13.5 million of debt premium; approximately $250 million of borrowings under our secured term loan facility, secured by 15 of our properties; $2.2 million of mortgage indebtedness associated with our unconsolidated partnership; $175 million of outstanding aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026; $228.2 million in outstanding borrowings under our $500 million unsecured revolving credit facility; and $286.4 million in outstanding borrowings under our $550 million acquisition and construction loan, secured by our Center for Life Science | Boston property. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur.

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

Hedging involves risk and typically involves costs, including transaction costs, that may reduce our overall returns on our investments. These costs increase as the period covered by the hedging increases and during periods of rising and volatile interest rates. These costs will also limit the amount of cash available for distribution to stockholders. We generally intend to hedge as much of the interest rate risk as management determines is in our best interests given the cost of such hedging transactions. The REIT qualification rules may limit our ability to enter into hedging transactions by requiring us to limit our income from hedges. If we are unable to hedge effectively because of the REIT rules, we will face greater interest rate exposure than may be commercially prudent. In connection with our $250 million secured term loan, we entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting interest rate swap agreements, which have the effect of fixing the interest rate on the long-term debt we expect to enter into upon completing construction of the project in 2008. Other than these interest rate swaps, we have not entered into any hedging transactions.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our $550 million secured construction loan, our $250 million senior secured term loan facility and our $500 million senior unsecured credit facility, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our net taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of our common stock or preferred stock.

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

We believe that we have operated and intend to continue operating in a manner intended to allow us to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through a partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize our REIT status. Our REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for us to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that we have qualified or will continue to qualify as a REIT.

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as ordinary corporate distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock or preferred stock.

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

We may need to borrow funds at times when the then-prevailing market conditions are not favorable for these borrowings. These borrowings could increase our costs or reduce our equity and adversely affect the value of our common stock or preferred stock.

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

Changes in market interest rates have historically affected the trading prices of equity securities issued by REITs. One of the factors that will influence the price of our common stock and preferred stock will be the dividend yield on such stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock or series A preferred stock to expect a higher dividend yield. Further, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could harm our financial condition and results of operations and could cause the market price of our common stock and series A preferred stock to fall.

Broad market fluctuations could negatively impact the market price of our common stock or preferred stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of our common stock or preferred stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock or preferred stock.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of December 31, 2006, we had outstanding 65,425,598 shares of our common stock, as well as units in our operating partnership and LTIP units, which may be exchanged for 2,863,564 shares and 150,666 shares, respectively, of our common stock. In addition, as of December 31, 2006, we had reserved an additional 1,794,986 shares of common stock for future issuance under our incentive award plan.

Furthermore, under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

Existing Portfolio

At December 31, 2006, our portfolio consisted of 56 properties, which included 92 buildings with an aggregate of approximately 7.9 million rentable square feet of laboratory and office space. We also own five undeveloped land parcels, adjacent to five of our existing properties that we estimate can support up to 1.1 million rentable square feet of laboratory and office space. In addition, we currently have three land parcels under construction representing approximately 1.2 million rentable square feet of laboratory and office space.

The following summarizes our existing portfolio at December 31, 2006:

			Percent				Annualized
			of			Percent of	Base Rent
	Number	Rentable	Rentable		Annualized	Annualized	per Leased
	of	Square	Square	Percent	Base Rent	Base Rent	Square Foot
Market	Properties	Feet	Feet	Leased(1)	Current(2)	Current	Current
					(In thousands)

Boston(3)	12	1,297,786	16.7%	98.8%	$49,304	26.7%	$38.44
San Francisco	10	2,460,417	31.2%	96.0%	25,180	13.6%	19.92
San Diego(4)	12	755,034	9.5%	83.3%	20,008	10.9%	31.82
New York/New Jersey	3	873,369	11.1%	95.0%	14,838	8.1%	19.94
Pennsylvania	7	778,251	9.9%	99.0%	14,846	8.1%	21.20
Seattle	4	253,329	3.2%	100.0%	8,485	4.6%	37.93
Maryland	4	1,093,787	14.0%	100.0%	42,285	23.0%	38.66
University Related — Other	4	343,157	4.4%	100.0%	9,116	5.0%	26.56

Total/Weighted Average	56	7,855,130	100.0%	96.3%	$184,062	100.0%	$29.31

(1)	Percentage of leasable square footage in operating portfolio currently subject to an existing lease.

(2)	In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2006, multiplied by 12 months. Includes contractual amounts to be received pursuant to master lease agreements with the sellers on certain properties, which are not included in rental income for U.S. generally accepted accounting principles, or GAAP.

(3)	Excludes parking revenue of approximately $1.1 million for 47 Erie Street parking structure.

(4)	Includes the McKellar Court property, consisting of 72,863 square feet. We own the general partnership interest in the unconsolidated limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

The following table sets forth information related to the properties we owned, or had an ownership interest in, at December 31, 2006:

	Rentable	Percent
	Square Feet	Leased

Boston
Albany Street	75,003	100.0%
Center for Life Science | Boston(1)	—	—
Charles Street	47,912	100.0%
Coolidge Avenue	37,400	100.0%
21 Erie Street	49,247	100.0%
40 Erie Street	100,854	100.0%
Fresh Pond Research Park	90,702	100.0%
Kendall Square A	302,919	96.7%
Kendall Square D	349,325	98.5%
Sidney Street	191,904	100.0%
Vassar Street	52,520	100.0%
47 Erie Street Parking Structure	447 Stalls	100.0%
San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture(2)	72,500	100.0%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	212,673	64.1%
Bridgeview Technology Park II	50,400	100.0%
Dumbarton Circle	44,000	100.0%
Eccles Avenue	152,145	100.0%
Industrial Road	169,490	88.1%
Kaiser Drive	87,953	0.0%
Pacific Research Center(3)	1,432,324	29.3%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Faraday Avenue	28,704	100.0%
John Hopkins Court	69,946	0.0%
McKellar Court(4)	72,863	100.0%
Nancy Ridge Drive	42,138	100.0%
Road to the Cure	64,800	100.0%

	Rentable	Percent
	Square Feet	Leased

San Diego Science Center	105,364	46.6%
Science Center Drive	53,740	100.0%
Sorrento Valley Boulevard	54,924	100.0%
Towne Centre Drive(5)	115,870	100.0%
Waples Street(6)	50,055	100.0%
New York/New Jersey
Graphics Drive(3)	72,300	44.3%
Landmark at Eastview(7)	751,648	94.8%
One Research Way(8)	49,421	0.0%
Pennsylvania
Eisenhower Road	27,750	0.0%
George Patterson Boulevard	71,500	100.0%
King of Prussia(9)	427,109	100.0%
Phoenixville Pike	104,400	58.8%
Spring Mill Drive	76,378	90.7%
900 Uniqema Boulevard(10)	11,293	100.0%
1000 Uniqema Boulevard(10)	59,821	100.0%
Seattle
Elliott Avenue	134,989	100.0%
Fairview Avenue(11)	—	—
Monte Villa Parkway	51,000	100.0%
217th Place(3)	67,340	56.0%
Maryland
Beckley Street	77,225	100.0%
Belward Campus Drive	289,912	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
University Related — Other
Colorow Drive(12)	93,650	100.0%
Lucent Drive(13)	21,500	100.0%
Trade Centre Avenue(14)	78,023	100.0%
Walnut Street(15)	149,984	100.0%

Total/Weighted Average	7,855,130	80.0%

(1)	The entire property was under development at December 31, 2006.

(2)	We own an 87.5% membership interest in the limited liability company that owns this property.

(3)	A portion of the property was undergoing redevelopment at December 31, 2006.

(4)	We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

(5)	A previously undeveloped portion of the property was undergoing development at December 31, 2006.

(6)	We own 70% of the limited liability company that owns the Waples Street property, which entitles us to 90% of the cash flow from operations up to a 9.5% cumulative annual return, and then 75% of such distributions thereafter.

(7)	We own a leasehold interest in the property through a 99-year ground lease, which will convert into a fee simple interest upon the completion of certain property subdivisions. A previously undevelopment portion of the property was undergoing development at December 31, 2006.

(8)	The entire property was undergoing redevelopment at December 31, 2006.

(9)	We own an 88.5% limited partnership interest and a 0.5% general partnership interest in the limited partnership that owns this property.

(10)	Located in New Castle, Delaware.

(11)	We own an 70% membership interest in the limited liability company that owns this property, which is currently under development at December 31, 2006.

(12)	Located in Salt Lake City, Utah. We own a leasehold interest in the property through a ground lease that expires in December 2043, subject to our option to renew the ground lease for one additional ten-year period.

(13)	Located in Lebanon, New Hampshire.

(14)	Located in Longmont, Colorado.

(15)	Located in Boulder, Colorado.

Tenant Information

As of December 31, 2006, our properties were leased to 107 tenants, and 91% of our annualized base rent was derived from tenants that were public companies or government agencies or their subsidiaries. The following table presents information regarding our ten largest tenants based on percentage of our annualized base rent as of December 31, 2006:

			Annualized	Percent of
			Base Rent	Annualized
		Annualized	per Leased	Base Rent -	Lease
	Leased	Base Rent	Square Foot	Current	Expiration
Tenant	Square Feet	Current	Current	Total Portfolio	Date(s)
		(In thousands)

Human Genome Sciences, Inc.	924,970	$39,500	$42.70	21.5%	May 2026
Vertex Pharmaceuticals	604,702	23,765	39.30	12.9%	April 2018(1)
Genzyme Corporation	343,000	15,440	45.01	8.4%	July 2018
Centocor, Inc. (Johnson & Johnson)	331,398	8,047	24.28	4.4%	March 2010
Array BioPharma, Inc.	228,007	6,668	29.24	3.6%	August 2016(2)
Sun Microsystems, Inc.	420,253	5,446	12.96	3.0%	January 2008
Regeneron Pharmaceuticals, Inc.	227,932	4,206	18.45	2.3%	Multiple(3)
Illumina, Inc.	115,870	4,057	35.01	2.2%	August 2014
Nektar Therapeutics	79,917	3,888	48.65	2.1%	October 2016
InterMune, Inc.	71,308	3,750	52.59	2.0%	April 2011

Total/Weighted Average(4)	3,347,357	$114,767	$34.29	62.4%

(1)	41,532 square feet expires March 2009, 191,904 square feet expires August 2010, 59,322 square feet expires December 2010, 290,716 square feet expires April 2018, and 21,228 square feet expires May 2012.

(2)	149,984 square feet expires July 2016 and 78,023 square feet expires August 2016.

(3)	200,911 square feet expires March 2009, which will be replaced with a 15-year 194,000 square foot lease at the new buildings to be constructed at the Landmark at Eastview property, and 27,021 square feet expires March 2024.

(4)	Without regard to any lease terminations and/or renewal options.

Lease Distribution

Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. The leases are generally triple-net. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

Lease Expirations

The following table presents a summary schedule of available space at December 31, 2006 and lease expirations over the next ten calendar years for leases in place at December 31, 2006. Additionally, we have space that is currently under a master lease arrangement at our King of Prussia property, which expires in 2008. The master lease at our Bayshore Boulevard property expired in February 2006. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

	Rentable	Percent of			Annualized
	Square	Total Rentable		Percent of	Base Rent
	Feet of	Square Feet of	Annualized	Annualized	per Leased
	Expiring	Expiring	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Leases	Leases	Current	Current	Current
	(In thousands)

2007(1)	576,046	9.2%	$14,664	8.0%	$25.46
2008	712,733	11.3%	12,774	6.9%	17.92
2009	622,199	9.9%	13,080	7.1%	21.02
2010	777,056	12.4%	19,723	10.7%	25.38
2011	216,657	3.4%	7,205	3.9%	33.26
2012	238,435	3.8%	6,391	3.5%	26.81
2013	228,336	3.6%	3,626	2.0%	15.88
2014	238,252	3.8%	7,125	3.9%	29.91
2015	148,666	2.4%	3,760	2.0%	25.29
2016	393,954	6.3%	12,765	6.9%	32.40
Thereafter	2,128,314	33.9%	82,949	45.1%	38.97

Total/Weighted Average	6,280,648	100.0%	$184,062	100.0%	$29.31

(1)	Includes current month to month leases.

Item 3.	Legal Proceedings

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

Our common stock has been listed on the New York Stock Exchange under the symbol “BMR” since August 6, 2004. On February 26, 2007, the reported closing sale price per share for our common stock on the NYSE was $29.70 and there were approximately 75 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Share

First Quarter 2005	$22.40	$19.40	$20.60	$0.27
Second Quarter 2005	$24.47	$19.39	$23.85	$0.27
Third Quarter 2005	$25.60	$22.30	$24.80	$0.27
Fourth Quarter 2005	$26.06	$22.25	$24.40	$0.27
First Quarter 2006	$29.86	$23.75	$29.64	$0.29
Second Quarter 2006	$29.94	$25.95	$29.94	$0.29
Third Quarter 2006	$31.99	$28.28	$30.34	$0.29
Fourth Quarter 2006	$32.41	$27.71	$28.60	$0.29

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facilities limit our ability to pay distributions to our common stockholders. The limitation is based on 95% of funds from operations, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facilities. However, there can be no assurances in that regard.

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

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY TRUST PREDECESSOR
(Dollars in thousands, except per share data)

	BioMed Realty Trust, Inc.			Predecessor
			Period	Period
			August 11,	January 1,
			2004 through	2004 through
	Year Ended December 31,		December 31,	August 17,
	2006	2005	2004	2004	2003	2002

Statements of Income:
Revenues:
Rental	$166,732	$92,650	$19,432	$3,339	$6,275	$5,869
Tenant recoveries	54,590	42,232	9,222	375	744	718
Other income	88	3,974	—	—	—	—

Total revenues	221,410	138,856	28,654	3,714	7,019	6,587

Expenses:
Rental operations	61,585	46,373	11,619	353	830	821
Depreciation and amortization	65,610	39,378	7,853	600	955	955
General and administrative	18,085	13,278	3,130	—	—	—

Total expenses	145,280	99,029	22,602	953	1,785	1,776

Income from operations	76,130	39,827	6,052	2,761	5,234	4,811
Equity in net income (loss) of unconsolidated partnership	83	119	(11)	—	—	—
Interest income	1,102	1,333	190	—	1	3
Interest expense	(40,672)	(23,226)	(1,180)	(1,760)	(2,901)	(3,154)

Income before minority interests	36,643	18,053	5,051	1,001	2,334	1,660
Minority interest in consolidated partnerships	137	267	145	—	—	—
Minority interests in operating partnership	(1,747)	(1,274)	(414)	—	—	—

Net income	$35,033	$17,046	$4,782	$1,001	$2,334	$1,660

Basic earnings per share	$0.63	$0.44	$0.15	—	—	—
Diluted earnings per share	$0.62	$0.44	$0.15	—	—	—
Weighted average common shares outstanding — basic	55,928,595	38,913,103	30,965,178	—	—	—
Weighted average common shares outstanding — diluted	59,018,004	42,091,195	33,767,575	—	—	—
Cash dividends declared per common share	$1.16	$1.08	$0.4197	—	—	—
Balance Sheet Data (at period end):
Investments in real estate, net	$2,457,538	$1,129,371	$468,530	—	$47,025	$47,853
Total assets	2,692,642	1,337,310	581,723	—	50,056	50,732
Mortgage notes payable, net	403,836	246,233	102,236	—	37,208	37,743
Secured construction loan	286,355	—	—	—	—	—
Secured term loan	250,000	250,000	—	—	—	—
Exchangeable senior notes	175,000	—	—	—	—	—
Unsecured line of credit	228,165	17,000	—	—	—	—
Total liabilities	1,458,610	586,162	137,639	—	37,597	38,560
Minority interest	19,319	20,673	22,267	—	—	—
Stockholders’ equity and partners’ capital	1,214,713	730,475	421,817	—	12,459	12,169
Total liabilities and equity	2,692,642	1,337,310	581,723	—	50,056	50,732
Other Data:
Cash flows from/(used in):(1)
Operating activities	101,535	54,762	14,497	—	2,416	1,762
Investing activities	(1,339,463)	(601,805)	(457,218)	—	(105)	(159)
Financing activities	1,243,280	539,486	470,433	—	(2,666)	(1,210)

(1)	Cash flow information for 2004 is combined for BioMed Realty Trust and the Predecessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.

We were formed on April 30, 2004 and completed our initial public offering on August 11, 2004. From inception through August 11, 2004, neither the Company nor our Operating Partnership had any operations. Industrial Road was the largest of the properties contributed in our initial public offering and therefore has been identified as the accounting acquirer pursuant to paragraph 17 of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”). As such, the historical financial statements presented herein for Industrial Road were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of our initial public offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.

On May 24, 2006, we completed the acquisition of Shady Grove Road, Human Genome Sciences, Inc.’s 635,058 square foot headquarters office and laboratory facility, and Belward Campus Drive, its 289,912 square foot large-scale manufacturing facility, as well as undeveloped land that we estimate can support the development of up to approximately 500,000 rentable square feet of laboratory and office space, located in Rockville, Maryland for approximately $427.1 million, excluding closing costs. The properties are fully leased to Human Genome Sciences pursuant to 20-year triple-net leases.

On June 7, 2006, we completed a follow-on common stock offering of 10,436,250 shares at $28.65 per share, resulting in net proceeds of $286.5 million.

On June 28, 2006, we amended and restated our unsecured revolving credit facility, doubling the size of the facility from $250 million to $500 million. In addition to increasing the size of the facility, the amendment extended the term to June 27, 2009, provided greater flexibility with respect to covenants, and reduced the borrowing rate. We may extend the maturity date of the revolving credit facility to June 27, 2010 and may increase the amount of the facility to $700 million upon satisfying certain conditions.

On July 11, 2006, we completed the acquisition of the Pacific Research Center located at 7777 Gateway Boulevard, Newark, California. The property, consisting of ten two and three-story office buildings totaling 1,432,324 square feet, as well as undeveloped land that we estimate can support the development of up to approximately 400,000 rentable square feet of space, was acquired for approximately $214.0 million, excluding closing costs.

On August 21, 2006, we completed a follow-on common stock offering of 7,992,500 shares at $28.75 per share, resulting in net proceeds of $220.3 million.

On August 23, 2006, we closed a $147.0 million fixed-rate, mortgage loan with KeyBank National Association, which is secured by our Shady Grove Road property in Rockville, Maryland. The loan bears interest at a fixed rate of 5.97% per annum and matures on September 1, 2016.

On September 22, 2006, the lead underwriter of our initial public offering exercised a warrant to purchase 270,000 common shares at $15.00 per share, resulting in net proceeds of $4.1 million.

On September 25, 2006, our Operating Partnership issued $175.0 million aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026, resulting in net proceeds of $169.4 million.

On November 17, 2006, we completed the acquisition of the Center for Life Science | Boston located in Boston, Massachusetts. The property consists of one eighteen-story office building currently under construction that will total 702,940 square feet of retail, office and laboratory space when completed. The property was 80.1% pre-leased to four tenants upon acquisition, with an average lease term of 14.55 years. The total purchase price of approximately $472.7 million, excluding closing costs, was financed through borrowings under our unsecured line of credit and a $550 million secured construction loan with KeyBank and other lenders. We expect to invest in excess of an additional $200 million in the Center for Life Science | Boston to complete the project.

On December 21, 2006, we signed a new, 15-year lease with Regeneron Pharmaceuticals, Inc. for approximately 194,000 square feet of to be built office and laboratory space at our Landmark at Eastview property. Under the lease, Regeneron will relocate a majority of its existing operations at the Landmark at Eastview property to buildings to be constructed by us on the Landmark campus. Following Regeneron’s relocation, which is expected to occur in March 2009, we intend to redevelop and offer for lease the space Regeneron currently occupies at the Landmark at Eastview property (excluding 27,021 square feet of space that Regeneron will continue to lease).

In addition to the acquisition of the properties in Rockville, Maryland, Newark, California, and Boston, Massachusetts, during 2006, we acquired twelve properties totaling approximately 743,000 rentable square feet of laboratory and office space that was 78.6% leased at acquisition for an aggregate of approximately $195.9 million (excluding closing costs).

From our initial public offering through December 31, 2006, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $2.6597 per common share and unit, representing four full quarterly dividends of $0.29, five full quarterly dividends of $0.27, and a partial third quarter 2004 dividend of $0.1497 per common share and unit.

As of December 31, 2006, we owned or had interests in 56 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 92 buildings with approximately 7.9 million rentable square feet of laboratory and office space, which was approximately 96.3% leased to 107 tenants (excluding space currently available for redevelopment). Of the approximately 1.6 million square feet of unleased space, 1.3 million square feet, or 84.7% of our unleased square footage, was available for redevelopment. In addition, we have properties with approximately 1.2 million rentable square feet under construction and undeveloped land that we estimate can support up to an additional 1.1 million rentable square feet of laboratory and office space.

Factors Which May Influence Future Operations

Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2006, excluding space available for redevelopment, our property portfolio was 96.3% leased to 107 tenants. Leases representing approximately 9.2% of our rentable square footage expires during 2007 and approximately 11.3% of our rentable square footage expires during 2008. Our leasing strategy for 2007 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which expires in 2008. The master lease at our Bayshore Boulevard property expired in February 2006. The property was subsequently leased to two tenants with an average lease term of approximately six years. We also intend to proceed with other new developments, when real estate market conditions permit.

In November 2006, we acquired the Center for Life Science | Boston, a 702,940 square foot life science research building under development. We expect to invest in excess of an additional $200 million to complete the project. In addition, we have commenced approximately 360,000 square feet of development at our Landmark at Eastview property in New York, and approximately 94,000 square feet of development at our Fairview Avenue property in Seattle, Washington.

The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities.

We believe that, on a portfolio basis, rental rates on leases expiring in 2007 and 2008 are at or below market rental rates that are currently being achieved in our markets. However, we cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

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

In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) our estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and any fixed rate renewal periods. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

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

We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our investments in real estate, we would depreciate such investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in real estate. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair value. As of and through December 31, 2006, no assets have been identified as impaired and no such impairment losses have been recognized.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease;

•	the responsible party for construction cost overruns; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination we consider all of the above factors. However, no one factor is determinative in reaching a conclusion.

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

Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of our lease agreements, but are dependent on several factors, including occupancy and lease terms. Tenant recovery revenue is recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with Emerging Issues Tax Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

Lease termination fees are recognized when the related leases are canceled and we have no continuing obligation to provide services to such former tenants. A gain on early termination of a lease of $3.5 million is included in other income in the 2005 consolidated statement of income and was due to the early termination of a portion of the Nektar lease at our Industrial Road property. Accordingly, the related deferred lease commissions and remaining other related intangible assets have been fully amortized. We will recognize a gain in 2007 of approximately $4.8 million related to the early termination of the Novartis lease at our 201 Elliott property. The funds were received prior to December 31, 2006, and have been recorded as a deferred gain within other liabilities on the accompanying consolidated balance sheets. The corresponding gain is deferred until 2007 as it did not meet revenue recognition criteria in 2006 due to the execution of the termination agreement on January 1, 2007. However, certain intangible assets related to the Novartis lease have been fully amortized as of December 31, 2006.

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations based on our assessment of the collectibility of the balance.

Payments received under master lease agreements entered into with the sellers of the Bayshore (ended February 2006) and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls.

Investments in Partnerships

Investments in partnerships are consolidated if a controlling interest is held using the guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), and Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).

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

Except for investments consolidated in accordance with FIN 46 or EITF 04-5, we account for investments in entities in which we exercise significant influence over, but do not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity in the investment is reflected in the consolidated balance sheets and our share of net income or loss is included in our consolidated statements of income.

On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment. Management does not believe that the carrying values of any of our investments in partnerships are impaired as of December 31, 2006.

Results of Operations

The following is a comparison, for the years ended December 31, 2006 and 2005 and for the years ended December 31, 2005 and 2004, of the consolidated operating results of BioMed Realty Trust, Inc., the operating results of 201 Industrial Road, L.P., our predecessor, and the combined operating results of Bernardo Center Drive, Science Center Drive and Balboa Avenue. We refer to Bernardo Center Drive, Science Center Drive and Balboa Avenue as the Combined Contribution Properties. As part of our formation transactions, our predecessor was contributed to us in exchange for 1,461,451 units in our Operating Partnership, and the Combined Contribution Properties, which were under common management with our predecessor, were contributed to us in exchange for 1,153,708 units in our Operating Partnership.

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

The following tables set forth the basis for presenting the historical financial information (in thousands).

	BioMed Realty Trust, Inc.
	Year Ended December 31,
	2006	2005	Change

Years Ended December 31, 2006 and 2005:
Revenues:
Rental	$166,732	$92,650	$74,082
Tenant recoveries	54,590	42,232	12,358
Other income	88	3,974	(3,886)

Total revenues	221,410	138,856	82,554

Expenses:
Rental operations	61,585	46,373	15,212
Depreciation and amortization	65,610	39,378	26,232
General and administrative	18,085	13,278	4,807

Total expenses	145,280	99,029	46,251

Income from operations	76,130	39,827	36,303
Equity in net income/(loss) of unconsolidated partnership	83	119	(36)
Interest income	1,102	1,333	(231)
Interest expense	(40,672)	(23,226)	(17,446)

Income before minority interests	36,643	18,053	18,590
Minority interests	(1,610)	(1,007)	(603)

Net income	$35,033	$17,046	$17,987

	Year Ended December 31, 2004
				Combined
				Contribution
	BioMed Realty Trust, Inc.		Predecessor	Properties
		Period	Period	Period	Year Ended	Combined
		August 11,	January 1,	January 1,	December 31,	Year Ended
	Year Ended	2004 through	2004 through	2004 through	2004	December 31,
	December 31,	December 31,	August 17,	the Date of	Combining	2004
	2005	2004	2004	Contribution	Entries	Total	Change

Years Ended December 31, 2005 and 2004:
Revenues:
Rental	$92,650	$19,432	$3,339	$2,831	—	$25,602	$67,048
Tenant recoveries	42,232	9,222	375	479	—	10,076	32,156
Other income	3,974	—	—	—	—	—	3,974

Total revenues	138,856	28,654	3,714	3,310	—	35,678	103,178

Expenses:
Rental operations	46,373	11,619	353	353	—	12,325	34,048
Depreciation and amortization	39,378	7,853	600	543	—	8,996	30,382
General and administrative	13,278	3,130	—	97	—	3,227	10,051

Total expenses	99,029	22,602	953	993	—	24,548	74,481

Income from operations	39,827	6,052	2,761	2,317	—	11,130	28,697
Equity in net income/(loss) of unconsolidated partnership	119	(11)	—	—	—	(11)	130
Interest income	1,333	190	—	10	—	200	1,133
Interest expense	(23,226)	(1,180)	(1,760)	(1,594)	—	(4,534)	(18,692)

Income before minority interests	18,053	5,051	1,001	733	—	6,785	11,268
Minority interests	(1,007)	(269)	—	(223)	(582)	(1,074)	67

Net income	$17,046	$4,782	$1,001	$510	$(582)	$5,711	$11,335

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Rental Revenues.  Rental revenues increased $74.1 million to $166.7 million for the year ended December 31, 2006 compared to $92.7 million for the year ended December 31, 2005. The increase was primarily due to the inclusion of rental revenues for the properties acquired during the year ended December 31, 2006. Rental revenues for the additional properties acquired during 2005 and 2006 is net of amortization recorded for acquired above market leases and below market leases, both related to purchase accounting entries recorded upon acquisition of the interests in these properties. In addition, same property rental revenues increased approximately $398,000 for the year ended December 31, 2006 compared to the same period in 2005 primarily due to additional leasing activity.

Tenant Recoveries.  Revenues from tenant reimbursements increased $12.4 million to $54.6 million for the year ended December 31, 2006 compared to $42.2 million for the year ended December 31, 2005. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired during the year ended December 31, 2006. In addition, same property tenant recoveries decreased approximately $2.4 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease corresponds to a similar decrease in the rental operations expenses (tenant recoveries decreased to 84.2% of total expenses in 2006 compared to 86.4% in 2005) and is primarily the result of lower utility expenses at certain properties.

Other Income.  Other income for the year ended December 31, 2005 is comprised primarily of a gain resulting from the early termination of a lease to Nektar Therapeutics at our Industrial Road property of $3.5 million.

Rental Operations Expenses.  Rental operations expenses increased $15.2 million to $61.6 million for the year ended December 31, 2006 compared to $46.4 million for the year ended December 31, 2005. The increase was primarily due to the inclusion of rental operations expenses for the properties acquired during the year ended December 31, 2006. These expenses include insurance, property taxes and other operating expenses, most of which were recovered from the tenants. In addition, same property rental operations expenses decreased approximately $1.9 million for the year ended December 31, 2006 compared to the same period in 2005 primarily due to lower utility expenses at certain properties.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $26.2 million to $65.6 million for the year ended December 31, 2006 compared to $39.4 million for the year ended December 31, 2005. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired during the year ended December 31, 2006 and 2005. In addition, same property depreciation and amortization expense increased approximately $1.2 million for the year ended December 31, 2006 compared to the same period in 2005, primarily as the result of the accelerated amortization of the net remaining balance of intangible assets totaling $947,000 due to the early termination of a lease and increased amortization for tenant improvements placed in service during 2005 or 2006.

General and Administrative Expenses.  General and administrative expenses increased $4.8 million to $18.1 million for the year ended December 31, 2006 compared to $13.3 million for the year ended December 31, 2005. The increase was primarily due to an increase in employees resulting in increased personnel and infrastructure costs. The year ended December 31, 2005 included a $619,000 increase to general and administrative expense resulting from a correction of the expensing of restricted stock grants awarded to our executive officers and other employees at the time of our initial public offering in August 2004 that occurred in the periods prior to the year ended December 31, 2005. We do not believe that the correction to this expensing of restricted stock grants is material to the first and second quarters of 2005 or to our 2004 consolidated financial statements.

Interest Income.  Interest income decreased $200,000 to $1.1 million for the year ended December 31, 2006 from $1.3 million for the year ended December 31, 2005. This is primarily due to a decrease in the funds available for investment throughout the year ended December 31, 2006 compared to the year ended December 31, 2005.

Interest Expense.  Interest expense increased $17.4 million to $40.7 million for the year ended December 31, 2006 compared to $23.2 million for the year ended December 31, 2005. The increase in interest is a result of more overall debt outstanding during 2006, partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium of $2.1 million and the capitalization of interest costs related to redevelopment and development projects of $7.6 million in the year ended December 31, 2006 compared to $1.8 million of accretion of debt premium and $700,000 of capitalization of interest costs related to redevelopment and development in the year ended December 31, 2005. In addition, same property interest expense decreased approximately $198,000 for the year ended December 31, 2006 compared to the same period in 2005, primarily as the result of the increase in the capitalization of interest costs on certain properties undergoing redevelopment activities in 2006.

Minority Interests.  Minority interests increased $600,000 to $1.6 million for the year ended December 31, 2006, compared to $1.0 million for the year ended December 31, 2005. The 2006 minority interest allocation includes the allocation to the holders of our operating partnership units and the limited partner of our consolidated partnership in Ardenwood Venture, offset by an allocation of loss to the limited partners of our consolidated partnership in King of Prussia for the year ended December 31, 2006. The 2005 minority interest amount includes the allocation to the holders of our operating partnership units, offset by an allocation of loss to the limited partners of our consolidated partnership in King of Prussia for the year ended December 31, 2005.

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

Tenant Recoveries.  Revenues from tenant reimbursements increased $32.1 million to $42.2 million for the year ended December 31, 2005 compared to $10.1 million for the year ended December 31, 2004. The increase was primarily due to the inclusion of tenant reimbursements for the properties acquired in connection with our initial public offering, an increase in same property tenant recoveries to 85.5% of total expenses in 2005 compared to 78.0% in 2004, as well as additional property acquisitions subsequent to our initial public offering.

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

Minority Interests.  Minority interests decreased $100,000 to $1.0 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. The minority interest allocation for 2005 and

2004 are not comparable due to the initial public offering. The 2004 minority interest allocation includes the allocation to the holders of our operating partnership units, offset by a loss allocation to the limited partner of our consolidated partnership, King of Prussia, for the period from August 11, 2004 through December 31, 2004, and the percentage allocation to non-controlling interests of the Combined Contribution Properties and for our predecessor for the period January 1, 2004 through date of contribution of the properties. The 2005 minority interest allocation includes the allocation to the holders of our operating partnership units, offset by a loss allocation to the limited partners of our consolidated partnership, King of Prussia, for the year ended December 31, 2005.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
			BioMed
			Realty Trust,
	BioMed	BioMed	Inc. and
	Realty Trust,	Realty Trust,	Predecessor
	Inc. 2006	Inc. 2005	2004

Net cash provided by operating activities	$101,535	$54,762	$14,497
Net cash used in investing activities	(1,339,463)	(601,805)	(457,218)
Net cash provided by financing activities	1,243,280	539,486	470,433
Ending cash and cash equivalents balance	25,664	20,312	27,869

Our statements of cash flows and those of our predecessor have been combined for the year ended December 31, 2004.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Net cash provided by operating activities increased $46.8 million to $101.5 million for the year ended December 31, 2006 compared to $54.8 million for the year ended December 31, 2005. The increase was primarily due to the increase in operating income before depreciation and amortization, non-cash compensation expense related to the vesting of restricted common stock, add back of the revenue reduction related to the amortization of above market lease intangible assets, and changes in other operating assets and liabilities.

Net cash used in investing activities increased $737.7 million to $1.3 billion for the year ended December 31, 2006 compared to $601.8 million for the year ended December 31, 2005. The increase was primarily due to amounts paid to acquire interests in real estate properties and non-real estate assets, partially offset by a decrease in the receipt of master lease payments.

Net cash provided by financing activities increased $703.8 million to $1.2 billion for the year ended December 31, 2006 compared to $539.5 million for the year ended December 31, 2005. The increase was primarily due to an increase in the proceeds from common stock offerings, line of credit borrowings, exchangeable notes offering, construction line draws, and the issuance of mortgage notes payable, offset by principal payments on mortgage loans, payments on the line of credit, payment of loan costs, and payments of dividends and distributions.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Net cash provided by operating activities increased $40.3 million to $54.8 million for the year ended December 31, 2005 compared to $14.5 million for the year ended December 31, 2004. The increase was primarily due to the increase in operating income before depreciation and amortization, non-cash compensation expense related to the vesting of restricted common stock, non-cash write off of intangible assets due to loan repayment, and changes in other operating assets and liabilities.

Net cash used in investing activities increased $144.6 million to $601.8 million for the year ended December 31, 2005 compared to $457.2 million for the year ended December 31, 2004. The increase was primarily due to amounts paid to acquire interests in real estate properties partially offset by a decrease in funds received from prior owners for security deposits and funds held in escrow for acquisitions.

Net cash provided by financing activities increased $69.1 million to $539.5 million for the year ended December 31, 2005 compared to $470.4 million for the year ended December 31, 2004. The increase was primarily due to secured term loan proceeds offset by principal payments on mortgage loans, payments of dividends and distributions, and lower proceeds from common stock offerings.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for operating expenses and other expenditures directly associated with our properties, including:

•	interest expense and scheduled principal payments on outstanding mortgage indebtedness and exchangeable senior notes,

•	general and administrative expenses,

•	future distributions expected to be paid to our stockholders (including holders of preferred stock), and

•	capital expenditures, tenant improvements and leasing commissions.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our triple-net leases, and minimal unreimbursed operating expenses generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments, and other non-recurring capital expenditures that need to be made periodically and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured revolving credit facility and our secured construction loan to finance acquisition and development activities and capital expenditures on development projects on an interim basis.

Under the new rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Our total market capitalization at December 31, 2006 was approximately $3.3 billion based on the market closing price of our common stock at December 31, 2006 of $28.60 per share (assuming the conversion of 2,863,564 operating partnership units and 150,666 LTIP units into common stock) and our debt outstanding was approximately $1.3 billion (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 40.7% at December 31, 2006. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.

On May 24, 2006, we entered into a secured bridge loan with KeyBank and other lenders, under which we borrowed $150.0 million. The bridge loan had an extended term of six months and bore interest at a floating rate equal to, at our option, either (1) LIBOR plus 140 basis points or (2) the higher of (a) the prime rate then in effect and (b) the federal funds rate then in effect plus a spread of 50 basis points. This bridge loan was fully repaid and terminated on August 23, 2006 with funds provided by the new fixed-rate mortgage loan from KeyBank, secured by our Shady Grove Road property.

On June 28, 2006, we entered into an amended and restated unsecured revolving credit facility and a first amendment to our $250.0 million secured term loan facility with KeyBank and other lenders. The amendment and restatement of the unsecured revolving credit facility increased our available borrowings from $250.0 million to $500.0 million and extended the maturity date of the facility to June 27, 2009. The unsecured revolving credit facility bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. We may increase the amount of the unsecured revolving credit facility to $700.0 million subject to certain conditions. In addition, we, at our sole discretion, may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. We have deferred the incremental loan costs associated with the amended unsecured revolving credit facility of approximately $1.9 million, which will be amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. On November 3, 2006, we entered into a first amendment to the amended and restated unsecured revolving credit facility and a second amendment to the secured term loan facility. The amendments update the list of permitted investments for each agreement to include investments in our Center for Life Science | Boston property with no additional changes to the interest rates or maturity dates for each facility. The $250.0 million secured term loan, which is secured by our interests in 15 of our properties, continues to have a maturity date of May 30, 2010 and bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by our interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. We entered into an interest rate swap agreement in connection with the initial closing of these credit facilities, which has the effect of fixing the interest rate on the secured term loan at 6.4%. At December 31, 2006, we had outstanding borrowings of $228.2 million on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.

The terms of the amended credit agreements for the unsecured revolving credit facility and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that we were in compliance with the covenants as of December 31, 2006.

On September 25, 2006, our Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, we, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at our option, cash, shares of our common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, we will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the current regular quarterly cash dividend of $0.29 per share of common stock. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve our status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. We used the net proceeds received from the issuance of the Notes to repay the outstanding balance on our unsecured revolving credit facility and for working capital purposes.

On November 17, 2006, we obtained a $550.0 million floating-rate, acquisition and construction loan from KeyBank, which is secured by our Center for Life Science | Boston property. The loan bears interest at a floating rate equal to, at our option, either (1) LIBOR plus 125 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The construction loan matures on November 16, 2009, but we may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee. The construction loan requires interest only monthly payments until the maturity date. We utilized a portion of the borrowing capacity on the construction loan, along with borrowings on our unsecured revolving credit facility, to acquire the Center for Life Science | Boston property and to fund construction activities. On December 21, 2006, we entered into an amended and restated secured acquisition and construction loan, which modified the original loan by, among other things, (1) creating four tranches of notes, tranches A, B-1, B-2, and C, (2) syndicating the loan among certain other lenders, and (3) revising certain restrictions and covenants set forth in the loan. The amended loan bears interest at a blended rate equal to, at our option, either (a) LIBOR plus approximately 122.5 basis points or (b) the higher of (i) the prime rate then in effect or (ii) the federal funds rate then in effect plus 50 basis points. The amended loan continues to have a maturity date of November 16, 2009 and we may still, at our sole discretion, extend the maturity date for an additional year after satisfying certain conditions and payment of an extension fee. The amended loan includes certain revised restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The amended loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. At December 31, 2006, we had outstanding borrowings on the secured acquisition and construction loan of $286.4 million.

A summary of our outstanding consolidated mortgage notes payable as of December 31, 2006 is as follows (in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2006	2005	Maturity Date

Ardentech Court	7.25%	5.06%	$4,658	$4,746	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,730	16,107	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,625	11,732	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,164	2,211	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,020	16,526	November 24, 2007
40 Erie Street	7.34%	4.90%	18,676	19,575	August 1, 2008
Kendall Square D	6.38%	5.45%	70,963	72,395	December 1, 2018
Lucent Drive	5.50%	5.50%	5,733	5,899	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,576	9,805	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,872	6,952	September 1, 2012
Road to the Cure	6.70%	5.78%	15,657	—	January 31, 2014
Science Center Drive	7.65%	5.04%	11,444	11,577	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	—	September 1, 2016
Sidney Street	7.23%	5.11%	30,732	31,426	June 1, 2012
Towne Centre Drive	4.55%	4.55%	21,872	22,396	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,648	—	May 1, 2015

			390,370	231,347
Unamortized premiums			13,466	14,886

			$403,836	$246,233

Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

As of December 31, 2006, principal payments due for our consolidated indebtedness (mortgage notes payable excluding debt premium of $13.5 million, secured term loan, secured construction loan, the Notes and unsecured line of credit) were as follows (in thousands):

2007	$21,557
2008	24,453
2009	519,545
2010	297,445
2011	26,219
Thereafter	440,671

$1,329,890

As noted above, we have entered into a derivative contract known as an interest rate swap in order to hedge the risk of increase in interest rates on our $250.0 million secured term loan. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting swap agreements, which have the effect of fixing the interest rate on the long-term debt that we expect to enter into upon completing the construction of the project in 2008. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. We formally documented the hedging relationships and account for our interest rate swap agreements as cash flow hedges.

As of December 31, 2006, our four forward starting swaps to hedge a forecasted debt issuance had a total notional value of $450 million. These four swaps have the effect of obligating us to pay a weighted-average fixed rate of 5.2% and receive the difference between the fixed rate and the three-month LIBOR rate (if the fixed rate is lower than the three-month LIBOR rate) and will become effective December 30, 2008 and expire on December 30, 2018. No initial net investment was made to enter into these agreements. As of December 31, 2006, we also had an interest rate swap hedging existing floating-rate debt with a notional amount of $250.0 million, whereby we pay a fixed rate of 6.4% and receive the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At December 31, 2006, our interest rate swap agreements had a total fair value of $8.4 million, which is included in other assets on the accompanying consolidated balance sheets. The change in net unrealized gains of $2.5 million in 2006 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income.

At December 31, 2006, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in other income/expense during 2006. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The change in net unrealized gains on cash flow hedges reflects a reclassification of $2.3 million of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense during 2006. During 2007, we estimate that an additional $2.5 million will be reclassified as a reduction to interest expense.

As of December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, we do not use derivatives for trading or speculative purposes and currently do not have any derivatives that are not designated as hedges.

The following table provides information with respect to our contractual obligations at December 31, 2006, including the maturities and scheduled principal repayments, but excluding related debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2006.

Contractual Obligations

Obligation	2007	2008-2009	2010-2011	Thereafter	Total
	(In thousands)

Mortgage notes payable(1)	$21,557	$29,478	$73,664	$265,671	$390,370
Secured term loan	—	—	250,000	—	250,000
Secured acquisition and construction loan(2)	—	286,355	—	—	286,355
Exchangeable senior notes	—	—	—	175,000	175,000
Unsecured line of credit(3)	—	228,165	—	—	228,165
Share of mortgage debt of unconsolidated partnership	27	61	2,142	—	2,230
Interest payments on debt obligations(4)	82,081	149,170	59,194	184,959	475,404
Ground lease obligation(5)	185	401	428	11,544	12,558
Construction projects	123,169	9,344	—	—	132,513
Tenant obligations(6)	100,250	22,271	—	—	122,521
Lease commissions	824	3,998	—	—	4,822

Total	$328,093	$729,243	$385,428	$637,174	$2,079,938

(1)	Balance excludes $13.5 million of unamortized debt premium.

(2)	The construction loan matures on November 16, 2009, but we may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee.

(3)	At our sole discretion, we may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(4)	Interest payments are based on the interest in effect on December 31, 2006 including the effect of the interest rate swap on the secured term loan.

(5)	We have a ground lease obligation on the Colorow Drive property expiring December 2043.

(6)	Committed tenant-related obligations based on executed leases as of December 31, 2006.

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

The following table provides the calculation of our FFO and a reconciliation to net income for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005

Net income	$35,033	$17,046
Adjustments
Minority interests in operating partnership	1,747	1,274
Depreciation and amortization — real estate assets	65,690	39,428

Funds from operations	$102,470	$57,748

Funds from operations per share — diluted	$1.74	$1.37

Weighted-average common shares outstanding — diluted	59,018,004	42,091,195

Off Balance Sheet Arrangements

As of December 31, 2006, we had an investment in McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity (“VIE”) as defined in FIN 46; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At December 31, 2006, our share of the debt related to this investment was equal to approximately $2.2 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $16.7 million and $10.9 million, respectively, at December 31, 2006, and were $17.1 million and $11.0 million, respectively, at December 31, 2005. Our equity in net income (loss) of McKellar Court was $83,000, $119,000, and ($11,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

We have determined that we are the primary beneficiary in other VIEs, which we consolidate and which are further described in Note 9 to the consolidated financial statements.

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

From our initial public offering through December 31, 2006, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $2.6597 per common share and unit, representing four full quarterly dividends of $0.29, five full quarterly dividends of $0.27, and a partial third quarter 2004 dividend of $0.1497 per common share and unit.

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

Our revolving loan agreement and our secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

At December 31, 2006, our debt consisted of 17 fixed-rate notes (including the Notes) with a carrying value of $578.8 million (including $13.5 million of debt premium) and a weighted-average interest rate of 5.73%, our revolving unsecured credit facility with an outstanding balance of $228.2 million at a weighted average interest rate of 6.55%, our secured term loan with an outstanding balance of $250.0 million, and our secured construction loan with an outstanding balance of $286.4 million at a weighted average interest rate of 6.58%. We have entered into an interest rate swap agreement, which has the effect of fixing the interest rate on the secured term loan at 6.4%. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At December 31, 2006, the aggregate fair value of our fixed rate debt was estimated to be $540.8 million compared to the carrying value of $578.8 million. We do not believe that the interest rate risk represented by our fixed rate debt was material as of December 31, 2006 in relation to total assets of $2.7 billion and equity market capitalization of $2.0 billion of our common stock and operating units. As of December 31, 2006, the fair value of our proportionate share of debt in the unconsolidated partnership approximated its carrying value.

Based on our revolving credit facility and construction loan balances at December 31, 2006, a 1% change in interest rates would change our interest costs by $5.1 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assume no changes in our financial structure.

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets of BioMed Realty Trust, Inc. as of December 31, 2006 and 2005	56
Consolidated Statements of Income of BioMed Realty Trust, Inc. for the years ended December 31, 2006 and 2005 and for the period from August 11, 2004 through December 31, 2004, and Statement of Income of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004	57
Consolidated Statements of Stockholders’ Equity of BioMed Realty Trust, Inc. for the years ended December 31, 2006 and 2005 and for the period from August 11, 2004 through December 31, 2004, and Statement of Owners’ Equity of Inhale 201 Industrial Road, L.P. (Predecessor) for the period from January 1, 2004 through August 17, 2004	58
Consolidated Statements of Comprehensive Income of BioMed Realty Trust, Inc. for the years ended December 31, 2006 and 2005 and for the period from August 11, 2004 through December 31, 2004	59
Consolidated Statements of Cash Flows of BioMed Realty Trust, Inc. for the years ended December 31, 2006 and 2005 and Consolidated and Combined Statement of Cash Flows of BioMed Realty Trust, Inc. and Inhale 201 Industrial Road, L.P. (Predecessor) for the year ended December 31, 2004	60
Notes to Consolidated Financial Statements	62
Financial Statement — Schedule III	88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, the related consolidated statements of income, stockholders’ equity, and comprehensive income of BioMed Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006 and for the period from August 11, 2004 (commencement of operations) through December 31, 2004, and the related statements of income and owners’ equity of Inhale 201 Industrial Road, L.P., as defined in note 1, for the period from January 1, 2004 through August 17, 2004, the related consolidated statements of cash flows of BioMed Realty Trust, Inc. and subsidiaries for the years ended December 31, 2006 and 2005, and the related consolidated and combined statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004. In connection with our audits of the consolidated and combined financial statements, we have also audited the accompanying financial statement schedule III of BioMed Realty Trust, Inc. and subsidiaries. These consolidated and combined financial statements and financial statement schedule are the responsibility of BioMed Realty Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, the consolidated results of operations of BioMed Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006 and for the period from August 11, 2004 through December 31, 2004, and the results of operations of Inhale 201 Industrial Road, L.P. for the period from January 1, 2004 through August 17, 2004, the consolidated cash flows of BioMed Realty Trust, Inc. and subsidiaries for the years ended December 31, 2006 and 2005, and the consolidated and combined cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BioMed Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Diego, California
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
BioMed Realty Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BioMed Realty Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BioMed Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BioMed Realty Trust, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2006 and 2005, the related consolidated statements of income, stockholders’ equity, and comprehensive income of BioMed Realty Trust, Inc. and subsidiaries for each of the years in the two-year period ended December 31, 2006 and for the period from August 11, 2004 (commencement of operations) through December 31, 2004, and the related statements of income and owners’ equity of Inhale 201 Industrial Road, L.P., as defined in note 1, for the period from January 1, 2004 through August 17, 2004, the related consolidated statement of cash flows of BioMed Realty Trust, Inc. and subsidiaries for the years ended December 31, 2006 and 2005, and the related consolidated and combined statements of cash flows of BioMed Realty Trust, Inc. and subsidiaries and Inhale 201 Industrial Road, L.P. for the year ended December 31, 2004, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated and combined financial statements and the accompanying financial statement schedule III.

KPMG LLP

San Diego, California
February 28, 2007

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2006	2005

ASSETS
Investments in real estate, net	$2,457,538	$1,129,371
Investment in unconsolidated partnership	2,436	2,483
Cash and cash equivalents	25,664	20,312
Restricted cash	6,426	5,487
Accounts receivable, net	5,985	9,873
Accrued straight-line rents, net	20,446	8,731
Acquired above market leases, net	7,551	8,817
Deferred leasing costs, net	129,322	136,640
Deferred loan costs, net	17,608	4,855
Prepaid expenses	3,627	2,164
Other assets	16,039	8,577

Total assets	$2,692,642	$1,337,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$403,836	$246,233
Secured construction loan	286,355	—
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	—
Unsecured line of credit	228,165	17,000
Security deposits	7,704	6,905
Dividends and distributions payable	19,847	13,365
Accounts payable, accrued expenses and other liabilities	62,602	23,012
Acquired below market leases, net	25,101	29,647

Total liabilities	1,458,610	586,162
Minority interests	19,319	20,673
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,425,598 and 46,634,432 shares issued and outstanding at December 31, 2006 and 2005, respectively	654	466
Additional paid-in capital	1,272,243	757,591
Accumulated other comprehensive income	8,417	5,922
Dividends in excess of earnings	(66,601)	(33,504)

Total stockholders’ equity	1,214,713	730,475

Total liabilities and stockholders’ equity	$2,692,642	$1,337,310

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

				INHALE
				201 INDUSTRIAL ROAD,
	BIOMED REALTY TRUST, INC.			L.P. (PREDECESSOR)
			Period	Period
			August 11, 2004	January 1, 2004
			through	through
	Year Ended December 31,		December 31,	August 17,
	2006	2005	2004	2004

Revenues:
Rental	$166,732	$92,650	$19,432	$3,339
Tenant recoveries	54,590	42,232	9,222	375
Other income	88	3,974	—	—

Total revenues	221,410	138,856	28,654	3,714

Expenses:
Rental operations	41,001	34,505	9,236	131
Real estate taxes	20,584	11,868	2,383	222
Depreciation and amortization	65,610	39,378	7,853	600
General and administrative	18,085	13,278	3,130	—

Total expenses	145,280	99,029	22,602	953

Income from operations	76,130	39,827	6,052	2,761
Equity in net income (loss) of unconsolidated partnership	83	119	(11)	—
Interest income	1,102	1,333	190	—
Interest expense	(40,672)	(23,226)	(1,180)	(1,760)

Income before minority interests	36,643	18,053	5,051	1,001
Minority interest in consolidated partnerships	137	267	145	—
Minority interests in operating partnership	(1,747)	(1,274)	(414)	—

Net income	$35,033	$17,046	$4,782	$1,001

Basic earnings per share	$0.63	$0.44	$0.15

Diluted earnings per shares	$0.62	$0.44	$0.15

Weighted-average common shares outstanding:
Basic	55,928,595	38,913,103	30,965,178

Diluted	59,018,004	42,091,195	33,767,575

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
STATEMENTS OF OWNERS’ EQUITY
(In thousands, except share data)

				Accumulated
	Number		Additional	Other	Dividends in
	of	Common	Paid-In	Comprehensive	Excess of	Owners’
	Shares	Stock	Capital	Income	Earnings	Equity	Total

The Predecessor
Balance at December 31, 2003	—	$—	$—	$—	$—	$12,459	$12,459
Distributions	—	—	—	—	—	(1,215)	(1,215)
Net income	—	—	—	—	—	1,001	1,001

Balance at August 11, 2004	—	—	—	—	—	12,245	12,245
The Company
Buyout of owners’ equity of Predecessor	—	—	—	—	—	(12,245)	(12,245)
Net proceeds from sale of common stock	31,050,000	311	429,024	—	—	—	429,335
Issuance of unvested restricted common stock	336,333	3	(3)	—	—	—	—
Vesting of share-based awards	—	—	872	—	—	—	872
Dividends	—	—	—	—	(13,172)	—	(13,172)
Net income	—	—	—	—	4,782	—	4,782

Balance at December 31, 2004	31,386,333	314	429,893	—	(8,390)	—	421,817
Net proceeds from sale of common stock	15,122,500	151	323,869	—	—	—	324,020
Net issuances of unvested restricted common stock	125,599	1	(1)	—	—	—	—
Vesting of share-based awards	—	—	3,830	—	—	—	3,830
Dividends	—	—	—	—	(42,160)	—	(42,160)
Net income	—	—	—	—	17,046	—	17,046
Unrealized gain on cash flow hedge	—	—	—	5,922	—	—	5,922

Balance at December 31, 2005	46,634,432	466	757,591	5,922	(33,504)	—	730,475
Net proceeds from sale of common stock	18,428,750	184	506,587	—	—	—	506,771
Net proceeds from exercise of warrant	270,000	3	4,047	—	—	—	4,050
Net issuances of unvested restricted common stock	92,416	1	(1)	—	—	—	—
Vesting of share-based awards	—	—	4,019	—	—	—	4,019
Dividends	—	—	—	—	(68,130)	—	(68,130)
Net income	—	—	—	—	35,033	—	35,033
Unrealized gain on cash flow hedge	—	—	—	2,495	—	—	2,495

Balance at December 31, 2006	65,425,598	$654	$1,272,243	$8,417	$(66,601)	$—	$1,214,713

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

Balance at August 11, 2004	$—
Net income	4,782

Balance at December 31, 2004	$4,782

Net income	$17,046
Unrealized gain on cash flow hedge	5,922

Balance at December 31, 2005	$22,968

Net income	$35,033
Unrealized gain on cash flow hedges	2,495

Balance at December 31, 2006	$37,528

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

			BioMed Realty
			Trust, Inc. and
			Inhale
	BioMed Realty		201 Industrial Road,
	Trust, Inc.		L.P. (Predecessor)
	Year Ended December 31,
		2005
	2006	(revised — See note 2)	2004

Operating activities:
Net income	$35,033	$17,046	$5,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,610	39,378	8,453
Minority interests in consolidated partnerships	(137)	(267)	(145)
Minority interests in operating partnership	1,747	1,274	414
Bad debt expense	193	257	158
Revenue reduction attributable to acquired above market leases	2,471	1,524	538
Revenue recognized related to acquired below market leases	(4,811)	(3,332)	(251)
Compensation expense related to restricted common stock	4,019	3,830	872
Amortization of deferred loan costs	1,925	1,002	216
Write off of deferred loan costs due to repayment and extinguishment of debt	—	2,002	—
Amortization of debt premium on mortgage notes payable	(2,148)	(1,761)	(307)
(Income)/loss from unconsolidated partnership	(83)	(119)	11
Distributions received from unconsolidated partnership	130	106	27
Changes in operating assets and liabilities:
Restricted cash	(939)	(3,017)	(2,470)
Accounts receivable	3,695	(8,293)	(1,987)
Accrued straight-line rents	(11,715)	(5,425)	(887)
Deferred leasing costs	(3,070)	(1,196)	—
Prepaid expenses	(1,463)	(633)	(1,531)
Other assets	(2,157)	820	(201)
Due to affiliates	—	(53)	53
Security deposits	79	1,000	—
Accounts payable, accrued expenses and other liabilities	13,156	10,619	5,751

Net cash provided by operating activities	101,535	54,762	14,497

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(1,340,204)	(604,462)	(458,165)
Minority interest investment in consolidated partnerships	449	594	—
Receipts of master lease payments	726	2,025	1,327
Security deposits received from prior owners of real estate	720	1,074	4,831
Redemption of operating partnership units for cash	—	(173)	—
Funds held in escrow for acquisitions	—	(200)	(1,700)
Additions to non-real estate assets	(1,154)	(663)	(511)
Repayment of related party payables	—	—	(3,000)

Net cash used in investing activities	(1,339,463)	(601,805)	(457,218)

			BioMed Realty
			Trust, Inc. and
			Inhale
	BioMed Realty		201 Industrial Road,
	Trust, Inc.		L.P. (Predecessor)
	Year Ended December 31,
		2005
	2006	(revised — See note 2)	2004

Financing activities:
Proceeds from common stock offering	528,783	340,257	465,753
Proceeds from exercise of stock warrant	4,050	—	—
Payment of offering costs	(21,989)	(16,678)	(36,415)
Payment of deferred loan costs	(14,675)	(6,192)	(1,701)
Line of credit proceeds	620,476	244,175	33,900
Line of credit repayments	(409,311)	(227,175)	(33,900)
Secured term loan proceeds	—	250,000	—
Unsecured term loan proceeds	—	100,000	—
Unsecured term loan payments	—	(100,000)	—
Secured bridge loan proceeds	150,000	—	—
Secured bridge loan payments	(150,000)	—	—
Exchangeable senior notes proceeds	175,000	—	—
Construction loan proceeds	286,355	—	—
Mortgage notes proceeds	147,000	—	49,300
Principal payments on mortgage notes payable	(5,401)	(3,759)	(234)
Tenant improvement loan	(2,000)	—	—
Tenant improvement loan repayments	53	—	—
Distributions to operating partnership unit holders	(3,312)	(3,098)	(357)
Dividends paid	(61,749)	(38,044)	(4,698)
Distributions to owners of Predecessor	—	—	(1,215)

Net cash provided by financing activities	1,243,280	539,486	470,433

Net increase (decrease) in cash and cash equivalents	5,352	(7,557)	27,712
Cash and cash equivalents at beginning of year	20,312	27,869	157

Cash and cash equivalents at end of year	$25,664	$20,312	$27,869

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $7,614, $708 and $0, respectively)	$33,965	$20,291	$3,040
Supplemental disclosure of non-cash investing and financing activities:
Accrual for dividends declared	18,973	12,591	8,474
Accrual for distributions declared for operating partnership unit and LTIP unit holders	874	773	775
Mortgage loans assumed (includes premium of $1,037, $11,312, and $5,642, respectively)	18,460	149,517	53,477
Accrued additions to real estate and related intangible assets	29,680	4,812	29
Historic cost basis of assets transferred from Predecessor (including $2,189 of accrued straight-line rents as of August 17, 2004)	—	—	48,569
Operating partnership units issued for interests in certain contributed properties	—	—	21,810
Investment in unconsolidated partnership acquired by issuing operating partnership units	—	—	2,508
Distributions in excess of equity balance to owners of Predecessor	—	—	5,131

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”), and 201 Industrial Road, L.P. (“Industrial Road” or our “Predecessor”). We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.

The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering (the “Offering”) of 27,000,000 shares of its common stock, par value $.01 per share. The Offering price was $15.00 per share resulting in gross proceeds of $405.0 million. On August 16, 2004, in connection with the exercise of the underwriters’ over-allotment option, the Company issued an additional 4,050,000 shares of common stock and received gross proceeds of $60.8 million. The aggregate proceeds to the Company, net of underwriting discounts and commissions and Offering costs, were approximately $429.3 million. The Company issued a stock warrant in connection with the Offering to the lead underwriter for the right to purchase 270,000 common shares at $15.00 per share, which equals the estimated fair value at the date of grant. The warrant became exercisable six months after the Offering date and was exercised in full on September 22, 2006. The proceeds were utilized to repay a portion of the outstanding indebtedness on the Company’s unsecured line of credit and for general corporate and working capital purposes. From inception through August 11, 2004, neither the Company nor its Operating Partnership had any operations. Simultaneously with the Offering, the Company obtained a $100.0 million revolving unsecured credit facility (Note 5), which was used to finance acquisitions and for other corporate purposes prior to being replaced on May 31, 2005 with a $250.0 million revolving unsecured credit facility with KeyBank National Association and other lenders (Note 5).

As of December 31, 2006, the Company owned or had interests in 56 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 92 buildings with approximately 7.9 million rentable square feet of laboratory and office space, which was approximately 96.3% leased to 107 tenants (excluding space currently available for redevelopment). Of the approximately 1.6 million square feet of unleased space, 1.3 million square feet, or 84.7% of our unleased square footage, was available for redevelopment. In addition, we have properties with approximately 1.2 million rentable square feet under construction and undeveloped land that we estimate can support up to an additional 1.1 million rentable square feet of laboratory and office space.

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

If FIN 46 does not apply, the Company considers EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of limited liability companies and partnerships may be required.

Except for investments that are consolidated in accordance with FIN 46 or EITF 04-5, the Company accounts for investments in entities in which it exercises significant influence over, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Company’s consolidated statements of income.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships are impaired as of December 31, 2006.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consists of the following (in thousands):

	December 31,
	2006	2005

Land	$270,286	$146,340
Ground lease	14,210	14,210
Land under development	85,362	81
Buildings and improvements	1,598,384	962,482
Construction in progress	497,971	8,582
Tenant improvements	51,904	19,580

	2,518,117	1,151,275
Accumulated depreciation	(60,579)	(21,904)

	$2,457,538	$1,129,371

Purchase accounting was applied, on a pro-rata basis where appropriate, to the assets and liabilities of real estate properties in which the Company acquired an interest or a partial interest. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets. The Company determines the as-if-vacant fair value using methods similar to those used by independent appraisers. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

In allocating fair value to the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place leases are recorded based on the estimated net present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and any fixed rate renewal periods. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of acquired above market leases was comprised as follows (in thousands):

	December 31,
	2006	2005

Acquired above market leases	$12,084	$10,879
Accumulated amortization	(4,533)	(2,062)

	$7,551	$8,817

The balance of acquired below market leases was comprised as follows (in thousands):

	December 31,
	2006	2005

Acquired below market leases	$33,495	$33,230
Accumulated amortization	(8,394)	(3,583)

	$25,101	$29,647

The table below presents the estimated amortization during the next five years related to the acquired above and below market leases for properties owned at December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Amortization of:
Acquired above market leases	$(2,430)	$(1,383)	$(1,250)	$(1,190)	$(548)	$(750)	$(7,551)
Acquired below market leases	5,062	4,991	4,937	3,826	1,329	4,956	25,101

Net rental revenues — increase	$2,632	$3,608	$3,687	$2,636	$781	$4,206	$17,550

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

A variety of costs are incurred in the acquisition, development, construction, improvements and leasing of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company’s capitalization policy on development properties is guided by SFAS No. 34, Capitalization of Interest Cost and SFAS No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties.  The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction. Interest costs capitalized for the years ended December 31, 2006, 2005, and 2004 were $7.6 million, $708,000, and $0, respectively. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of our investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Since cash flows on properties considered to be long-lived assets to be held and used are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair value. As of and through December 31, 2006, no assets have been identified as impaired and no such impairment losses have been recognized.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. We maintain our cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits. The Company believes that the risk is not significant.

Restricted Cash

Restricted cash primarily consists of cash deposits for real estate taxes, insurance and capital expenditures as required by certain mortgage notes payable.

Statements of Cash Flows

The statements of cash flows of the Company and the Predecessor have been combined for the year ended December 31, 2004 to make them comparable to the same periods in 2005 and 2006 for the Company.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain revisions have been made to the consolidated statements of cash flows for the twelve months ended December 31, 2005 to remove the non-cash effect of changes in certain balance sheet items, which are reflected in the supplemental disclosure of cash flow information in the current year presentation. These revisions are immaterial to the prior period presented and resulted in an increase in cash flows from operating activities of approximately $272,000, an increase in cash flows from investing activities of approximately $202,000, and a decrease in cash flows from financing activities of approximately $474,000.

Deferred Leasing Costs

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to fifteen years as of December 31, 2006. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements, which are discussed above in investments in real estate.

The balance of deferred leasing costs at December 31, 2006 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2006	Amortization	Net

Acquired in-place leases	$162,935	$(47,066)	$115,869
Acquired management agreements	12,601	(4,574)	8,027
Deferred leasing and other direct costs	6,122	(696)	5,426

	$181,658	$(52,336)	$129,322

The balance of deferred leasing costs at December 31, 2005 was comprised as follows (in thousands):

	Balance at	Accumulated
	December 31, 2005	Amortization	Net

Acquired in-place leases	$149,312	$(22,577)	$126,735
Acquired management agreements	10,717	(2,505)	8,212
Deferred leasing and other direct costs	2,026	(333)	1,693

	$162,055	$(25,415)	$136,640

The estimated future amortization expense for deferred leasing costs for the years ending December 31 were as follows (in thousands):

2007	$24,339
2008	21,764
2009	19,461
2010	12,291
2011	9,068
Thereafter	42,399

$129,322

Deferred Loan Costs

External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are removed from the books upon maturity of the debt. The balance is net of $5.5 million and $3.2 million of accumulated amortization at December 31, 2006 and 2005, respectively. Loan costs of $2.0 million were fully amortized during the year ended December 31, 2005 due to the full repayment and termination of the credit facility and unsecured term loan facility (Note 5).

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the lessee is the owner, for accounting purposes, of the tenant improvements. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retain legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease;

•	the responsible party for construction cost overruns; and

•	who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination , the Company considers all of the above factors. However, no one factor is determinative in reaching a conclusion.

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The impact of the straight-line rent adjustment increased revenue for the Company by $11.7 million, $5.6 million, and $1.1 million for the years ended December 31, 2006 and 2005, and for the period from August 11, 2004 through December 31, 2004, respectively. The impact of the straight-line rent adjustment decreased revenue for the Predecessor by $238,000 for the period from January 1, 2004 through August 17, 2004. Additionally, the impact of the amortization of acquired above market leases and acquired below market leases increased rental revenues by $2.3 million, $1.8 million for the years ended December 31, 2006 and 2005, respectively, and decreased rental revenues by $287,000 for the year ended December 31, 2004. The amortization in 2005 includes a $100,000 decrease to revenue due to the write off of an above market lease that was terminated at our Industrial Road property. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of lease agreements, but are dependent on several factors, including occupancy and lease terms. Revenue is recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

Lease termination fees are recognized when the related leases are canceled, collectability is assured, and we have no continuing obligation to provide space to former tenants. A gain on early termination of lease of $3.6 million for the year ended December 31, 2005 is included in other income on the consolidated statements of income and was primarily due to the early termination of a portion of the Nektar Therapeutics lease at our Industrial Road property. Accordingly, the related lease commissions and other related intangible assets have been fully amortized. The Company will recognize a gain in 2007 of approximately $4.8 million related to the early termination of the Novartis lease at its 201 Elliott property. The funds were received prior to December 31, 2006, and have been recorded as a deferred gain within other liabilities on the accompanying consolidated balance sheets. The corresponding gain is deferred until 2007 as it did not meet revenue recognition criteria in 2006 due to the execution of the termination agreement on January 1, 2007. However, certain intangible assets related to the Novartis lease, totaling $947,000, have been fully amortized as of December 31, 2006.

Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls.  Receipts under these master lease agreements totaled $726,000, $2.0 million, and $1.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. The master lease at Bayshore expired in February 2006. The master lease at King of Prussia will expire in June 2008 or sooner under the terms of the agreement if the vacant space is leased by a new tenant.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations. The computation of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $193,000, $257,000, and $158,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The Company’s allowance for doubtful accounts was $1.2 million and $611,000 as of December 31, 2006 and 2005, respectively. Included in the allowance for doubtful accounts was $532,000 and $196,000 related to master lease payments not expected to be collected for the years ending December 31, 2006 and 2005, respectively.

Share-Based Payments

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees be recognized in the income statement based on their fair value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense over the respective vesting periods. Prior to the adoption of SFAS 123(R), the Company followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148. SFAS 123 required that compensation expense be recorded for the fair-value of restricted stock granted by the Company to employees and non-employee directors. The treatment of restricted stock grants under SFAS 123(R) does not materially differ from the treatment under SFAS 123. The Company currently has no stock options outstanding.

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

Equity Offering Costs

Underwriting commissions and offering costs are reflected as a reduction of proceeds.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 2004. The Company believes it has qualified and continues to qualify as a REIT. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

The Company has formed a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. For the periods presented in the accompanying consolidated statements of income there is no tax provision for the TRS as the TRS had no substantial operations during 2006, 2005 or 2004.

The Predecessor was a partnership. Under applicable federal and state income tax rules, the allocated share of net income/loss from partnerships is reportable in the income tax returns of the partners and members. Accordingly, no income tax provision is included in the accompanying consolidated financial statements for the period from January 1, 2004 through August 17, 2004.

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

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax treatment for distributions reportable for the years ended December 31, 2006, 2005 and 2004 were as follows (unaudited):

	For the year ended December 31,
	2006		2005		2004
	Per Share	%	Per Share	%	Per Share	%

Ordinary income	$1.06	99.07%	$1.01	100.00%	$0.28	100.00%
Return of capital	.01	.93%	—	0.00%	—	0.00%

Total	$1.07	100.00%	$1.01	100.00%	$0.28	100.00%

Management’s Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.

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

In connection with our Offering, the Company acquired interests in six properties through our Operating Partnership that were previously owned by limited partnerships and a limited liability company in which certain officers of the Company or entities affiliated with them owned interests, and private investors and tenants who are not affiliated with them owned interests. Persons and entities owning the interests in four of the limited partnerships and the limited liability company, certain officers, some of their spouses and parents, and other individuals and entities not affiliated with us or our management, contributed to the Company all of their interests in these entities. In exchange for these interests, the Company issued an aggregate of 2,870,564 limited partnership units in its operating partnership and made cash payments in the aggregate amount of $20.5 million. Certain officers of the Company (including some of their spouses) received an aggregate of 2,673,172 limited partnership units having a

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of $40.1 million based on the initial public offering price of the Company’s common stock of $15.00 per share.

Minority interests on the consolidated balance sheets relate primarily to the limited partnership units in the Operating Partnership (“Units”) that are not owned by the Company, which at December 31, 2006 and 2005 amounted to 4.42% and 5.83%, respectively, of Units outstanding. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. Limited partners who were issued Units in the formation transactions have the right, to require the Operating Partnership to redeem part or all of their Units. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. In December 2005, a non-managing partner of the operating partnership tendered 7,000 limited partnership units in exchange for $173,320, or $24.76 per share. Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 30% interest of a member in the limited liability company that owns the Waples property, the 30% interest of a member in the limited liability company formed to acquire the Fairview property, and the 12.5% interest of a member in the limited liability company that owns the Ardenwood Venture property, which are consolidated entities of the Company.

4.	Mortgage Notes Payable

A summary of the Company’s outstanding consolidated mortgage notes payable as of December 31, 2006 and 2005 is as follows (principal balance in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2006	2005	Maturity Date

Ardentech Court	7.25%	5.06%	$4,658	$4,746	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,730	16,107	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,625	11,732	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,164	2,211	May 5, 2008
Elliott Avenue	7.38%	4.63%	16,020	16,526	November 24, 2007
40 Erie Street	7.34%	4.90%	18,676	19,575	August 1, 2008
Kendall Square D	6.38%	5.45%	70,963	72,395	December 1, 2018
Lucent Drive	5.50%	5.50%	5,733	5,899	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,576	9,805	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,872	6,952	September 1, 2012
Road to the Cure	6.70%	5.78%	15,657	—	January 31, 2014
Science Center Drive	7.65%	5.04%	11,444	11,577	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	—	September 1, 2016
Sidney Street	7.23%	5.11%	30,732	31,426	June 1, 2012
Towne Centre Drive	4.55%	4.55%	21,872	22,396	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,648	—	May 1, 2015

			390,370	231,347
Unamortized premiums			13,466	14,886

			$403,836	$246,233

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net carrying value of properties (investments in real estate) secured by our mortgage notes payable was $705.7 million and $460.5 million at December 31, 2006 and 2005, respectively.

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

5.	Credit Facilities, Exchangeable Notes, and Other Debt Instruments

On August 11, 2004, the Company entered into a $100.0 million unsecured revolving loan agreement, which bore interest at LIBOR plus 1.20%, or higher depending on the leverage ratio of the Company, or a reference rate, and was scheduled to expire on August 11, 2007. This credit facility was fully repaid and terminated on May 31, 2005 with funds drawn on the Company’s new credit facilities discussed below. Accordingly, the related unamortized loan costs of $901,000 were expensed in the three months ended June 30, 2005.

On May 31, 2005, the Company entered into three credit facilities with KeyBank and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities included an unsecured revolving credit facility of $250.0 million, under which the Company initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the $100.0 million unsecured term loan and $250.0 million secured term loan. The unsecured revolving credit facility had a maturity date of May 30, 2008, but was amended on June 28, 2006 to extend the maturity date and increase the amount of the credit facility, as discussed below. The secured term loan was also amended on June 28, 2006 to revise certain restrictions and covenants consistent with the amendment and restatement of the unsecured revolving credit facility, as discussed below. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from the Company’s follow-on common stock offering in June 2005 and terminated on June 27, 2005. Accordingly, related unamortized loan costs of $1.1 million were expensed in the three months ended June 30, 2005.

On May 24, 2006, the Company entered into a secured bridge loan with KeyBank and other lenders, under which the Company borrowed $150.0 million. The bridge loan had an extended term of six months and bore interest at a floating rate equal to, at the Company’s option, either (1) LIBOR plus 140 basis points or (2) the higher of (a) the prime rate then in effect and (b) the federal funds rate then in effect plus a spread of 50 basis points. This bridge loan was fully repaid and terminated on August 23, 2006 with funds provided by the new fixed-rate mortgage loan from KeyBank, secured by the Company’s Shady Grove Road property.

On June 28, 2006, the Company entered into an amended and restated unsecured revolving credit facility and a first amendment to its $250.0 million secured term loan facility with KeyBank, and other lenders. The amendment and restatement of the unsecured revolving credit facility increased the company’s available borrowings from $250.0 million to $500.0 million and extended the maturity date of the facility to June 27, 2009. The unsecured revolving credit facility bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured revolving credit facility to $700.0 million subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the incremental loan costs associated with the amended unsecured revolving credit facility of approximately $1.9 million, which will be amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. On November 3, 2006, the Company entered into a first amendment to the amended and restated unsecured revolving credit facility and a second amendment to the secured term loan facility. The amendments update the list

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of permitted investments for each agreement to include investments in the Company’s Center for Life Science | Boston property with no additional changes to the interest rates or maturity dates for each facility. The $250.0 million secured term loan, which is secured by the Company’s interests in 15 of its properties, continues to have a maturity date of May 30, 2010 and bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of these credit facilities, which has the effect of fixing the interest rate on the secured term loan at 6.4%. At December 31, 2006, the Company had outstanding borrowings of $228.2 million on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.

The terms of the amended credit agreements for the unsecured revolving credit facility and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2006.

On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of the current regular quarterly cash dividend of $0.29 per share of common stock. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The Company used the net proceeds received from the issuance of the Notes to repay the outstanding balance on the Company’s unsecured revolving credit facility and for working capital purposes.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 17, 2006, the Company obtained a $550.0 million floating-rate, acquisition and construction loan from KeyBank, which is secured by the Company’s Center for Life Science | Boston property. The loan bears interest at a floating rate equal to, at the Company’s option, either (1) LIBOR plus 125 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The construction loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured revolving credit facility, to acquire the Center for Life Science | Boston property and to fund construction activities. On December 21, 2006, the Company entered into an amended and restated secured acquisition and construction loan, which modified the original loan by, among other things, (1) creating four tranches of notes, tranches A, B-1, B-2, and C, (2) syndicating the loan among certain other lenders, and (3) revising certain restrictions and covenants set forth in the loan. The amended loan bears interest at a blended rate equal to, at the Company’s option, either (a) LIBOR plus approximately 122.5 basis points or (b) the higher of (i) the prime rate then in effect or (ii) the federal funds rate then in effect plus 50 basis points. The amended loan continues to have a maturity date of November 16, 2009 and the Company may still, at its sole discretion, extend the maturity date for an additional year after satisfying certain conditions and payment of an extension fee. The amended loan includes certain revised restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The amended loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. At December 31, 2006, the Company had outstanding borrowings on the secured acquisition and construction loan of $286.4 million.

As of December 31, 2006, principal payments due for our consolidated indebtedness (mortgage notes payable excluding debt premium of $13.5 million, secured term loan, secured construction loan, the Notes, and unsecured line of credit) were as follows (in thousands):

2007	$21,557
2008	24,453
2009	519,545
2010	297,445
2011	26,219
Thereafter	440,671

$1,329,890

6.	Earnings Per Share

Earnings per share (“EPS”) is calculated based on the weighted average number of shares of our common stock outstanding during the period. The effect of the outstanding Units, vesting of unvested restricted stock that has been granted, and the exercise of a stock warrant issued in connection with the Offering, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the years ended December 31, 2006 and 2005 and for the period from August 11, 2004 through December 31, 2004. Shares potentially issueable pursuant to the exchange settlement feature of the Notes (See Note 5) were antidilutive as of December 31, 2006 and were therefore not included in the calculation of diluted weighted-average shares for the year ended December 31, 2006. No shares were considered antidilutive for the year ended December 31, 2005 and for the period from August 11, 2004 through December 31, 2004.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

			Period August 11,
			2004 through
	Year Ended December 31,		December 31,
	2006	2005	2004

Net income attributable to common shares	$35,033	$17,046	$4,782
Minority interests in operating partnership	1,747	1,274	414

Adjusted net income attributable to common shares	$36,780	$18,320	$5,196

Weighted-average common shares outstanding:
Basic	55,928,595	38,913,103	30,965,178
Incremental shares from assumed conversion/exercise:
Stock warrant	94,155	92,488	51,681
Vesting of restricted stock	131,690	215,078	90,173
Operating partnership units	2,863,564	2,870,526	2,660,543

Diluted	59,018,004	42,091,195	33,767,575

Earnings per share — basic	$0.63	$0.44	$0.15

Earnings per share — diluted	$0.62	$0.44	$0.15

7.	Fair Value of Financial Instruments

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires the Company to disclose fair value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair value. The Company’s disclosures of estimated fair value of financial instruments at December 31, 2006 and 2005, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company calculates the fair value of its mortgage notes payable and other fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to debt.

The fair value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. In accordance with SFAS No. 133, Accounting for Derivative Investment and Hedging Activities, the carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. The Company relies on quotations from a third party to determine these fair values.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the aggregate fair value of the Company’s mortgage notes payable, unsecured line of credit, secured construction loan, Notes, and secured term loan was estimated to be $1.31 billion compared to the carrying value of $1.34 billion. At December 31, 2005, the aggregate fair value of the Company’s mortgage notes payable, unsecured line of credit and secured term loan was estimated to be $507.5 million compared to the carrying value of $513.2 million. As of December 31, 2006 and 2005, the fair value of debt in the unconsolidated partnership approximated its carrying value.

8.	Incentive Award Plan

The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, long-term incentive plan units (“LTIP units”), stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. Compensation cost for these incentive awards is measured based on the fair value of the award on the grant date and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to four years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Through December 31, 2006, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or stock, at the Company’s election.

In December 2006, the Company amended the Plan and the limited partnership agreement of its Operating Partnership to allow for the issuance of LTIP units to directors, officers and other employees. LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in their capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions although they receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three or four years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP unit may not be redeemed or sold by the LTIP unitholder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity (the “Equalization Date”) and in connection with the vesting and any related lock-up period, LTIP units may be redeemed for an equal number of the Company’s stock or cash, at the Company’s election.

In connection with the amendments to the Plan noted above, the Company granted to certain officers the right to cancel previously issued unvested restricted stock grants and to receive in return an equal number of LTIP units, which would retain the same vesting schedule. As a result, 144,500 LTIP units were granted pursuant to the cancellation of the corresponding unvested restricted stock awards.

During 2006, the Company granted 243,232 shares of unvested restricted stock and LTIP units with an aggregate value of $6.7 million. During 2005, the Company granted 129,674 shares of unvested restricted stock with an aggregate value of $2.9 million. During 2004, the Company granted 336,333 shares of unvested restricted stock with an aggregate value of $5.1 million. For the years ended December 31, 2006 and 2005, a total of 163,194 and 117,440 shares of restricted stock vested, with fair values of $4.0 million and $2.6 million, respectively. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted period. For the years ended December 31, 2006, 2005, and for the period from August 11, 2004 through December 31, 2004, $4.0 million, $3.8 million, and $872,000, respectively, of stock-based compensation expense was recognized in general and administrative expense. As of December 31, 2006, total

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense related to unvested awards of $6.0 million will be recognized in the future over a weighted average period of 2.2 years.

The year ended December 31, 2005 included a $619,000 increase to general and administrative expense resulting from a correction to the expensing of restricted stock grants awarded to the Company’s executive officers and other employees at the time of the Offering in August 2004. Of this amount, $823,000 relates to the period from August 11, 2004 through December 31, 2004, which was partially offset by a decrease of $204,000 for the six months ended June 30, 2005. The Company does not believe that the correction to this expensing of restricted stock grants is material to the first and second quarters of 2005 or to our 2004 consolidated financial statements.

A summary of the Company’s unvested restricted stock and LTIP units as of December 31, 2006 is presented below:

		Weighted
	Unvested Restricted	Average Grant-
	Shares/LTIP units	Date Fair Value

Balance at December 31, 2003	—	$0.00
Granted	336,333	15.03

Balance at December 31, 2004	336,333	15.03
Granted	129,674	22.31
Vested	(117,440)	15.02
Forfeited	(4,075)	20.99

Balance at December 31, 2005	344,492	17.70
Granted	243,232	27.75
Vested	(163,194)	16.82
Forfeited	(150)	26.70

Balance at December 31, 2006	424,380	$23.79

9.	Investments in Partnerships

The accompanying consolidated financial statements include an investment in an unconsolidated entity in which the Company does not own a controlling interest. As of December 31, 2006 and 2005, the Company had an investment in McKellar Court, L.P. (“McKellar Court”). The acquisition of the investment in McKellar Court closed on September 30, 2004. McKellar Court is a variable interest entity as defined in FIN 46; however, the Company is not the primary beneficiary. The limited partner is the only tenant in the property and is to bear a disproportionate amount of any expected losses. The Company, as the general partner, is to receive 21% of the operating cash flows and 75% of the gains upon sale of the property. The Company accounts for its general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by the Company. The assets and liabilities of McKellar Court were $16.7 million and $10.9 million, respectively at December 31, 2006, and were $17.1 million and $11.0 million, respectively, at December 31, 2005. The Company’s share of unconsolidated mortgage debt was $2.2 million and $2.3 million at December 31, 2006 and 2005, respectively. The Company’s equity in net income (loss) of McKellar Court was $83,000, $119,000 and ($11,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

The accompanying consolidated financial statements include investments in four variable interest entities in which the Company is considered to be the primary beneficiary under FIN 46. As of December 31, 2006, the Company had an 89% interest in the entity that owns the King of Prussia property, a 70% interest in the entity that owns the Waples property, a 70% interest in the entity that owns the Fairview property, and an 87.5% interest in the entity that owns the Ardenwood Venture property. These entities are consolidated in the accompanying consolidated

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements. Equity interests in these partnerships not owned by the Company are classified as minority interest on the consolidated balance sheets as of December 31, 2006.

10.	Derivative and Other Financial Instruments

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. The Company formally documented the hedging relationships and accounts for its interest rate swap agreements as cash flow hedges.

As of December 31, 2006, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450 million. These four swaps have the effect of obligating the Company to pay a weighted-average fixed rate of 5.2% and receive the difference between the fixed rate and the three-month LIBOR rate (if the fixed rate is lower than the three-month LIBOR rate) and will become effective December 30, 2008 and expire on December 30, 2018. No initial net investment was made to enter into these agreements. As of December 31, 2006, the Company also had an interest rate swap hedging existing floating-rate debt with a notional amount of $250.0 million, whereby the Company pays a fixed rate of 6.4% and receives the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At December 31, 2006, the Company’s interest rate swap agreements had a total fair value of $8.4 million, which is included in other assets on the accompanying consolidated balance sheets. The change in net unrealized gains of $2.5 million and $5.9 million in 2006 and 2005, respectively, for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in stockholders’ equity and comprehensive income.

For the year ended December 31, 2006, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the swap and debt was recognized in other income/expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges reflects a reclassification of $2.3 million of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense during 2006. During 2007, the Company estimates that an additional $2.5 million will be reclassified as a reduction to interest expense.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair value of the put and call options was $384,000 and $317,000 at December 31, 2006 and 2005, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net change in fair value of the put and call options of $67,000, $31,000, and $20,000 for the years ended December 31, 2006 and 2005 and for the period from August 11, 2004 through December 31, 2004, respectively, which is recorded as a charge to income on the consolidated statements of income.

The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property. The Company has a call option to purchase the limited partner’s interest after January 25, 2007, subject to certain conditions. If neither option is exercised, then the limited partnership will continue in existence under the terms of the partnership agreement. The agreement provides that the put and call option prices will be based on the fair value of the project at the time of exercise. The Company believes the fair value of the project is equal to, or in excess of, the carrying value of the project as of December 31, 2006. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at the time of exercise. At December 31, 2006, the net fair value of the put option was approximately equal to the other member’s equity investment. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the our membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell option price will be based on the fair value of the assets at the time of exercise. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

11.	Segment Information

The Company had previously disclosed reporting segment information for the following geographic areas: Boston, San Francisco, San Diego, Seattle, New York/New Jersey, Pennsylvania and Maryland based on internal reporting provided to the Chief Operating Decision Maker (“CODM”) as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 requires an enterprise to disclose financial information about its reportable operating segments, which are those for which financial

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information is available and is regularly evaluated by the CODM in deciding how to allocate resources and in assessing performance. SFAS 131 requires an enterprise to disclose segment revenues, profit or loss, assets and the basis of measurement and reconciliations of those totals to the corresponding consolidated information provided in the Company’s Consolidated Balance Sheets and Consolidated Statements of Income. The Company had historically aggregated its individual properties into larger geographic segments per the guidance in SFAS 131 based on the availability of discrete financial information and similarities in economic characteristics, the homogenous nature of the products, and the types of customers served.

Beginning in the quarter ended June 30, 2006, the Company changed its methods of internal reporting to the CODM due to an organizational restructuring. The CODM now reviews operational data for the one operating segment that qualifies for aggregation reporting under the provisions of SFAS 131 when making decisions regarding resource allocation, capital transactions and the measurement of operating performance. The Company’s properties share the following similar economic and operating characteristics: (i) they have similar forecasted returns (measured by cap rate at acquisition), (ii) they are occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (iii) they are located near areas of high life science concentrations with similar demographics and site characteristics, (iv) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard office properties, and (v) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, financial information by geographic operating segment, as previously provided and reported in the Company’s quarterly and annual filings, is no longer required under SFAS 131. Upon such a change in the internal reporting structure of an entity, SFAS 131 requires that the corresponding segment information provided in prior periods be changed to reflect the new reporting segments. Accordingly, segment information for prior periods is no longer required.

12.	Future Lease Revenue

Total future minimum lease receipts under noncancelable operating tenant leases in effect at December 31, 2006 were as follows (in thousands):

2007	$172,478
2008	181,191
2009	193,374
2010	177,081
2011	164,897
Thereafter	1,598,130

$2,487,151

13.	Commitments and Contingencies

Ground Leases

The Company has a leasehold interest in the Landmark at Eastview property through a 99-year ground lease. Following the seller’s completion of certain property subdivisions, the ground lease will terminate and a fee simple interest in the property will be transferred to the Company for no additional consideration. Under the terms of the ground lease, the Company has established an escrow deposit to be used by the seller to complete certain improvements required in connection with completing the property subdivisions. This deposit is included in other assets on the consolidated balance sheets and had a remaining balance of $381,000 and $788,000 as of December 31, 2006, and 2005, respectively.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a ground lease obligation on the Colorow Drive property expiring December 2043. The minimum commitment under this lease as of December 31, 2006 was as follows (in thousands):

2007	$185
2008	187
2009	214
2010	214
2011	214
Thereafter	11,544

$12,558

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals, comprised 17.4% and 15.7%, or $29.0 million and $26.1 million, respectively, of rental revenues for the year ended December 31, 2006. These tenants are located in the Company’s Maryland and Boston markets, respectively. Two of the Company’s tenants, Vertex Pharmaceuticals and Genzyme Corporation, comprised 15.8% and 10.5%, or $14.7 million and $9.7 million, respectively, of rental revenues for the year ended December 31, 2005. These tenants are located in the Company’s Boston market. Two of the Company’s tenants, Centocor, Inc. (a Johnson & Johnson subsidiary) and Nektar Therapeutics, comprised 13.0% and 11.5%, or $2.5 million and $2.2 million, respectively, of rental revenues for the period from August 11, 2004 to December 31, 2004. These tenants are located in the Company’s Pennsylvania and San Francisco markets. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Capital Commitments

As of December 31, 2006, the Company had approximately $259.9 million outstanding in capital commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $224.2 million expected to be paid in 2007 and the remaining amount, approximately $35.6 million, expected to be paid in 2008 and 2009.

Insurance

The Company carries insurance coverage on its properties with policy specifications and insured limits that it believes are adequate given the relative risk of loss, cost of the coverage and standard industry practice. However, certain types of losses (such as from earthquakes and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity and floods. Should a property sustain damage as a result of an earthquake or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. The Company is not aware of any environmental liability with respect to the properties that would have a material adverse effect on the Company’s business, assets or results of operations. There can be no assurance that such a material environmental liability does not exist. The existence of any such material environmental liability could have an adverse effect on the Company’s results of operations and cash flow. The Company carries environmental remediation insurance for some of its properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances.

Repurchase Agreements

A lease at the King of Prussia Road property contains a provision whereby the tenant, Centocor, Inc. (“Centocor”), holds a right to purchase the property (the “Purchase Option”) from the Company. The Purchase Option is exercisable at any time until April 1, 2008 with the purchase price determined based on a cap rate of 9.0% (giving effect to certain rental escalation assumptions for the period after April 1, 2006 for specific space at the property as specified in the third amendment to the lease) applied to net rents (1) payable by Centocor, (2) payable by third party tenants elsewhere on the property and (3) for unleased space, equal to net rent payable by Centocor for similar space.

The acquisition of the Belward Campus Drive (“Belward”) and Shady Grove Road (“Shady Grove”) properties include provisions whereby the seller could repurchase the properties from the Company (individually, the “Repurchase Option”) under specific terms in the future. The Belward Repurchase Option is exercisable at any time during the first three years after the acquisition date, subject to a twelve-month notice provision, at a to be determined repurchase price that would result in a 15% internal rate of return for the Company (taking into consideration all rents paid to the Company). The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As the Repurchase Options may be executed only by the seller and will exceed the acquisition prices paid by the Company, no gain will be recorded by the Company unless the Repurchase Options are exercised.

Other Agreements

In connection with the acquisition of the Center for Life Science | Boston property on November 17, 2006, the Company assumed an agreement (the “Turnkey Garage Agreement”) between the seller and Beth Israel Deaconess Medical Center (“BIDMC”) for the construction of a below-grade parking facility and the sale of a portion of the total anticipated parking spaces to BIDMC for a fixed purchase price of $28.8 million, subject to adjustment for actual costs incurred on the construction pursuant to specific provisions of the Turnkey Garage Agreement. Pursuant to the execution of the Turnkey Garage Agreement, BIDMC issued an irrevocable letter of credit for the full purchase price of $28.8 million upon which the holder, upon substantial completion of the garage facility, would be permitted to draw.

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

Legal Proceedings

The Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that would have a material adverse effect on its financial position, results of operations or liquidity.

14.	Property Acquisitions

The Company acquired the following properties during the year ended December 31, 2006 (dollars in thousands):

			Above	Deferred Leasing Costs		Below	Mortgage	Mortgage
	Acquisition	Investment in	Market	In-Place	Management	Market	Note	Note	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration

Ardenwood Venture	6/14/2006	$14,153	$—	$313	$10	$(74)	$—	$—	$14,402
Belward Campus Drive	5/24/2006	200,974	—	—	—	—	—	—	200,974
Center for Life Science | Boston	11/17/2006	467,417	—	4,155	1,370	—	—	—	472,942
Charles Street	4/7/2006	12,033	327	1,043	—	(178)	—	—	13,225
Fairview Avenue	1/12/2006	2,703	—	—	—	—	—	—	2,703
John Hopkins Court	8/16/2006	23,086	—	—	—	—	—	—	23,086
One Research Way	5/31/2006	8,267	—	—	—	—	—	—	8,267
Pacific Research Center	7/11/2006	214,900	—	—	—	—	—	—	214,900
Road to the Cure	12/14/2006	23,559	145	462	54	—	(15,657)	(801)	7,762
Shady Grove Road	5/24/2006	226,149	—	—	—	—	—	—	226,149
Sorrento Valley Boulevard	12/7/2006	19,174	19	1,055	91	—	—	—	20,339
Spring Mill Drive	7/20/2006	9,022	13	704	87	(12)	—	—	9,814
Trade Centre Avenue	8/9/2006	18,679	—	1,947	92	—	—	—	20,718
900 Uniqema Boulevard	1/13/2006	4,096	700	310	—	—	(1,766)	(236)	3,104
Walnut Street	7/7/2006	41,268	—	3,634	180	—	—	—	45,082
217th Place	11/21/2006	10,654	—	—	—	—	—	—	10,654

		$1,296,134	$1,204	$13,623	$1,884	$(264)	$(17,423)	$(1,037)	$1,294,121

Weighted average intangible amortization life (in months)		—	74	113	150	20	—	92	—

In connection with the acquisition of the Trade Centre Avenue and Walnut Street properties, the Company extended funds totaling $300,000 and $1.7 million, respectively, in the form of tenant allowances to the tenants to cover the reasonable costs of constructing tenant improvements to the premises. The tenant allowances were fully paid to the tenants through escrow at closing and will be repaid monthly over the term of their respective leases, with interest calculated at the rate of 10.5% per annum. As a result of the prepayment of the funds and the Company’s limited approval rights regarding the use of those funds, the Company determined that the tenant allowances should be reflected as the extension of a note receivable, which is included in other assets in the accompanying balance sheets as of December 31, 2006. Monthly repayments in 2006 totaling $151,000 were recorded as a reduction of the outstanding principal balance and the receipt of interest income.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired the following properties during the year ended December 31, 2005 (dollars in thousands):

			Above	Deferred Leasing Costs		Below	Mortgage	Mortgage
	Acquisition	Investment in	Market	In-Place	Management	Market	Note	Note	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration

Albany Street	5/31/2005	$33,235	$620	$4,232	$363	$—	$—	$—	$38,450
Bridgeview Technology Park II	3/16/2005	14,588	—	2,166	242	(778)	—	—	16,218
Colorow Drive	12/22/2005	19,369	—	—	—	—	—	—	19,369
Coolidge Avenue	4/5/2005	9,862	—	977	—	—	—	—	10,839
Dumbarton Circle	5/27/2005	7,819	—	1,012	127	—	—	—	8,958
Eccles Avenue	12/1/2005	21,856	1,826	2,235	115	—	—	—	26,032
21 Erie Street	5/31/2005	21,738	—	1,301	264	(1,170)	—	—	22,133
40 Erie Street	5/31/2005	41,371	—	5,441	289	—	(20,192)	(1,338)	25,571
Faraday Avenue	9/19/2005	8,560	—	—	—	—	—	—	8,560
Fresh Pond Research Park	4/5/2005	21,822	—	1,617	—	(2,637)	—	—	20,802
George Patterson Boulevard	10/28/2005	13,001	—	1,976	211	—	—	—	15,188
Graphics Drive	3/17/2005	7,377	—	400	10	—	—	—	7,787
Kaiser Drive	8/25/2005	9,523	—	—	—	—	—	—	9,523
Kendall Square D	5/31/2005	169,880	—	28,072	—	—	(73,189)	(5,520)	119,243
Lucent Drive	5/31/2005	6,153	—	995	—	—	(6,014)	—	1,134
Nancy Ridge Drive	4/21/2005	12,407	—	1,158	95	—	(7,001)	(768)	5,891
Phoenixville Pike	4/5/2005	12,083	—	1,121	43	—	—	—	13,247
Sidney Street	5/31/2005	58,068	—	10,031	644	(14,032)	(31,809)	(3,686)	19,216
1000 Uniqema Boulevard	9/30/2005	14,568	—	1,735	—	—	—	—	16,303
Vassar Street	5/31/2005	15,881	—	2,434	163	(621)	—	—	17,857
Waples Street	3/1/2005	5,377	—	—	—	—	—	—	5,377
West Kendall Square A	5/31/2005	126,104	—	24,746	—	—	—	—	150,850

		$650,642	$2,446	$91,649	$2,566	$(19,238)	$(138,205)	$(11,312)	$578,548

Weighted average intangible amortization life (in months)		—	44	122	85	70	—	118	—

15.	Newly Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not require new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s consolidated financial statements.

16.	Subsequent Events

On January 18, 2007, the Company completed the issuance of 9,200,000 shares, including the exercise of an over-allotment of 1,200,000 shares, of 7.375% Series A Cumulative Redeemable Preferred Stock at $25.00 per share, resulting in net proceeds of approximately $222.6 million, the majority of which were utilized to repay a portion of the outstanding indebtedness on the Company’s unsecured line of credit.

On January 26, 2007, the Company signed new, long-term leases with Illumina, Inc. for approximately 195,000 square feet of office and laboratory space at the Company’s Towne Centre Drive property. Under the new leases, Illumina will expand into a new 84,000 square foot building to be constructed at the property. Once completed and occupied, Illumina will lease the new building for a 15-year term. In addition, Illumina extended its lease for the 109,270 square feet it currently occupies at Towne Center Drive by nine years to 2023 to correspond with the new 15-year lease on the building to be constructed.

On January 29, 2007, the Company entered into definitive purchase and sale agreements with affiliates of Lyme Timber Company to acquire a portfolio of real estate assets located in Cambridge, Massachusetts; Houston, Texas; and New Haven, Connecticut. The acquisition includes approximately 600,000 square feet of life science space recently completed or under construction at Lyme’s Rogers Street project and land that can support approximately 266,000 square feet of life science laboratory and office space at Kendall Square in Cambridge, Massachusetts. The total purchase price for the portfolio is approximately $510 million, excluding closing costs. The acquisition is expected to close in the second quarter of 2007 and is subject to customary due diligence and closing conditions.

On January 31, 2007, the Company granted 269,500 LTIP units and 32,500 shares of restricted stock with an aggregate value of approximately $9.0 million that vests over a period of four years to officers pursuant to the Plan.

17.	Quarterly Financial Information (unaudited)

The tables below reflect the Company’s and the Predecessor’s selected quarterly information for the years ended December 31, 2006, 2005, and 2004 (in thousands, except per share data).

	2006 Quarter Ended
	December 31	September 30	June 30	March 31

Total revenues	$63,648	$64,510	$49,459	$43,793
Income before minority interests	$13,122	$11,311	$7,514	$4,696
Minority interests	$(533)	$(499)	$(356)	$(222)
Net income	$12,589	$10,812	$7,158	$4,474
Net income per share — basic(1)	$0.19	$0.18	$0.14	$0.10
Net income per share — diluted(1)	$0.19	$0.18	$0.14	$0.10

BIOMED REALTY TRUST, INC. AND
INHALE 201 INDUSTRIAL ROAD, L.P. (PREDECESSOR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Quarter Ended
	December 31	September 30	June 30	March 31

Total revenues	$44,492	$41,330	$28,529	$24,505
Income before minority interests	$4,804	$5,479	$1,505	$6,265
Minority interests	$(235)	$(278)	$(65)	$(429)
Net income	$4,569	$5,201	$1,440	$5,836
Net income per share — basic and diluted	$0.10	$0.11	$0.05	$0.19

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2006
(In thousands)

							Gross amount carried at December 31,
			Initial Cost			Costs	2006
	Year				Buildings	Capitalized			Buildings
	Built/			Ground	and	Subsequent		Ground	and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Lease	Improvements	Total	Depreciation	Net
		(1)								(2)	(3)

Albany Street	1922/1998	$—	$1,942	$—	$31,293	$48	$1,942	$—	$31,341	$33,283	$(1,242)	$32,041
Ardentech Court	1997/2001	4,658	2,742	—	5,379	29	2,742	—	5,408	8,150	(286)	7,864
Ardenwood Venture	1985	—	3,550	—	10,603	—	3,550	—	10,603	14,153	(206)	13,947
Balboa Avenue	1968/2000	—	1,316	—	9,493	134	1,316	—	9,627	10,943	(588)	10,355
Bayshore Boulevard	2000	15,730	3,667	—	22,593	7,124	3,667	—	29,717	33,384	(1,558)	31,826
Beckley Street	1999	—	1,480	—	17,590	—	1,480	—	17,590	19,070	(897)	18,173
Bernardo Center Drive	1974/1992	—	2,580	—	13,714	4	2,580	—	13,718	16,298	(815)	15,483
Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	—	196,814	200,974	(3,092)	197,882
Center for Life Science | Boston(4)	—	286,355	60,000	—	407,417	42,764	60,000	—	450,181	510,181	—	510,181
Bridgeview Technology Park I	1977/2002	11,625	1,315	—	14,716	2,535	1,315	—	17,251	18,566	(997)	17,569
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	—	13,066	14,588	(585)	14,003
Charles Street	1986	—	5,000	—	7,033	—	5,000	—	7,033	12,033	(165)	11,868
Colorow Drive	2004	—	—	—	19,369	9	—	—	19,378	19,378	(548)	18,830
Coolidge Avenue	1962/1999	—	2,760	—	7,102	—	2,760	—	7,102	9,862	(303)	9,559
Dumbarton Circle	1990	—	2,723	—	5,096	—	2,723	—	5,096	7,819	(636)	7,183
Eccles Avenue	1965/1995	—	21,257	—	599	273	21,257	—	872	22,129	(316)	21,813
Eisenhower Road	1973/2000	2,164	416	—	2,614	58	416	—	2,672	3,088	(122)	2,966
Elliott Avenue	1925/2004	16,020	10,124	—	38,911	88	10,124	—	38,999	49,123	(2,310)	46,813
21 Erie Street	1925/2004	—	3,366	—	18,372	42	3,366	—	18,414	21,780	(730)	21,050
40 Erie Street	1996	18,676	7,593	—	33,778	108	7,593	—	33,886	41,479	(1,342)	40,137
Fairview Avenue(4)	—	—	2,703	—	694	1,603	2,735	—	2,265	5,000	—	5,000
Faraday Avenue	1986	—	1,370	—	7,190	11	1,370	—	7,201	8,571	(228)	8,343
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	221	3,500	—	18,543	22,043	(798)	21,245
George Patterson Boulevard	1996/2005	—	1,575	—	11,426	(147)	1,575	—	11,279	12,854	(320)	12,534
Graphics Drive	1992/2001	—	800	—	6,577	1,539	800	—	8,116	8,916	(331)	8,585
Industrial Road	2001/2005	—	12,000	—	41,718	14,064	12,000	—	55,782	67,782	(4,609)	63,173
John Hopkins Court	1991	—	3,560	—	19,526	837	3,560	—	20,363	23,923	—	23,923
Kaiser Drive	1990	—	3,430	—	6,093	966	3,430	—	7,059	10,489	—	10,489
Kendall Square D	2002	70,963	3,572	—	166,308	474	3,572	—	166,782	170,354	(6,622)	163,732
King of Prussia Road	1954/2004	—	12,813	—	66,675	239	12,813	—	66,914	79,727	(4,014)	75,713
Landmark at Eastview	1958/1999	—	—	14,210	61,996	11,243	223	14,210	73,016	87,449	(4,811)	82,638

							Gross amount carried at December 31,
			Initial Cost			Costs	2006
	Year				Buildings	Capitalized			Buildings
	Built/			Ground	and	Subsequent		Ground	and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Lease	Improvements	Total	Depreciation	Net
		(1)								(2)	(3)

Lucent Drive	2004	5,733	265	—	5,888	—	265	—	5,888	6,153	(233)	5,920
Monte Villa Parkway	1996/2002	9,576	1,020	—	10,711	—	1,020	—	10,711	11,731	(636)	11,095
Nancy Ridge Drive	1983/2001	6,872	2,344	—	10,063	32	2,344	—	10,095	12,439	(473)	11,966
One Research Way	1980	—	1,813	—	6,454	533	1,813	—	6,987	8,800	—	8,800
Pacific Research Center	2000	—	74,017	—	140,883	5,311	74,017	—	146,194	220,211	(2,770)	217,441
Phoenixville Pike	1989	—	1,204	—	10,879	2,708	1,204	—	13,587	14,791	(549)	14,242
Road to the Cure	1977	15,657	4,430	—	19,129	7	4,430	—	19,136	23,566	(41)	23,525
San Diego Science Center	1973/2002	—	3,871	—	21,875	40	3,871	—	21,915	25,786	(1,211)	24,575
Science Center Drive	1995	11,444	2,630	—	16,365	75	2,630	—	16,440	19,070	(939)	18,131
Shady Grove Road	2003	147,000	28,601	—	197,548	2	28,603	—	197,548	226,151	(3,153)	222,998
Sidney Street	2000	30,732	7,580	—	50,488	—	7,580	—	50,488	58,068	(2,003)	56,065
Sorrento Valley Boulevard	1982	—	4,140	—	15,034	—	4,140	—	15,034	19,174	(41)	19,133
Spring Mill Drive	1988	—	1,074	—	7,948	—	1,074	—	7,948	9,022	(136)	8,886
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	—	15,404	18,679	(197)	18,482
Towne Centre Drive	2001	21,872	10,720	—	31,504	727	10,720	—	32,231	42,951	(1,871)	41,080
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	—	10,597	12,657	(541)	12,116
900 Uniqema Boulevard	2000	1,648	404	—	3,692	—	404	—	3,692	4,096	(98)	3,998
1000 Uniqema Boulevard	1999	—	1,350	—	13,218	11	1,350	—	13,229	14,579	(413)	14,166
Vassar Street	1950/1998	—	2,040	—	13,841	—	2,040	—	13,841	15,881	(548)	15,333
Waples Street	1983/2005	—	2,470	—	2,907	7,374	2,470	—	10,281	12,751	(923)	11,828
Walnut Street	2004	—	5,200	—	36,068	—	5,200	—	36,068	41,268	(535)	40,733
West Kendall Square A	2002	—	4,922	—	121,182	—	4,922	—	121,182	126,104	(4,797)	121,307
217th Place	1987	—	7,125	—	3,529	146	7,125	—	3,675	10,800	—	10,800

Total		$676,725	$355,391	$14,210	$2,047,284	$101,232	$355,648	$14,210	$2,148,259	$2,518,117	$(60,579)	$2,457,538

(1)	Includes secured construction loan secured by the Center for Life Science | Boston property, but excludes unamortized debt premium of $13,466.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $2.5 billion as of December 31, 2006 (unaudited).

(3)	Depreciation of the ground lease and building and improvements are recorded on a straight-line basis over the estimated useful lives ranging from the life of the lease to 40 years.

(4)	The entire property was under development as of December 31, 2006.

The following table reconciles the historical cost and related accumulated depreciation as follows (in thousands):

			Predecessor(5)
	BioMed Realty Trust, Inc.(5)		August 11,	January 1,
	Year Ended	Year Ended	thru	thru
	December 31,	December 31,	December 31,	August 17,
	2006	2005	2004	2004

Investment in real estate:
Balance at beginning of period/year	$1,151,275	$471,799	$—	$49,588
Property acquisitions	1,296,134	650,642	471,467	—
Improvements	70,708	28,834	332	—

Balance at end of period/year	$2,518,117	$1,151,275	$471,799	$49,588

Accumulated Depreciation:
Balance at beginning of period/year	$(21,904)	$(3,269)	$—	$(2,563)
Depreciation expense	(38,675)	(18,635)	(3,269)	(586)

Balance at end of period/year	$(60,579)	$(21,904)	$(3,269)	$(3,149)

(5)	BioMed Realty Trust, Inc. commenced operations on August 11, 2004 after completion of our Offering. Industrial Road is the largest of the properties acquired in the Offering and therefore has been identified as the accounting acquirer, or Predecessor, pursuant to paragraph 17 of SFAS 141. As such, the information presented herein for our Predecessor were prepared on a stand-alone basis up to and including the acquisition date, August 17, 2004. Upon completion of the Offering, the interest in the Predecessor acquired from affiliates was recorded at historic cost. The acquisitions of the unaffiliated interests in the Predecessor and the interests in all of the other properties have been accounted for as a purchase in accordance with SFAS 141.

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2006, the end of the company’s most recent fiscal year. KPMG LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting as of December 31, 2006, which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 16, 2006 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(b)  Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)
3.2	Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)
3.3	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(2)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(3)
4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(2)
4.3	Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(4)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(5)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan, as amended.(6)
10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(7)
10.5	Form of Long Term Incentive Plan Unit Award Agreement.(6)
10.6	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(3)
10.7	Employment Agreement between BioMed Realty Trust, Inc. and Alan D. Gold dated as of August 6, 2004.(1)
10.8	Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of August 6, 2004.(1)
10.9	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Gary A. Kreitzer dated as of September 15, 2006.(8)
10.10	Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of August 6, 2004.(1)
10.11	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and John F. Wilson, II dated as of March 27, 2006.(9)
10.12	Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of August 6, 2004.(1)
10.13	First Amendment to Employment Agreement between BioMed Realty Trust, Inc. and Matthew G. McDevitt dated as of February 27, 2006.(10)
10.14	Employment Agreement between BioMed Realty Trust, Inc. and R. Kent Griffin dated as of March 27, 2006.(9)
10.15	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.16	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.17	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.18	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(3)

Exhibit
Number	Description

10.19	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.20	Stock Purchase Warrant issued to Raymond James & Associates, Inc. dated as of August 11, 2004.(10)
10.21	BioMed Realty 401(k) Retirement Savings Plan.(7)
10.22	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(7)
10.23	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(7)
10.24	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(10)
10.25	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(10)
10.26	Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(5)
10.27	Agreement for Purchase of Real Estate, dated as of April 15, 2005, between BioMed Realty, L.P. and The Lyme Timber Company.(11)
10.28	Secured Term Loan Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(12)
10.29	Form of Secured Term Loan Note.(12)
10.30	First Amendment to Secured Term Loan Agreement, dated as of June 28, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(13)
10.31	Second Amendment to Secured Term Loan Agreement, dated as of November 3, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(14)
10.32	Unsecured Credit Agreement, dated as of May 31, 2005, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(12)
10.33	Form of Line Note under Unsecured Credit Agreement.(12)
10.34	Form of Term Note under Unsecured Credit Agreement.(12)
10.35	First Amended and Restated Unsecured Credit Agreement, dated as of June 28, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(13)
10.36	First Amendment to First Amended and Restated Unsecured Credit Agreement, dated as of November 3, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(14)
10.37	Assumption, Consent and Loan Modification Agreement, dated as of May 31, 2005, by and among KS Parcel D, LLC, The Lyme Timber Company, BioMed Realty Trust, Inc., BMR — 500 Kendall Street LLC and The Variable Annuity Life Insurance Company.(12)
10.38	Promissory Note, dated as of November 21, 2003, to The Variable Annuity Life Insurance Company.(12)
10.39	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of November 21, 2003, in favor of The Variable Annuity Life Insurance Company.(12)
10.40	Lease, dated as of January 18, 2001, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(12)
10.41	First Amendment to Lease, dated as of May 9, 2002, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(12)
10.42	Second Amendment to Lease, dated as of September 16, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(12)
10.43	Third Amendment to Lease, dated as of December 22, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(12)
10.44	Fourth Amendment to Lease, dated as of September 30, 2004, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(12)
10.45	Fifth Amendment to Lease, dated as of April 15, 2005, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(12)

Exhibit
Number	Description

10.46	Sixth Amendment to Lease, dated as of September 23, 2005, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(15)
10.47	Seventh Amendment to Lease, dated as of January 23, 2006, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(10)
10.48	Lease, dated as of September 17, 1999, by and between Trustees of Fort Washington Realty Trust and Vertex Pharmaceuticals Incorporated.(12)
10.49	Lease, dated March 3, 1995, by and between Fort Washington Limited Partnership and Vertex Pharmaceuticals Incorporated.(12)
10.50	First Amendment to Lease, dated as of December 1996, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.51	Second Amendment to Lease, dated as of June 13, 1997, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.52	Third Amendment to Lease, dated as of October 1, 1998, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.53	Fourth Amendment to Lease, dated as of February 22, 2000, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.54	Fifth Amendment to Lease, dated as of May 1, 1999, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.55	Sixth Amendment to Lease, dated as of April 6, 2005, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(12)
10.56	Lease, dated November 14, 2006, between BMR-21 Erie Street LLC and Vertex Pharmaceuticals Incorporated.(16)
10.57	Agreement of Purchase and Sale, dated as of May 2, 2006, between Human Genome Sciences, Inc. and BioMed Realty, L.P.(17)
10.58	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc. (18)
10.59	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc. (18)
10.60	Secured Bridge Loan Agreement, dated as of May 24, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(18)
10.61	Form of Note under Secured Bridge Loan Agreement.(18)
10.62	First Amendment to Secured Bridge Loan Agreement, dated as of July 5, 2006, by and among BioMed Realty, L.P. and KeyBank National Association, individually and as Administrative Agent.(19)
10.63	Purchase and Sale Agreement, dated as of June 7, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(20)
10.64	First Amendment to Purchase and Sale Agreement, dated as of June 22, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(20)
10.65	Second Amendment to Purchase and Sale Agreement, dated as of June 23, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(20)
10.66	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(4)
10.67	Promissory Note, dated August 23, 2006, by BMR-Shady Grove B LLC in favor of KeyBank National Association.(21)
10.68	Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated August 23, 2006, by BMR-Shady Grove Road HQ LLC in favor of KeyBank National Association.(21)
10.69	Real Estate Purchase and Sale Agreement, dated as of October 20, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.(22)
10.70	First Amendment to Real Estate Purchase and Sale Agreement, dated as of November 2, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.(14)

Exhibit
Number	Description

10.71	Secured Acquisition and Construction Loan Agreement, dated as of November 17, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(16)
10.72	Promissory Note, dated November 17, 2006, by BMR-Blackfan Circle LLC in favor of KeyBank National Association.(16)
10.73	Amended and Restated Secured Acquisition and Construction Loan Agreement, dated as of December 21, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(23)
10.74	Purchase and Sale Agreement, dated as of January 29, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(5)
10.75	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(5)
10.76	Purchase and Sale Agreement, dated as of January 29, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(5)
10.77	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(5)
10.78	Director Compensation Policy.(24)
21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(5)
23.1	Consent of KPMG LLP.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(5)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(5)

(1)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(3)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(5)	Filed herewith.

(6)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(7)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2006.

(9)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2006.

(10)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(11)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(12)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(13)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2006.

(14)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2006.

(15)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006.

(17)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.

(18)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(19)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006.

(20)	Incorporated herein by reference to BioMed Realty Trust Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

(23)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

(24)	Incorporated by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007.

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

Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	February 28, 2007

/s/ EDWARD A. DENNIS Edward A. Dennis	Director	February 28, 2007

/s/ GARY A. KREITZER Gary A. Kreitzer	Executive Vice President, General Counsel, Secretary and Director	February 28, 2007

/s/ MARK J. RIEDY Mark J. Riedy	Director	February 28, 2007

/s/ THEODORE D. ROTH Theodore D. Roth	Director	February 28, 2007

/s/ M. FAYE WILSON M. Faye Wilson	Director	February 28, 2007