Form 10-Q
period 2007-03-31
BioMed Realty Trust Inc
filed 2007-05-04
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
Commission File Number: 1-32261
BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17140 Bernardo Center Drive, Suite 222
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 3, 2007 was 65,453,439.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments in real estate, net	$2,536,428	$2,457,538
Investment in unconsolidated partnership	2,429	2,436
Cash and cash equivalents	18,711	25,664
Restricted cash	6,912	6,426
Accounts receivable, net of allowance for doubtful accounts of $1,461 and $1,240 as of March 31, 2007 and December 31, 2006, respectively	4,669	5,985
Accrued straight-line rents, net	24,348	20,446
Acquired above-market leases, net	6,899	7,551
Deferred leasing costs, net	127,409	129,322
Deferred loan costs, net	16,289	17,608
Prepaid expenses	3,842	3,627
Other assets	41,772	16,039

Total assets	$2,789,708	$2,692,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$401,680	$403,836
Secured construction loan	324,796	286,355
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	62,860	228,165
Security deposits	6,762	7,704
Dividends and distributions payable	25,503	19,847
Accounts payable, accrued expenses, and other liabilities	65,061	62,602
Acquired below-market leases, net	24,994	25,101

Total liabilities	1,336,656	1,458,610
Minority interests	19,179	19,319
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at March 31, 2007	222,413	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,454,789 and 65,425,598 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	654	654
Additional paid-in capital	1,273,362	1,272,243
Accumulated other comprehensive income	8,287	8,417
Dividends in excess of earnings	(70,843)	(66,601)

Total stockholders’ equity	1,433,873	1,214,713

Total liabilities and stockholders’ equity	$2,789,708	$2,692,642

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Rental	$48,069	$31,178
Tenant recoveries	16,619	12,609
Other income	4,780	6

Total revenues	69,468	43,793

Expenses:
Rental operations	13,209	9,543
Real estate taxes	5,968	4,242
Depreciation and amortization	17,391	13,361
General and administrative	5,343	4,347

Total expenses	41,911	31,493

Income from operations	27,557	12,300
Equity in net income of unconsolidated partnership	22	20
Interest income	231	160
Interest expense	(6,852)	(7,784)

Income before minority interests	20,958	4,696
Minority interests in consolidated partnerships	—	54
Minority interests in operating partnership	(715)	(276)

Net income	20,243	4,474
Preferred stock dividends	(4,194)	—

Net income available to common stockholders	$16,049	$4,474

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.25	$0.10

Weighted-average common shares outstanding:
Basic	65,289,950	46,369,605

Diluted	68,231,124	49,518,010

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31
	2007	2006
	(Unaudited)
Operating activities:
Net income	$20,243	$4,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,391	13,361
Minority interests in consolidated partnerships	—	(54)
Minority interests in operating partnership	715	276
Bad debt expense	167	73
Revenue reduction attributable to acquired above-market leases	652	592
Revenue recognized related to acquired below-market leases	(1,189)	(1,170)
Compensation expense related to restricted common stock and LTIP units	1,119	784
Amortization of deferred loan costs	393	339
Amortization of debt premium on mortgage notes payable	(206)	(605)
Income from unconsolidated partnership	(22)	(20)
Distributions received from unconsolidated partnership	29	27
Changes in operating assets and liabilities:
Restricted cash	(486)	(357)
Accounts receivable	1,149	4,175
Accrued straight-line rents	(3,902)	(1,741)
Deferred leasing costs	(3,851)	(29)
Prepaid expenses	(215)	(676)
Other assets	(1,342)	(137)
Security deposits	(942)	(22)
Accounts payable, accrued expenses and other liabilities	(6,585)	2,055

Net cash provided by operating activities	23,118	21,345

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(82,200)	(9,692)
Minority interest investment in consolidated partnerships	200	302
Receipts of master lease payments	232	300
Additions to non-real estate assets	(146)	(334)
Funds held in escrow for acquisitions	(22,000)	(959)

Net cash used in investing activities	(103,914)	(10,383)

Financing activities:
Proceeds from preferred stock offering	230,000	—
Payment of preferred stock offering costs	(7,587)	—
(Payment)/refund of deferred loan costs	(339)	9
Unsecured line of credit proceeds	56,950	13,700
Unsecured line of credit repayments	(222,255)	—
Principal payments on mortgage notes payable	(1,512)	(1,253)
Secured construction loan proceeds	38,441	—
Tenant improvement loan repayments	29	—
Distributions to minority interest in consolidated partnership	(37)	—
Distributions to operating partnership unit and LTIP unit holders	(874)	(773)
Dividends paid to common stockholders	(18,973)	(12,592)

Net cash provided by/(used in) financing activities	73,843	(909)

Net (decrease)/increase in cash and cash equivalents	(6,953)	10,053
Cash and cash equivalents at beginning of period	25,664	20,312

Cash and cash equivalents at end of period	$18,711	$30,365

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $12,260 and $236, respectively)	$9,853	$7,720
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	4,194	—
Accrual for common stock dividends declared	20,291	13,567
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,018	830
Accrued additions to real estate and related intangible assets	34,590	2,629
Accrued additions to pre-acquisition costs	2,504	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership (our “Operating Partnership”). The Company was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering. We operate as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     As of March 31, 2007, the Company owned or had interests in 57 properties, consisting of 93 buildings with approximately 7.9 million square feet of laboratory and office space. The Company’s operating portfolio included 6.6 million rentable square feet that was 94.8% leased to 106 tenants at March 31, 2007. The remaining 1.3 million square feet of space was available for redevelopment. In addition, the Company had properties under construction that will total approximately 1.2 million rentable square feet following completion and undeveloped land that it estimates can support up to 1.2 million rentable square feet of laboratory and office space.
2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in our annual report on Form 10-K for the year ended December 31, 2006.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a minority interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority shareholder. If the minority shareholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority shareholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.
Investments in Partnerships
     The Company evaluates its investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or

(3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
     If FIN 46 does not apply, the Company considers EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of limited liability companies and partnerships accounted for under the equity method may be required.
     Except for investments that are consolidated in accordance with FIN 46 or EITF 04-5, the Company accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Company’s consolidated statements of income.
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships may be impaired. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships was impaired as of March 31, 2007.
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Land	$266,010	$270,286
Ground lease	14,210	14,210
Land under development	97,273	85,362
Buildings and improvements	1,623,553	1,598,384
Construction in progress	554,888	497,971
Tenant improvements	52,143	51,904

	2,608,077	2,518,117
Accumulated depreciation	(71,649)	(60,579)

	$2,536,428	$2,457,538

     The purchase price of the acquisition completed in the first quarter of 2007 has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocation no later than twelve months from the date of acquisition (See Note 10).
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through March 31, 2007, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity is recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to approximately 17 years, as of March 31, 2007. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
     The balance at March 31, 2007 was comprised as follows (in thousands):

	Balance at
	March 31,	Accumulated
	2007	Amortization	Net
Acquired in-place leases	$164,872	$(52,723)	$112,149
Acquired management agreements	12,658	(5,067)	7,591
Deferred leasing and other direct costs	8,532	(863)	7,669

	$186,062	$(58,653)	$127,409

     The balance at December 31, 2006 was comprised as follows (in thousands):

	Balance at
	December 31,	Accumulated
	2006	Amortization	Net
Acquired in-place leases	$162,935	$(47,066)	$115,869
Acquired management agreements	12,601	(4,574)	8,027
Deferred leasing and other direct costs	6,122	(696)	5,426

	$181,658	$(52,336)	$129,322

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

     The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, the Company considers all of the above factors. However, no one factor is determinative in reaching a conclusion.
     All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and any fixed rate renewal periods. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
     The balance of acquired above-market leases, net was comprised as follows (in thousands):

	March 31,	December 31,
	2007	2006
Acquired above-market leases	$12,084	$12,084
Accumulated amortization	(5,185)	(4,533)

	$6,899	$7,551

     The balance of acquired below-market leases, net was comprised as follows (in thousands):

	March 31,	December 31,
	2007	2006
Acquired below-market leases	$34,577	$33,495
Accumulated amortization	(9,583)	(8,394)

	$24,994	$25,101

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
     Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. A gain on early termination of a lease of $4.8 million for the three months ended March 31, 2007 is included in other income in the 2007 consolidated statement of income and was due to the early termination of the Novartis AG lease at the Company’s 201 Elliott property. The related straight-line rent receivable and remaining other related intangible assets were fully amortized in 2006.
Incentive Awards
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the period ended March 31, 2007, the Company has only awarded restricted stock and LTIP unit grants under its incentive award plan (see Note 8), which are valued based on the market value of the underlying common stock, and has not granted any stock options.

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
     Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below-market rents value, are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on the Company’s properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from 40 years, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of the Company’s properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the limited partnership and long-term incentive plan (“LTIP”) units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.
     The following table shows the ownership interests in the Operating Partnership:

	March 31, 2007		December 31, 2006
	Partnership units	Percentage of	Partnership units	Percentage of
	and LTIP units	total	and LTIP units	total
BioMed Realty Trust	65,298,702	95.7%	65,151,884	95.8%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,726,172	4.0%	2,673,172	3.9%
Partnership units held by third parties	190,392	0.3%	190,392	0.3%

Total	68,215,266	100.0%	68,015,448	100.0%

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
4. Stockholders’ Equity
     On January 18, 2007, the Company completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share, resulting in net proceeds of approximately $222.4 million.

     During the three months ended March 31, 2007, the Company issued restricted stock awards to employees totaling 33,000 shares of common stock (excluding forfeitures of 3,809 shares during the same period), which are included in the total of common stock outstanding as of the period end (see Note 8). During the three months ended March 31, 2007, the Company also issued 269,500 LTIP unit awards to employees, which are included in the total of common stock outstanding as of the period end (see Note 8).
     Common Stock, Partnership Units and LTIP Units
     As of March 31, 2007, the Company had outstanding 65,454,789 shares of common stock and 2,863,564 and 420,166 limited partnership and LTIP units, respectively. A share of the Company’s common stock and the limited partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Note 8.
     7.375% Series A Cumulative Redeemable Preferred Stock
     As of March 31, 2007, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the NYSE, the American Stock Exchange or NASDAQ, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
     Dividends and Distributions

				Dividend and	Dividend and
				Distribution	Distribution Amount
Declaration Date	Share Class	Amount Per Share	Period Covered	Payable Date	(in thousands)
March 15, 2007	Common stock and operating partnership and LTIP units	$0.31000	January 1, 2007 to March 31, 2007	April 16, 2007	$21,309

March 15, 2007	Series A preferred stock	$0.45582	January 18, 2007 to April 16, 2007	April 16, 2007	4,194

Total 2007 dividends and distributions declared through March 31, 2007:
Common stock, operating partnership units, and LTIP units	21,309
Series A preferred stock	4,194

$25,503

Accumulated Other Comprehensive Income
     The following tables provide a reconciliation of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income available to common stockholders	16,049	4,474
Unrealized gain/(loss) on interest rate swap agreements	(130)	3,334

Comprehensive income	15,919	7,808

5. Mortgage Notes Payable
     A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated
	Fixed	Effective	Principal Balance
	Interest	Interest	March 31,	December 31,
	Rate	Rate	2007	2006	Maturity Date
Ardentech Court	7.25%	5.06%	$4,634	$4,658	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,633	15,730	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,593	11,625	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,151	2,164	May 5, 2008
Elliott Avenue	7.38%	4.63%	15,887	16,020	November 24, 2007
40 Erie Street	7.34%	4.90%	18,421	18,676	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	70,591	70,963	December 1, 2018
Lucent Drive	5.50%	5.50%	5,687	5,733	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,517	9,576	January 1, 2010
Nancy Ridge Drive	7.15%	5.38%	6,849	6,872	September 1, 2012
Road to the Cure	6.70%	5.78%	15,588	15,657	January 31, 2014
Science Center Drive	7.65%	5.04%	11,406	11,444	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	30,551	30,732	June 1, 2012
Towne Centre Drive	4.55%	4.55%	21,737	21,872	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,614	1,648	May 1, 2015

			388,859	390,370
Unamortized premiums			12,821	13,466

			$401,680	$403,836

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
6. Credit Facilities, Exchangeable Notes, and Other Debt Instruments
     On May 31, 2005, the Company entered into three credit facilities with KeyBank National Association (“KeyBank”) and other lenders under which the Company initially borrowed $485.0 million of a total of $600.0 million available under these facilities. The credit facilities include an unsecured revolving credit facility of $250.0 million, under which the Company initially borrowed $135.0 million, an unsecured term loan of $100.0 million and a secured term loan of $250.0 million. The Company borrowed the full amounts under the $100.0 million unsecured term loan and the $250.0 million secured term loan. The unsecured revolving credit facility had a maturity date of May 30, 2008, but was amended on June 28, 2006 to extend the maturity date and increase the amount of the credit facility as discussed below. The secured term loan was also amended on June 28, 2006 to revise certain restrictions and covenants consistent with the amendment and restatement of the unsecured revolving credit facility as discussed below. The $100.0 million unsecured term loan facility was fully repaid with the proceeds from the Company’s follow-on common stock offering in June 2005 and terminated on June 27, 2005.
     On June 28, 2006, the Company entered into an amended and restated unsecured revolving credit facility and a first amendment to its $250.0 million secured term loan facility with KeyBank and other lenders. The amendment and restatement of the unsecured revolving credit facility increased the Company’s available borrowings from $250.0 million to $500.0 million and extended the maturity date of the facility to June 27, 2009. The unsecured revolving credit facility bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured revolving credit facility to $700.0 million subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured revolving credit facility to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company deferred the incremental loan costs associated with the amended unsecured revolving credit facility of approximately $1.9 million, which will be amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. On November 3, 2006, the Company entered into a first amendment to the amended and restated unsecured revolving credit facility and a second amendment to the secured term loan facility. The amendments update the list of permitted investments for each agreement to include investments in the Company’s Center for Life Science | Boston property with no additional changes to the interest rates or maturity dates for each facility. The $250.0 million secured term loan, which is secured by the Company’s interests in 15 of its properties, continues to have a maturity date of May 30, 2010 and bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points and (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of these credit facilities, which has the effect of fixing the interest rate on the secured term loan at 6.4%. At March 31, 2007, the Company had outstanding borrowings of $62.9 million on its unsecured revolving credit facility and $250.0 million in outstanding borrowings on its secured term loan.
     The terms of the amended credit agreements for the unsecured revolving credit facility and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends, and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio, and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2007.
     On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. The Company used the net proceeds received from the issuance of the Notes to repay the outstanding balance on the Company’s unsecured revolving credit facility and for working capital purposes.
     On November 17, 2006, the Company obtained a $550.0 million floating rate, acquisition and construction loan from KeyBank, which is secured by the Company’s Center for Life Science | Boston property. The loan bears interest at a floating rate equal to, at the Company’s option, either (1) LIBOR plus 125 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The construction loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured revolving credit facility, to acquire the Center for Life Science | Boston property and to fund construction activities. On December 21, 2006, the Company entered into an amended and restated secured acquisition and construction loan, which modified the original loan by, among other things, (1) creating four tranches of notes, tranches A, B-1, B-2, and C, (2) syndicating the loan among certain other lenders, and (3) revising certain restrictions and covenants set forth in the loan. The amended loan bears interest at a blended rate equal to, at the Company’s option, either (a) LIBOR plus approximately 122.5 basis points or (b) the higher of (i) the prime rate then in effect or (ii) the federal funds rate then in effect plus 50 basis points. The amended loan continues to have a maturity date of November 16, 2009 and the Company may still, at its sole discretion, extend the maturity date for an additional year after satisfying certain conditions and payment of an extension fee. The amended loan includes certain revised restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The amended loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. At March 31, 2007, the Company had outstanding borrowings on the secured acquisition and construction loan of $324.8 million.
     As of March 31, 2007, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $12.8 million, secured term loan, secured construction loan, the Notes, and unsecured line of credit) were as follows (in thousands):

2007	$20,065
2008	24,455
2009	392,682
2010	297,445
2011	26,220
Thereafter	440,648

$1,201,515

7. Earnings Per Share
     Earnings per share (“EPS”) is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, vesting of unvested LTIP units and restricted stock that have been granted, and a stock warrant issued in connection with the Company’s initial public offering that was exercised in September 2006, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three months ended March 31, 2007 and 2006. Shares potentially issuable pursuant to the exchange settlement feature of the Notes (see Note 6) were antidilutive as of March 31, 2007 as the weighted-average common stock price did not exceed the initial exchange price of $37.79 per share and were therefore not included in the calculation of diluted weighted-average shares for the three months ended March 31, 2007. No shares were considered antidilutive for the three months ended March 31, 2006.
     The following table sets forth information related to the computations of basic and diluted EPS in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Net income attributable to common shares	$16,049	$4,474
Minority interests in operating partnership	715	276

Adjusted net income attributable to common shares	$16,764	$4,750

Weighted-average common shares outstanding:
Basic	65,289,950	46,369,605
Incremental shares from assumed conversion/exercise:
Stock warrant	—	121,234
Unvested restricted stock and LTIP units using the treasury method	26,182	163,607
Operating partnership and LTIP units	2,914,992	2,863,564

Diluted	68,231,124	49,518,010

Earnings per share — basic and diluted	$0.25	$0.10

     On September 22, 2006, the lead underwriter of the Company’s initial public offering exercised its warrant to purchase 270,000 common shares at $15.00 per share, resulting in net proceeds of $4.1 million, which was recorded as common stock, par value and additional paid in capital.
8. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for the grant to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of March 31, 2007, 1,496,295 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to four years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Through March 31, 2007, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
     In December 2006, the Company amended the Plan and the limited partnership agreement of its Operating Partnership to allow for the issuance of LTIP units to directors, officers and other employees. LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in their capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions although they receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three or four years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unitholder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.
     In connection with the amendment to the Plan noted above, the Company granted to certain officers the right to cancel previously issued unvested restricted stock grants and to receive in return an equal number of LTIP units, which would retain the same vesting schedule. As a result, 144,500 LTIP units were granted in December 2006 pursuant to the cancellation of the corresponding unvested restricted stock awards.
     During the three months ended March 31, 2007 and 2006, the Company granted 302,500 shares of unvested restricted stock and LTIP units with an aggregate value of $9.0 million, and 147,200 shares of unvested restricted stock with an aggregate value of $4.0 million under the Plan, respectively. For the three months ended March 31, 2007 and 2006, a total of 199,818 and 153,194 shares of restricted stock and LTIP units vested, with fair-values of $5.7 million and $3.7 million, respectively. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. For the three months ended March 31, 2007 and 2006, $1.1 million and $784,000, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of March 31, 2007, total compensation expense related to unvested awards of $13.7 million will be recognized in the future over a weighted-average period of 3.1 years.
     A summary of the Company’s unvested restricted stock and LTIP units as of March 31, 2007 and 2006 is presented below:

	Unvested	Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2007	424,380	$23.79
Granted	302,500	29.83
Forfeited	(3,809)	28.16
Vested	(199,818)	19.96

Balance at March 31, 2007	523,253	28.71

	Unvested	Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Balance at March 31, 2006	338,498	22.32

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
     Beginning in the quarter ended June 30, 2006, the Company changed its methods of internal reporting to the CODM due to an organizational restructuring. The CODM now reviews operational data for the one operating segment that qualifies for aggregation reporting under the provisions of SFAS 131 when making decisions regarding resource allocation, capital transactions and the measurement of operating performance. The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by cap rate at acquisition), (2) they are occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard office properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, financial information by geographic operating segment, as previously provided and reported in the Company’s quarterly and annual filings, is no longer required under SFAS 131. Upon such a change in the internal reporting structure of an entity, SFAS 131 requires that the corresponding segment information provided in prior periods be changed to reflect the new reporting segments. Accordingly, segment information for prior periods is no longer required.
10. Property Acquisitions
     The Company acquired the following property during the three months ended March 31, 2007. The purchase price of the acquisition completed in the first quarter of 2007 has been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocation no later than twelve months from the date of acquisition. The table below reflects the purchase price allocation for the acquisition as of March 31, 2007 (in thousands):

			Acquired Above	Deferred Leasing Costs		Acquired Below	Mortgage	Mortgage	Total
	Acquisition	Investments	Market	In place	Management	Market	Note	Note	Cash
Property	Date	in Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration
Torreyana Road	3/22/2007	$32,127	$—	$1,937	$57	$(1,082)	$—	$—	$33,039

Intangible amortization life (in months)		—	—	18	18	18	—	—	—
     Funds held in escrow for pending acquisitions in the amount of $22.0 million at March 31, 2007 is included in other assets on the accompanying consolidated balance sheets.
11. Derivatives and Other Financial Instruments
     The Company records all derivatives on the balance sheet at fair-value. The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
     For derivatives designated as fair-value hedges, changes in the fair-value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair-value or cash flows of the derivative hedging instrument with the changes in fair-value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair-value are recognized in earnings.
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006 and the three months ended March 31, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. The Company formally documented the hedging relationships and accounts for its interest rate swap agreements as cash flow hedges.
     As of March 31, 2007, no derivatives were designated as fair-value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.

     As of March 31, 2007, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million. These four swaps have the effect of obligating the Company to pay a weighted-average fixed rate of 5.2% and receive the difference between the fixed rate and the three-month LIBOR rate (if the fixed rate is lower than the three-month LIBOR rate) and will become effective December 30, 2008 and expire on December 30, 2018. No initial net investment was made to enter into these agreements. As of March 31, 2007, the Company also had an interest rate swap hedging existing floating rate debt with a notional amount of $250.0 million, whereby the Company pays a fixed rate of 6.4% and receives the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. This agreement expires on June 1, 2010, and no initial investment was made to enter into this agreement. At March 31, 2007, the Company’s interest rate swap agreements had a total fair-value of $8.3 million, which is included in other assets on the accompanying consolidated balance sheets. The change in net unrealized losses of $130,000 for the three months ended March 31, 2007 for derivatives designated as cash flow hedges is separately disclosed in the accompanying consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. At December 31, 2006, the Company’s interest rate swap agreements had a total fair-value of $8.4 million, which is included in other assets on the accompanying consolidated balance sheets. The change in net unrealized gains of $3.3 million for the three months ended March 31, 2006 for derivatives designated as cash flow hedges is separately disclosed in the accompanying consolidated balance sheets in stockholders’ equity as accumulated other comprehensive income. For the three months ended March 31, 2007 and 2006, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in other income/expense.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges reflects a reclassification of $728,000 and $230,000 of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense for the three months ended March 31, 2007 and 2006, respectively.
     The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair-value of the put and call options was $397,000 and $384,000 at March 31, 2007 and December 31, 2006, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net changes in fair-value of the put and call options of $13,000 and $9,000 for the three months ended March 31, 2007 and 2006, respectively, which is recorded as a charge to income on the consolidated statements of income.
     The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property. The Company has a call option to purchase the other member’s interest, subject to certain conditions. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair-value of the project at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of March 31, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.
     The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at the time of exercise. At March 31, 2007, the net fair-value of the put option was approximately equal to the other member’s equity investment. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.
     The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the Company’s membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell

Option price will be based on the fair-value of the assets at the time of exercise. In addition, if the other member exercises the Buy-Sell Option, the Company believes that it has adequate resources to settle the option.
12. New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 for the fiscal year beginning January 1, 2007 did not have a significant impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements (“SFAS 157”). SFAS 157 defines fair-value, establishes a framework for measuring fair-value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair-value measurements, but does not require new fair-value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements when it is adopted in the fiscal year beginning January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair-Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair-value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The statement also permits application to eligible items existing at the effective date or early adoption date. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements.
13. Subsequent Events
     On April 4, 2007, the Company completed the formation of two joint ventures with Prudential Real Estate Investors (“PREI”) and an acquisition, through the newly formed joint ventures, of a portfolio of assets from affiliates of the Lyme Timber Company. The purchase price of approximately $507.0 million, excluding closing costs, was financed primarily through an initial borrowing of $427.0 million on a $550.0 million secured acquisition and interim loan facility from KeyBank obtained by the joint venture. The remainder of the purchase price was funded 80% by PRISA II, an affiliate of PREI, and 20% by the Company (comprised of a cash investment by the Company of approximately $16.0 million, excluding closing costs). The portfolio includes the Rogers Street project, which consists of a recently completed laboratory/office building totaling 185,000 square feet and a laboratory/office building totaling 420,000 square feet currently under construction at 320 Bent Street and 301 Binney Street, respectively, a fully leased 37-unit apartment complex and the Binney Street garage, all located in Cambridge, Massachusetts. The portfolio also includes the Kendall Square project that consists of developable land at 650 East Kendall Street, which the Company believes could support up to 266,000 rentable square feet of laboratory and office space, additional pad sites for future development and an approximately 1,400-space underground parking garage that supports the Kendall Square project. Additionally, the portfolio includes a development parcel in Houston, Texas as well as one of the existing buildings, and adjoining land parcels to provide parking for the building, at Science Park at Yale in New Haven, Connecticut.

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
     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2006. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
     We operate as a REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
     As of March 31, 2007, we owned or had interests in 57 properties, consisting of 93 buildings with approximately 7.9 million rentable square feet of laboratory and office space. Our operating portfolio included 6.6 million rentable square feet that was 94.8% leased to 106 tenants at March 31, 2007. The remaining 1.3 million square feet of space was available for redevelopment. In addition, we had properties under construction that will total approximately 1.2 million rentable square feet following completion and undeveloped land that we estimate can support up to 1.2 million rentable square feet of laboratory and office space.
     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.
Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Approximately 5.6% of our leased square footage expires during the remainder of 2007 and approximately 12.8% of our leased square footage expires during 2008. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which will expire in 2008.
     The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities.
Critical Accounting Policies
     A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2006.
New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 for the fiscal year beginning January 1, 2007 did not have a significant impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements (“SFAS 157”). SFAS 157 defines fair-value, establishes a framework for measuring fair-value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair-value measurements, but does not require new fair-value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of this statement and have not yet determined its effect on our consolidated financial statements when it is adopted in the fiscal year beginning January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair-Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair-value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, but early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157. The statement also permits application to eligible items existing at the effective date or early adoption date. We are currently evaluating the requirements of this statement and have not yet determined its effect on our consolidated financial statements.
Results of Operations
Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
     Rental Revenues. Rental revenues increased $16.9 million to $48.1 million for the three months ended March 31, 2007 compared to $31.2 million for the three months ended March 31, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property rental revenues increased $83,000, or 0.3%, for the three months ended March 31, 2007 compared to the same period in 2006.
     Tenant Recoveries. Revenues from tenant reimbursements increased $4.0 million to $16.6 million for the three months ended March 31, 2007 compared to $12.6 million for the three months ended March 31, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property tenant recoveries increased $944,000, or 7.5%, for the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of increases in recoverable utility and property tax expense.
     Other Income. Other income was $4.8 million for the three months ended March 31, 2007 compared to $6,000 for the three months ended March 31, 2006. The amount for the three months ended March 31, 2007 is comprised of a gain on early termination of the Novartis AG lease at our 201 Elliott property of $4.8 million.

     Rental Operations Expense. Rental operations expenses increased $3.7 million to $13.2 million for the three months ended March 31, 2007 compared to $9.5 million for the three months ended March 31, 2006. The increase was primarily due to the inclusion of rental property operations expenses for acquired properties during 2006 and 2007 and the hiring of new property management personnel related to properties acquired in 2006, as well as an increase in same property rental operations expense of $1.5 million, or 15.3%, for the three months ended March 31, 2007 compared to the same period in 2006 due to higher utility expenses.
     Real Estate Tax Expense. Real estate tax expense increased $1.8 million to $6.0 million for the three months ended March 31, 2007 compared to $4.2 million for the three months ended March 31, 2006. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2006 and 2007, as well as the increase in same property real estate tax expense of $143,000, or 3.4%, for the three months ended March 31, 2007 compared to the same period in 2006.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.0 million to $17.4 million for the three months ended March 31, 2007 compared to $13.4 million for the three months ended March 31, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2006 and 2007.
     General and Administrative Expenses. General and administrative expenses increased $1.0 million to $5.3 million for the three months ended March 31, 2007 compared to $4.3 million for the three months ended March 31, 2006. The increase was primarily due to the hiring of new personnel related to properties acquired in 2006 and 2007, an increase in stock compensation costs, and the write-off of due diligence and other acquisition costs for properties not acquired.
     Interest Income. Interest income increased $71,000 to $231,000 for the three months ended March 31, 2007 compared to $160,000 for the three months ended March 31, 2006. This increase was primarily due to an increase in interest earned on invested funds for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.
     Interest Expense. Interest expense decreased $900,000 to $6.9 million for the three months ended March 31, 2007 compared to $7.8 million for the three months ended March 31, 2006. The decrease was due primarily to interest incurred of $19.2 million for the three months ended March 31, 2007, which was offset by capitalized interest of $12.3 million compared to interest incurred of $8.0 million for the three months ended March 31, 2006, which was offset by capitalized interest of $236,000. Capitalized interest for the three months ended March 31, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively.
     Minority Interest in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $54,000 for the three months ended March 31, 2007 compared to $54,000 for the three months ended March 31, 2006. The decrease was a result of an increase in the net income of the Ardenwood Venture limited liability company, offset by the net loss of the King of Prussia limited partnership.
     Minority Interests in Operating Partnership. Minority interests in operating partnerships increased $439,000 to ($715,000) for the three months ended March 31, 2007 compared to ($276,000) for the three months ended March 31, 2006. The increase in minority interest was related to an increase in income before minority interests allocable to minority interests for the operating partnership.

Cash Flows
Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

	Three Months Ended March 31,
	2007	2006	Change
	(In thousands)
Net cash provided by operating activities	$23,118	$21,345	$1,773
Net cash used in investing activities	(103,914)	(10,383)	(93,531)
Net cash provided by/(used in) financing activities	73,843	(909)	74,752
Ending cash and cash equivalents balance	18,711	30,365	(11,654)
     Cash and cash equivalents were $18.7 million and $30.4 million, respectively, at March 31, 2007 and March 31, 2006.
     Net cash provided by operating activities increased $1.8 million to $23.1 million for the three months ended March 31, 2007 compared to $21.3 million for the three months ended March 31, 2006. The increase was primarily due to the increases in operating income before depreciation and amortization and changes in operating assets and liabilities.
     Net cash used in investing activities increased $93.5 million to $103.9 million for the three months ended March 31, 2007 compared to $10.4 million for the three months ended March 31, 2006. The increase was primarily due to an increase of cash paid and held in escrow for acquisitions and cash paid for purchases of real estate and related intangible assets.
     Net cash provided by financing activities increased $74.8 million to $73.8 million for the three months ended March 31, 2007 compared to net cash used of $909,000 for the three months ended March 31, 2006. The increase was primarily due to proceeds from the preferred stock offering, unsecured line of credit borrowings, and secured construction loan proceeds, offset by repayments of the line of credit and an increase in dividends paid.
Funds from Operations
     We present funds from operations, or FFO, because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides an operating performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
     The following table provides the calculation of our FFO and reconciliation to net income (in thousands, except per share amounts):

	For the Three Months
	Ended March 31,
	2007	2006
Net income available to common stockholders	$16,049	$4,474
Adjustments
Minority interests in operating partnership	715	276
Depreciation and amortization — real estate assets	17,411	13,381

Funds from operations	$34,175	$18,131

Funds from operations per share — diluted	$0.50	$0.37

Weighted-average common shares outstanding — diluted	68,231,124	49,518,010

Liquidity and Capital Resources
     Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders and operating expenses and other expenditures directly associated with our properties, including:
•	interest expense and scheduled principal payments on outstanding indebtedness,

•	general and administrative expenses, and

•	capital expenditures, tenant improvements and leasing commissions.
     We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenue, provided by our leases, generally provides cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.
     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured revolving credit facility to finance acquisition and development activities and capital expenditures on an interim basis.
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
     On January 18, 2007, we completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share. The net proceeds of approximately $222.4 million were primarily used to repay outstanding borrowings on our unsecured revolving credit facility.
     Our total market capitalization at March 31, 2007 was approximately $3.3 billion based on the market closing price of our common stock at March 31, 2007 of $26.30 per share (assuming the conversion of 2,863,564 operating partnership units and 420,166 LTIP units into common stock), the liquidation preference on our Series A preferred stock was $25.00 per share (9,200,000 shares outstanding), and our debt outstanding was approximately $1.2 billion (exclusive of accounts payable and accrued expenses). As a result, our debt to total market capitalization ratio was approximately 37.3% at March 31, 2007. Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
     At March 31, 2007, we had $324.8 million in outstanding borrowings on our secured construction loan, $250.0 million in outstanding borrowings on our secured term loan, $175.0 million in outstanding principal amount of our exchangeable senior notes, and $62.9 million in outstanding borrowings on our $500.0 million unsecured revolving credit facility.

Off Balance Sheet Arrangements
     As of March 31, 2007, we had an investment in an unconsolidated partnership, McKellar Court, L.P., which owns a single tenant occupied property located in San Diego. McKellar Court is a variable interest entity as defined in FIN 46; however, we are not the primary beneficiary. The limited partner is also the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. At March 31, 2007, our share of the debt related to this investment was equal to approximately $2.2 million. The debt has a maturity date of January 1, 2010 and bears interest at 8.56%. The assets and liabilities of McKellar Court were $16.7 million and $10.9 million, respectively, at March 31, 2007 and December 31, 2006. Our equity in net income of McKellar Court was $22,000 and $20,000 for the three months ended March 31, 2007 and 2006, respectively.
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
     From our initial public offering through March 31, 2007, we have declared aggregate dividends on our common stock and distributions on our operating partnership units of $2.9697 per common share and unit, representing one quarterly dividend of $0.31 in the first quarter of 2007, four quarterly dividends of $0.29 in 2006, five full quarterly dividends of $0.27 in 2005 and the fourth quarter of 2004 and a partial third quarter 2004 dividend of $0.1497 per common share and unit. We have also declared an aggregate dividend on our Series A preferred stock of $0.45582 per share, representing one quarterly dividend for the period from January 18, 2007 to April 16, 2007.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our future income, cash flows and fair-values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which we believe we are exposed is interest rate risk. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk.
     As of March 31, 2007, our consolidated debt consisted of 16 fixed-rate notes with a carrying value of $401.7 million (including $12.8 million of unamortized premium) and a weighted-average effective interest rate of 5.4%, our secured term loan with an outstanding balance of $250.0 million at an effective interest rate of 6.4%, our exchangeable notes with an outstanding balance of $175.0 million at an interest rate of 4.5%, our secured construction loan with an outstanding balance of $324.8 million at a weighted-

average interest rate of 6.6%, and our revolving credit facility with an outstanding balance of $62.9 million at a weighted-average interest rate of 6.7%. We have entered into an interest rate swap agreement and four forward starting swaps, which have the effect of fixing the interest rate on the secured term loan at 6.4% and the interest rate on $450.0 million of forecasted debt issuance at 5.2%. To determine fair-value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At March 31, 2007, the fair-value of the fixed-rate debt was estimated to be $541.0 million compared to the net carrying value of $576.7 million (including $12.8 million of premium). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of March 31, 2007 in relation to total assets of $2.8 billion and equity market capitalization of $1.8 billion of our common stock and operating units. At March 31, 2007, the fair-value of the debt of our investment in unconsolidated partnership approximated the carrying value.
     Based on our revolving credit facility and secured construction loan balances at March 31, 2007, a 1% change in interest rates would change our interest costs by approximately $3.9 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2006. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Second Amendment to Real Estate Purchase and Sale Agreement, dated as of April 3, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 4, 2007