Form 10-Q
period 2007-06-30
BioMed Realty Trust Inc
filed 2007-08-08
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of August 7, 2007 was 65,462,839.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments in real estate, net	$2,618,590	$2,457,538
Investment in unconsolidated partnerships	20,425	2,436
Cash and cash equivalents	20,382	25,664
Restricted cash	9,203	6,426
Accounts receivable, net of allowance for doubtful accounts of $1,671 and $1,240 as of June 30, 2007 and December 31, 2006, respectively	3,952	5,985
Accrued straight-line rents, net	27,842	20,446
Acquired above-market leases, net	6,933	7,551
Deferred leasing costs, net	121,308	129,322
Deferred loan costs, net	15,132	17,608
Prepaid expenses	1,633	3,627
Other assets	49,581	16,039

Total assets	$2,894,981	$2,692,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$399,522	$403,836
Secured construction loan	356,071	286,355
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	132,150	228,165
Security deposits	6,883	7,704
Dividends and distributions payable	25,509	19,847
Accounts payable, accrued expenses, and other liabilities	58,588	62,602
Acquired below-market leases, net	24,910	25,101

Total liabilities	1,428,633	1,458,610
Minority interests	18,873	19,319
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at June 30, 2007	222,413	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,462,839 and 65,425,598 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	655	654
Additional paid-in capital	1,274,820	1,272,243
Accumulated other comprehensive income	26,551	8,417
Dividends in excess of earnings	(76,964)	(66,601)

Total stockholders’ equity	1,447,475	1,214,713

Total liabilities and stockholders’ equity	$2,894,981	$2,692,642

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Rental	$49,460	$35,995	$96,969	$66,611
Tenant recoveries	15,670	12,731	32,180	25,238
Other income	3,299	64	8,078	70

Total revenues	68,429	48,790	137,227	91,919

Expenses:
Rental operations	12,880	9,547	25,995	19,000
Real estate taxes	5,543	4,536	11,459	8,727
Depreciation and amortization	19,637	14,577	36,891	27,802
General and administrative	5,364	4,206	10,707	8,553

Total expenses	43,424	32,866	85,052	64,082

Income from operations	25,005	15,924	52,175	27,837
Equity in net (loss)/income of unconsolidated partnerships	(454)	22	(432)	42
Interest income	339	435	570	595
Interest expense	(7,117)	(9,253)	(13,969)	(17,037)

Income from continuing operations before minority interests	17,773	7,128	38,344	11,437
Minority interests in continuing operations of consolidated partnerships	(113)	46	(113)	100
Minority interests in continuing operations of operating partnership	(577)	(381)	(1,276)	(635)

Income from continuing operations	17,083	6,793	36,955	10,902
Income from discontinued operations before gain on sale of assets and minority interests	252	386	639	773
Gain on sale of real estate assets	1,088	—	1,088	—
Minority interests attributable to discontinued operations	(57)	(21)	(74)	(43)

Income from discontinued operations	1,283	365	1,653	730

Net income	18,366	7,158	38,608	11,632
Preferred stock dividends	(4,194)	—	(8,387)	—

Net income available to common stockholders	$14,172	$7,158	$30,221	$11,632

Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$0.13	$0.44	$0.22

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.22	$0.14	$0.46	$0.24

Weighted-average common shares outstanding:
Basic	65,298,747	51,394,117	65,294,411	48,895,318

Diluted	68,269,656	54,534,393	68,258,562	52,062,831

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Operating activities:
Net income	$38,608	$11,632
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(1,088)	—
Depreciation and amortization, including amounts for discontinued operations	37,118	28,075
Minority interests in consolidated partnerships	113	(100)
Minority interests in operating partnership and discontinued operations	1,350	678
Bad debt expense	309	53
Revenue reduction attributable to acquired above-market leases	1,262	1,220
Revenue recognized related to acquired below-market leases	(2,882)	(2,371)
Compensation expense related to restricted common stock and LTIP units	2,578	1,811
Amortization of deferred loan costs	1,293	719
Amortization of debt premium on mortgage notes payable	(437)	(1,220)
Loss/(income) from unconsolidated partnerships	432	(42)
Distributions received from unconsolidated partnerships	29	71
Distributions to minority interest in consolidated partnerships	(73)	—
Changes in operating assets and liabilities:
Restricted cash	(2,777)	238
Accounts receivable	1,724	6,916
Accrued straight-line rents	(7,396)	(4,124)
Deferred leasing costs	(4,441)	(1,197)
Prepaid expenses	1,994	(198)
Other assets	(2,817)	118
Security deposits	(821)	61
Accounts payable, accrued expenses and other liabilities	(13,006)	2,407

Net cash provided by operating activities	51,072	44,747

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(192,832)	(478,515)
Purchases of interests in unconsolidated partnerships	(18,450)	—
Proceeds from sale of real estate assets, net of selling costs	19,690	—
Minority interest investment in consolidated partnerships	205	316
Receipts of master lease payments	464	454
Security deposits received from prior owners of rental property	—	298
Additions to non-real estate assets	(472)	(711)
Funds held in escrow for acquisitions	(12,249)	(11,810)

Net cash used in investing activities	(203,644)	(489,968)

Financing activities:
Proceeds from common stock offering	—	298,999
Proceeds from preferred stock offering	230,000	—
Payment of common stock offering costs	—	(12,397)
Payment of preferred stock offering costs	(7,587)	—
Payment of deferred loan costs	(515)	(2,026)
Unsecured line of credit proceeds	147,440	82,030
Unsecured line of credit repayments	(243,455)	(38,230)
Secured bridge loan proceeds	—	150,000
Principal payments on mortgage notes payable	(3,020)	(2,612)
Secured construction loan proceeds	69,716	—
Tenant improvement loan repayments	60	—
Distributions to operating partnership unit and LTIP unit holders	(1,892)	(1,603)
Dividends paid to common stockholders	(39,264)	(26,159)
Dividends paid to preferred stockholders	(4,193)	—

Net cash provided by financing activities	147,290	448,002

Net (decrease)/increase in cash and cash equivalents	(5,282)	2,781
Cash and cash equivalents at beginning of period	25,664	20,312

Cash and cash equivalents at end of period	$20,382	$23,093

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $25,739 and $571, respectively)	$13,875	$16,585
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,194	$—
Accrual for common stock dividends declared	20,292	16,596
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,023	830
Mortgage loans assumed (includes premium of $236)	—	2,001
Accrued additions to real estate and related intangible assets	36,995	2,648
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
Investments in Partnerships
     The Company evaluates its investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46R applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.
     If FIN 46R does not apply, the Company considers Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of limited liability companies and partnerships is required.
     Except for investments that are consolidated in accordance with FIN 46R or EITF 04-5, the Company accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Company’s consolidated statements of income.
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships was impaired as of June 30, 2007.
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Land	$276,965	$270,286
Ground lease	14,210	14,210
Land under development	100,392	85,362
Buildings and improvements	1,645,538	1,598,384
Construction in progress	605,359	497,971
Tenant improvements	58,480	51,904

	2,700,944	2,518,117
Accumulated depreciation	(82,354)	(60,579)

	$2,618,590	$2,457,538

     The purchase prices of the acquisitions completed in the first six months of 2007 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocation no later than twelve months from the date of acquisition (See Note 10).
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through June 30, 2007, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to approximately 16 years, as of June 30, 2007. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

     The balance at June 30, 2007 was comprised as follows (in thousands):

	Balance at
	June 30,	Accumulated
	2007	Amortization	Net
Acquired in-place leases	$166,155	$(60,211)	$105,944
Acquired management agreements	12,803	(5,619)	7,184
Deferred leasing and other direct costs	9,235	(1,055)	8,180

	$188,193	$(66,885)	$121,308

     The balance at December 31, 2006 was comprised as follows (in thousands):

	Balance at
	December 31,	Accumulated
	2006	Amortization	Net
Acquired in-place leases	$162,935	$(47,066)	$115,869
Acquired management agreements	12,601	(4,574)	8,027
Deferred leasing and other direct costs	6,122	(696)	5,426

	$181,658	$(52,336)	$129,322

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
     The balance of acquired above-market leases, net was comprised as follows (in thousands):

	June 30,	December 31,
	2007	2006
Acquired above-market leases	$12,728	$12,084
Accumulated amortization	(5,795)	(4,533)

	$6,933	$7,551

     The balance of acquired below-market leases, net was comprised as follows (in thousands):

	June 30,	December 31,
	2007	2006
Acquired below-market leases	$36,186	$33,495
Accumulated amortization	(11,276)	(8,394)

	$24,910	$25,101

     Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenue is recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
     Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. A gain on early termination of leases of $2.9 million and $7.7 million for the three and six months ended June 30, 2007, respectively, is included in other income in the 2007 consolidated statements of income. A portion of the related straight-line rent receivables and remaining other related intangible assets corresponding to the lease terminations was fully amortized in 2006 and approximately $1.6 million was fully amortized for the three and six months ended June 30, 2007.
Incentive Awards
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the six months ended June 30, 2007, the Company only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 8), which are valued based on the market value of the underlying common stock, and did not grant any stock options.

Derivative Instruments
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
     For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006 and the six months ended June 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt (see Notes 6 and 13). The Company formally documented the hedging relationships and accounts for all of its interest rate swap agreements as cash flow hedges.
     The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as cash flow hedges.
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
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the limited partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received Units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.

     The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2007		December 31, 2006
	Partnership units	Percentage of	Partnership units	Percentage of
	and LTIP units	total	and LTIP units	total
BioMed Realty Trust	65,308,702	95.7%	65,151,884	95.8%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,726,172	4.0%	2,673,172	3.9%
Partnership units held by third parties	190,392	0.3%	190,392	0.3%

Total	68,225,266	100.0%	68,015,448	100.0%

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
4. Stockholders’ Equity
     During the six months ended June 30, 2007, the Company issued restricted stock awards to employees totaling 45,500 shares of common stock (excluding forfeitures of 8,259 shares during the same period), which are included in the total of common stock outstanding as of the period end (see Note 8). During the six months ended June 30, 2007, the Company also issued 282,000 LTIP units to employees, which are included in the total of common stock outstanding as of the period end (see Note 8).
     In June 2007 the Company adopted a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both.
Common Stock, Partnership Units and LTIP Units
     As of June 30, 2007, the Company had outstanding 65,462,839 shares of common stock and 2,863,564 and 432,666 limited partnership and LTIP units, respectively. A share of the Company’s common stock and the limited partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Note 8.
7.375% Series A Cumulative Redeemable Preferred Stock
     As of June 30, 2007, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

     Dividends and Distributions

				Dividend and	Dividend and
				Distribution	Distribution Amount
Declaration Date	Share Class	Amount Per Share	Period Covered	Payable Date	(in thousands)
March 15, 2007	Common stock and operating partnership and LTIP units	$0.31000	January 1, 2007 to March 31, 2007	April 16, 2007	$21,309
March 15, 2007	Series A preferred stock	$0.45582	January 18, 2007 to April 16, 2007	April 16, 2007	$4,193
June 15, 2007	Common stock and operating partnership and LTIP units	$0.31000	April 1, 2007 to June 30, 2007	July 16, 2007	$21,315
June 15, 2007	Series A preferred stock	$0.45582	April 17, 2007 to July 15, 2007	July 16, 2007	$4,194

Total 2007 dividends and distributions declared through June 30, 2007:
Common stock, operating partnership units, and LTIP units	$42,624
Series A preferred stock	8,387

$51,011

Accumulated Other Comprehensive Income
     The following tables provide a reconciliation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$14,172	$7,158	$30,221	$11,632
Unrealized gain on interest rate swap agreements	18,265	2,390	18,134	5,724

Comprehensive income	$32,437	$9,548	$48,355	$17,356

5. Mortgage Notes Payable
     A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	June 30,	December 31,
	Rate	Rate	2007	2006	Maturity Date
Ardentech Court	7.25%	5.06%	$4,612	$4,658	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,535	15,730	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,566	11,625	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,134	2,164	May 5, 2008
Elliott Avenue	7.38%	4.63%	15,752	16,020	November 24, 2007
40 Erie Street	7.34%	4.90%	18,160	18,676	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	70,212	70,963	December 1, 2018
Lucent Drive	5.50%	5.50%	5,639	5,733	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,457	9,576	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,829	6,872	September 1, 2012
Road to the Cure	6.70%	5.78%	15,535	15,657	January 31, 2014
Science Center Drive	7.65%	5.04%	11,372	11,444	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	30,366	30,732	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,601	21,872	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,580	1,648	May 1, 2015

			387,350	390,370
Unamortized premiums			12,172	13,466

			$399,522	$403,836

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.

6. Credit Facilities, Exchangeable Notes, and Other Debt Instruments
Unsecured Line of Credit
     The Company’s $500.0 million unsecured revolving line of credit with KeyBank National Association (“KeyBank”) and other lenders has a maturity date of June 27, 2009. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 110 to 160 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured line of credit to $700.0 million subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to June 27, 2010 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At June 30, 2007, the Company had $132.2 million in outstanding borrowings on its unsecured line of credit.
Secured Term Loan
     The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in 15 of its properties, has a maturity date of May 30, 2010. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 225 basis points or (2) the higher of (a) the prime rate then in effect plus 50 basis points or (b) the federal funds rate then in effect plus 100 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate at 6.4%. At June 30, 2007, the Company had $250.0 million in outstanding borrowings on its secured term loan.
     The terms of the credit agreements for the unsecured revolving line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, interest coverage, the maximum amount of secured, variable-rate and recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2007.
Exchangeable Senior Notes
     On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the cash dividend to $0.31 per share of common stock in the first quarter of 2007 did not result in a material change to the exchange rate. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At June 30, 2007, the Company had an aggregate principal amount of $175.0 million outstanding under the Notes.

Secured Construction Loan
     The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured revolving line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of June 30, 2007. At June 30, 2007, the Company had outstanding borrowings on the secured construction loan of $356.1 million.
     As of June 30, 2007, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $12.2 million, unsecured line of credit, secured term loan, the Notes, and the secured construction loan) were as follows (in thousands):

2007	$18,556
2008	24,455
2009	493,247
2010	297,445
2011	26,220
Thereafter	440,648

$1,300,571

7. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, vesting of unvested LTIP units and restricted stock that have been granted, and a stock warrant issued in connection with the Company’s initial public offering that was exercised in September 2006, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three and six months ended June 30, 2007 and 2006. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (see Note 6) as the weighted-average common stock price of $27.59 and $28.04 for three and six months ended June 30, 2007, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No shares were considered antidilutive for the three and six months ended June 30, 2007 and 2006.
     The following table sets forth information related to the computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Adjusted net income available for common stockholders:
Income from continuing operations	$17,083	$6,793	$36,955	$10,902
Preferred dividends	(4,194)	—	(8,387)	—

Income from continuing operations available for common stockholders	12,889	6,793	28,568	10,902
Income from discontinued operations	1,283	365	1,653	730

Net income available to common stockholders	14,172	7,158	30,221	11,632
Minority interests in continuing operations of operating partnership	577	381	1,276	635
Minority interests attributable to discontinued operations	57	21	74	43

Net income available to common stockholders before minority interests	$14,806	$7,560	$31,571	$12,310

Weighted-average common shares outstanding:
Basic	65,298,747	51,394,117	65,294,411	48,895,318
Incremental shares from assumed conversion/exercise:
Stock warrant	—	125,993	—	123,671
Unvested restricted stock and LTIP units using the treasury method	54,345	150,719	48,076	180,278
Operating partnership and LTIP units	2,916,564	2,863,564	2,916,075	2,863,564

Diluted	68,269,656	54,534,393	68,258,562	52,062,831

Basic and diluted earnings per share:
Income from continuing operations available for common stockholders	$0.20	$0.13	$0.44	$0.22
Discontinued operations	0.02	0.01	0.02	0.02

Net income available to common stockholders	$0.22	$0.14	$0.46	$0.24

8. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of June 30, 2007, 1,475,745 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to four years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through June 30, 2007, the Company only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
     In December 2006, the Company amended the Plan and the limited partnership agreement of its Operating Partnership to allow for the issuance of LTIP units to directors, officers and other employees. LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions although they receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three or four years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unitholder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.
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
     During the three months ended June 30, 2007 and 2006, the Company granted 25,000 shares of unvested restricted stock and LTIP units with an aggregate value of $687,000, and 11,000 shares of unvested restricted stock with an aggregate value of $314,000 under the Plan, respectively. For both the three months ended June 30, 2007 and 2006, 10,000 shares of restricted stock and LTIP units vested, with fair-values of $273,000 and $283,000, respectively. During the six months ended June 30, 2007 and 2006, the Company granted 327,500 shares of unvested restricted stock and LTIP units with an aggregate value of $9.7 million, and 158,200 shares of unvested restricted stock with an aggregate value of $4.3 million under the Plan, respectively. For the six months ended June 30, 2007 and 2006, a total of 209,818 and 163,194 shares of restricted stock and LTIP units vested, with fair-values of $6.0 million and $4.0 million, respectively. For the three months ended June 30, 2007 and 2006, $1.5 million and $1.0 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. For the six months ended June 30, 2007 and 2006, $2.6 million and $1.8 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of June 30, 2007, total compensation expense related to unvested awards of $13.0 million will be recognized in the future over a weighted-average period of 2.9 years.

     A summary of the Company’s unvested restricted stock and LTIP units as of June 30, 2007 and 2006 is presented below:

	Unvested	Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2007	424,380	$23.79
Granted	302,500	29.83
Forfeited	(3,809)	28.16
Vested	(199,818)	19.96

Balance at March 31, 2007	523,253	28.71
Granted	25,000	27.49
Forfeited	(4,450)	28.18
Vested	(10,000)	28.59

Balance at June 30, 2007	533,803	$28.66

	Unvested	Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Balance at March 31, 2006	338,498	22.32
Granted	11,000	28.53
Forfeited	(150)	26.70
Vested	(10,000)	21.20

Balance at June 30, 2006	339,348	$22.55

9. Segment Information
     The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard office properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one operating segment under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
10. Property Acquisitions
     The Company acquired the following properties during the six months ended June 30, 2007. The purchase prices of the acquisitions completed in the first and second quarters of 2007 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocations no later than twelve months from the dates of acquisition. The table below reflects the purchase price allocations for the acquisitions as of June 30, 2007 (in thousands):

				Deferred Leasing Costs
	Acquisition	Investments	Acquired Above	In place		Acquired Below	Total Cash
Property	Date	in Real Estate	Market Lease	Lease	Management Fee	Market Lease	Consideration
Torreyana Road	March 22, 2007	$32,128	$—	$1,937	$57	$(1,082)	$33,040
6114-6154 Nancy Ridge Drive	May 2, 2007	36,592	645	—	—	(127)	37,110
9920 Belward Campus Drive	May 8, 2007	14,651	—	1,282	145	(1,483)	14,595

Total		$83,371	$645	$3,219	$202	$(2,692)	$84,745

Intangible amortization life (in months)		—	241	38	55	57	—

11. Investment in Unconsolidated Partnerships
     The Company has investments in limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and with McKellar Court L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the Company’s tenant at the McKellar Court property. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. The following table provides general information on the limited liability companies and the partnership (collectively referred to as the “partnerships”) as of June 30, 2007 (dollars in thousands, except for square feet):

		Company’s	Company’s
		Ownership	Economic	Rentable		Acquisition
Name	Partner	Interest	Interest	Square Feet	Date Acquired	Price (1)
PREI I (2)	PREI	20%	20%	184,445	April 4, 2007	$466,252
PREI II (3)	PREI	20%	20%	284,706	April 4, 2007	$40,472
McKellar Court (4)	Quidel Corporation	21%	21% (5)	72,863	September 30, 2004	$2,058

(1)	The acquisition price represents the total purchase price for the properties acquired by each partnership, excluding closing costs.

(2)	The PREI I limited liability company (“PREI I LLC”) holds a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building currently under construction at 301 Binney Street and a development site at 650 East Kendall Street that the Company believes can support up to 420,000 and 266,000 rentable square feet of laboratory and office space, respectively. The development site at 650 East Kendall Street also includes the potential to build a below grade parking facility that the Company estimates can support up to 560 spaces upon completion.

Each of the PREI operating agreements includes a put/call option whereby either member can cause the limited liability company to sell certain properties in which it holds leasehold interests to the Company at any time after the fifth anniversary and before the seventh anniversary of the acquisition date. However, the put/call option may be terminated prior to exercise under certain circumstances. The put/call option purchase price is based on a predetermined return on capital invested by PREI. If the put/call option is exercised, the Company believes that it would have adequate resources to fund the purchase price.

The PREI limited liability companies jointly entered into a $550.0 million secured acquisition and interim loan facility with KeyBank in which the partnerships utilized approximately $427.0 million to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available will be utilized to fund future construction costs at certain properties currently under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction at the 301 Binney Street property if the partnership is unable or unwilling to complete the project.

(3)	The PREI II limited liability company (“PREI II LLC”) holds a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut, and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. Subsequent to June 30, 2007, PREI II LLC sold the retail space and pad sites in Cambridge for a sales price substantially equal to the original purchase price. PREI II LLC is also currently under contract to sell its properties located at the Science Park at Yale in a transaction expected also to close in the third quarter of 2007.

(4)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California.

(5)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
     The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $391,000 in fees for both the three and six months ended June 30, 2007 for services provided to the PREI limited liability companies.

     The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30,	December 31,
	2007	2006
Assets:
Investments in real estate, net	$531,296	$15,061
Cash and cash equivalents (including restricted cash)	6,935	605
Intangible assets, net	19,333	—
Other assets	4,338	1,078

Total assets	$561,902	$16,744

Liabilities and equity:
Mortgage notes payable	$451,181	$10,619
Other liabilities	15,331	285
Members’ equity	95,390	5,840

Total liabilities and equity	$561,902	$16,744

Company’s net investment in unconsolidated partnerships	$20,425	$2,436

     In connection with the acquisition of certain properties by PREI II LLC, it assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $2.7 million, which was recorded at the time of acquisition as an increase to the assets acquired and the recognition of a corresponding liability, in accordance with the guidance provided in SFAS No. 143, Accounting for Asset Retirement Obligations.
     The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$5,423	$481	$5,902	$962

Rental operations	2,165	7	2,175	20
Real estate taxes	567	38	607	76
Depreciation and amortization	1,786	95	1,882	191
Interest expense, net of interest income	3,179	236	3,406	471

Total expenses	7,697	376	8,070	758

Net (loss)/ income	$(2,274)	$105	$(2,168)	$204

Company’s equity in net (loss)/income of unconsolidated partnerships	$(454)	$22	$(432)	$42

12. Discontinued Operations
     During the three and six months ended June 30, 2007, the Company sold the following property:

		Original	Number of	Rentable	Sales Price	Gain on Sale
Property	Date of Sale	Acquisition Date	Buildings	Square Feet	(in thousands)
Colorow Drive	May 30, 2007	December 22, 2005	1	93,650	$20,000	$1,088
     The results of operations of the above property is reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$441	$669	$1,111	$1,333
Total expenses	189	283	472	560

Income before minority interests and gain on sale	252	386	639	773
Gain on sale of real estate assets	1,088	—	1,088	—
Minority interests attributable to discontinued operations	(57)	(21)	(74)	(43)

Income from discontinued operations	$1,283	$365	$1,653	$730

13. Derivatives and Other Financial Instruments
     As of June 30, 2007, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million. These four swaps have the effect of obligating the Company to pay a weighted-average fixed rate of 5.2% and receive the difference between the fixed rate and the three-month LIBOR rate (if the fixed rate is lower than the three-month LIBOR rate). No initial net investment was made to enter into these agreements. As of June 30, 2007, the Company also had an interest rate swap hedging existing floating rate debt with a notional amount of $250.0 million, whereby the Company pays a fixed rate of 6.4% and receives the difference between the fixed rate and the one-month LIBOR rate plus 225 basis points. No initial investment was made to enter into this agreement. The following table summarizes the terms of these interest rate swaps and their fair-values (included in other assets on the accompanying consolidated balance sheets), in thousands:

Current				Fair Value
Notional Amount	Strike Rate	Effective Date	Expiration Date	June 30, 2007	December 31, 2006
$250,000	4.157%	June 1, 2005	June 1, 2010	$7,364	$6,263
150,000	5.152%	December 30, 2008	December 30, 2018	6,488	808
150,000	5.162%	December 30, 2008	December 30, 2018	6,383	704
50,000	5.167%	December 30, 2008	December 30, 2018	2,110	217
100,000	5.167%	December 30, 2008	December 30, 2018	4,221	434

$700,000				$26,566	$8,426

     The change in net unrealized gains of $18.3 and $18.1 million for the three and six months ended June 30, 2007, respectively, and $2.4 and $5.7 million for the three and six months ended June 30, 2006, respectively, for derivatives designated as cash flow hedges are separately disclosed in the accompanying footnotes to the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive income (see Note 4). For the three and six months ended June 30, 2007 and 2006, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in interest expense.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense of $735,000 and $521,000 for the three months ended June 30, 2007 and 2006, respectively, and of $1.5 million and $751,000 for the six months ended June 30, 2007 and 2006, respectively.
     The limited partner in the King of Prussia limited partnership has a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. If the put option is not exercised, then the Company has a call option beginning in May 11, 2008 through August 11, 2008 to purchase the limited partner’s interest for $1.9 million less any distributions paid to the limited partner. If the Company does not exercise the option, then the limited partnership will continue in existence under the terms of the partnership agreement. The net fair-value of the put and call options was $416,000 and $384,000 at June 30, 2007 and December 31, 2006, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net changes in fair-value of the put and call options of $19,000 and $7,000 for the three months ended June 30, 2007 and 2006, respectively, and of $32,000 and $15,000 for the six months ended June 30, 2007 and 2006, respectively, which are recorded as a charge to income on the consolidated statements of income.
     The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property. The Company has a call option to purchase the other member’s interest, subject to certain conditions. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair-value of the project at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of June 30, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.
     The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at the time of exercise. The Company recorded a net change in the fair-value of the put option of approximately $113,000 for the three and six months ended June 30, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

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
14. New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 for the fiscal year beginning January 1, 2007 did not have an impact on the Company’s consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair-Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair-value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements.
15. Subsequent Events
     On August 1, 2007 the Company, through its Operating Partnership subsidiary, entered into a second amended and restated unsecured credit agreement and an amended and restated secured term loan agreement with KeyBank, as administrative agent, and certain other lenders.
     The second amended and restated unsecured credit agreement amends the terms of the unsecured line of credit (see Note 6), which, among other things, extends the maturity date of the line of credit to August 1, 2011. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit commitments to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage.
     The amended and restated secured term loan agreement amends the terms of the secured term loan (see Note 6), which, among other things, extends the maturity date of the secured term loan to August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (a) reserve adjusted LIBOR plus 165 basis points or (b) the higher of (1) the prime rate then in effect plus 25 basis points and (2) the federal funds rate then in effect plus 75 basis points.

     On August 2, 2007, PREI II LLC completed the disposition of a 25,000 square foot retail condominium unit and a health club condominium unit and certain development rights in connection with two undeveloped parcels located in Kendall Square in Cambridge, Massachusetts. The total sale price was approximately $19.6 million, excluding closing costs, with approximately $15.6 million due on the closing date and approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, which coincides with the expiration of development restrictions placed on a portion of the development rights included in the disposition.

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
     As of June 30, 2007, we owned or had interests in 68 properties, consisting of 102 buildings. Our portfolio was comprised of the following, with our operating portfolio 88.2% leased to 114 tenants, as of June 30, 2007:

Rentable
Square Feet

Operating portfolio	6,722,869
Repositioning and redevelopment properties	1,751,527

Total current portfolio	8,474,396
Construction in progress	1,661,000
Land parcels	1,468,000

Total proforma portfolio	11,603,396

     We were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering.
Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Approximately 8.6% of our leased square footage expires during the remainder of 2007 and approximately 8.2% of our leased square footage expires during 2008. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. Additionally, we will seek to lease space that is currently under a master lease arrangement at our King of Prussia property, which will expire in 2008.
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
New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 for the fiscal year beginning January 1, 2007 did not have an impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair-Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair-value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the requirements of this statement and have not yet determined its effect on our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006
     The following tables show operating revenues for new properties (properties that were not owned for each of the full three months ended June 30, 2007 and 2006) and same properties (all other properties – excluding discontinued operations) in thousands:

	Same Properties		New Properties		Total Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Rental	$30,807	$30,594	$18,653	$5,401	$49,460	$35,995
Tenant recoveries	12,510	12,464	3,160	267	15,670	12,731
Other income	3,299	64	—	—	3,299	64

Total revenues	$46,616	$43,122	$21,813	$5,668	$68,429	$48,790

     Rental Revenues. Rental revenues increased $13.5 million to $49.5 million for the three months ended June 30, 2007 compared to $36.0 million for the three months ended June 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property rental revenues increased $213,000, or 0.7%, for the three months ended June 30, 2007 compared to the same period in 2006. The increase in same property rental revenues was primarily a result of a full three months of rental revenues in the period ended June 30, 2007 at our Bayshore, Landmark at Eastview and Waples properties for new leases, offset by the loss of rental revenues related to early lease terminations.
     Tenant Recoveries. Revenues from tenant reimbursements increased $3.0 million to $15.7 million for the three months ended June 30, 2007 compared to $12.7 million for the three months ended June 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property tenant recoveries increased $46,000, or 0.4%, for the three months ended June 30, 2007 compared to the same period in 2006 primarily as a result of a full three months of tenant recoveries in the period ended June 30, 2007 for new leases.
     Other Income. Other income was $3.3 million for the three months ended June 30, 2007 compared to $64,000 for the three months ended June 30, 2006. The amount for the three months ended June 30, 2007 includes gains on early termination of leases of $2.9 million and construction management and development fees earned from the PREI limited liability companies of $391,000.
     The following tables show operating expenses for new properties (properties that were not owned for each of the full three months ended June 30, 2007 and 2006) and same properties (all other properties – excluding discontinued operations) in thousands:

	Same Properties		New Properties		Total Properties
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Rental operations	$11,036	$9,465	$1,844	$82	$12,880	$9,547
Real estate taxes	3,886	4,309	1,657	227	5,543	4,536
Depreciation and amortization	14,583	13,239	5,054	1,338	19,637	14,577
General and administrative (1)	5,364	4,206	—	—	5,364	4,206

Total expenses	$34,869	$31,219	$8,555	$1,647	$43,424	$32,866

(1)	General and administrative expenses are included in the same property presentation as they are not allocable to specific properties.
     Rental Operations Expense. Rental operations expense increased $3.4 million to $12.9 million for the three months ended June 30, 2007 compared to $9.5 million for the three months ended June 30, 2006. The increase was primarily due to the inclusion of rental operations expense for properties acquired during 2006 and 2007, as well as an increase in same property rental operations expense of $1.6 million, or 16.6%, for the three months ended June 30, 2007 compared to the same period in 2006 due to the hiring of additional property management personnel in 2006 and 2007 and higher utility expenses.
     Real Estate Tax Expense. Real estate tax expense increased $1.0 million to $5.5 million for the three months ended June 30, 2007 compared to $4.5 million for the three months ended June 30, 2006. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2006 and 2007, offset by a decrease in same property real estate tax expense of $423,000, or 9.8%, for the three months ended June 30, 2007 compared to the same period in 2006. The decrease in same property real estate tax expense is primarily related to the capitalization of property taxes in connection with the redevelopment and development of properties.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.0 million to $19.6 million for the three months ended June 30, 2007 compared to $14.6 million for the three months ended June 30, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to the early lease termination in the amount of $1.6 million. The increase was partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, which is expected to continue through 2007 and a decrease in amortization expense at our properties with lease terminations.

     General and Administrative Expenses. General and administrative expenses increased $1.2 million to $5.4 million for the three months ended June 30, 2007 compared to $4.2 million for the three months ended June 30, 2006. The increase was primarily due to the hiring of new personnel related to properties acquired in 2006 and 2007 and an increase in stock compensation costs.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships decreased $476,000 to a loss of ($454,000) for the three months ended June 30, 2007 compared to income of $22,000 for the three months ended June 30, 2006. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies since formation in April 2007, offset by our allocation of the net income at the McKellar Court partnership.
     Interest Income. Interest income decreased $96,000 to $339,000 for the three months ended June 30, 2007 compared to $435,000 for the three months ended June 30, 2006. This decrease was primarily due to a decrease in the funds available for investment, offset by higher interest rates on invested funds for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
     Interest Expense. Interest expense decreased $2.2 million to $7.1 million for the three months ended June 30, 2007 compared to $9.3 million for the three months ended June 30, 2006. The decrease was due primarily to interest incurred of $20.6 million for the three months ended June 30, 2007, which was offset by capitalized interest of $13.5 million compared to interest incurred of $9.6 million for the three months ended June 30, 2006, which was offset by capitalized interest of $335,000. Capitalized interest for the three months ended June 30, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. The Company expects to continue to capitalize significant amounts of interest expense on these properties, and other properties currently under redevelopment or construction through the end of the 2007, including the construction of new buildings at our Towne Centre Drive, Fairview and Landmark at Eastview properties.
     Minority Interest in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $159,000 to ($113,000) for the three months ended June 30, 2007 compared to $46,000 for the three months ended June 30, 2006. The decrease is primarily a result of the charge of $113,000 recognized by us in the three months ended June 30, 2007 for the net change in the fair-value of the put option related to our Fairview limited liability company and a net loss at our King of Prussia limited partnership, offset by an increase in the net income of the Ardenwood Venture limited liability company.
     Minority Interests in Operating Partnership. Minority interests in operating partnership decreased $196,000 to ($577,000) for the three months ended June 30, 2007 compared to ($381,000) for the three months ended June 30, 2006. The decrease in minority interest was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations was approximately $1.3 million (including a gain on sale of $1.1 million) for the three months ended June 30, 2007 compared to $365,000 for the three months ended June 30, 2006.
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     The following tables show operating revenues for new properties (properties that were not owned for each of the full six months ended June 30, 2007 and 2006) and same properties (all other properties – excluding discontinued operations) in thousands:

	Same Properties		New Properties		Total Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Rental	$61,520	$61,210	$35,449	$5,401	$96,969	$66,611
Tenant recoveries	25,957	24,971	6,223	267	32,180	25,238
Other income	8,078	70	—	—	8,078	70

Total revenues	$95,555	$86,251	$41,672	$5,668	$137,227	$91,919

     Rental Revenues. Rental revenues increased $30.4 million to $97.0 million for the six months ended June 30, 2007 compared to $66.6 million for the six months ended June 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property rental revenues increased $310,000, or 0.5%, for the six months ended June 30, 2007 compared to the same period in 2006. The increase in same property rental revenues was primarily a result of a full six months of rental revenues in the period ended June 30, 2007 at our Bayshore, Landmark at Eastview, and Waples properties for new leases, offset by the loss of rental revenues related to early lease terminations and higher vacancy at certain properties.
     Tenant Recoveries. Revenues from tenant reimbursements increased $7.0 million to $32.2 million for the six months ended June 30, 2007 compared to $25.2 million for the six months ended June 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property tenant recoveries increased $986,000, or 3.9%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of a full six months of tenant recoveries in the period ended June 30, 2007 for new leases, offset by the loss of tenant recovery revenue for lease terminations.
     Other Income. Other income was $8.1 million for the six months ended June 30, 2007 compared to $70,000 for the six months ended June 30, 2006. The amount for the six months ended June 30, 2007 includes $7.7 million of gains on early termination of leases and development fees earned from the PREI limited liability companies of $391,000.
     The following tables show operating expenses for new properties (properties that were not owned for each of the full six months ended June 30, 2007 and 2006) and same properties (all other properties – excluding discontinued operations) in thousands:

	Same Properties		New Properties		Total Properties
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Rental operations	$22,442	$18,918	$3,553	$82	$25,995	$19,000
Real estate taxes	8,219	8,500	3,240	227	11,459	8,727
Depreciation and amortization	27,545	26,464	9,346	1,338	36,891	27,802
General and administrative (1)	10,707	8,553	—	—	10,707	8,553

Total expenses	$68,913	$62,435	$16,139	$1,647	$85,052	$64,082

(1)	General and administrative expenses are included in the same property presentation as they are not allocable to specific properties.
     Rental Operations Expense. Rental operations expense increased $7.0 million to $26.0 million for the six months ended June 30, 2007 compared to $19.0 million for the six months ended June 30, 2006. The increase was primarily due to the inclusion of rental property operations expense for acquired properties during 2006 and 2007, and an increase in same property rental operations expense of $3.5 million, or 18.6%, for the six months ended June 30, 2007 compared to the same period in 2006 due to the hiring of additional property management personnel in 2006 and 2007, and higher utility expenses.
     Real Estate Tax Expense. Real estate tax expense increased $2.8 million to $11.5 million for the six months ended June 30, 2007 compared to $8.7 million for the six months ended June 30, 2006. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2006 and 2007, offset by a decrease in same property real estate tax expense of $281,000, or 3.3%, for the six months ended June 30, 2007 compared to the same period in 2006. The decrease in same property real estate tax expense is primarily due to the capitalization of real estate tax expense in connection with the redevelopment and development of properties.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.1 million to $36.9 million for the six months ended June 30, 2007 compared to $27.8 million for the six months ended June 30, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to the early lease termination in the amount of $1.6 million. The increase was partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, which is expected to continue through 2007, and lower depreciation expense in the amount of $663,000 related to early lease terminations.
     General and Administrative Expenses. General and administrative expenses increased $2.1 million to $10.7 million for the six months ended June 30, 2007 compared to $8.6 million for the six months ended June 30, 2006. The increase was primarily due to the hiring of new personnel related to properties acquired in 2006 and 2007 and an increase in stock compensation costs.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships decreased $474,000 to a loss of ($432,000) for the six months ended June 30, 2007 compared to income of $42,000 for the six months ended June 30, 2006. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies since formation in April 2007, offset by our allocation of the net income at the McKellar Court partnership for the full six months ended June 30, 2007.

     Interest Income. Interest income decreased $25,000 to $570,000 for the six months ended June 30, 2007 compared to $595,000 for the six months ended June 30, 2006. This decrease was primarily due to a decrease in the funds available for investment, offset by higher interest rates on invested funds for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
     Interest Expense. Interest expense decreased $3.0 million to $14.0 million for the six months ended June 30, 2007 compared to $17.0 million for the six months ended June 30, 2006. The decrease was due primarily to interest incurred of $39.7 million for the six months ended June 30, 2007, which was offset by capitalized interest of $25.7 million compared to interest incurred of $17.6 million for the six months ended June 30, 2006, which was offset by capitalized interest of $571,000. Capitalized interest for the six months ended June 30, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. The Company expects to continue to capitalize significant amounts of interest expense on these properties, and other properties currently under redevelopment or construction through the end of the 2007, including the construction of new buildings at our Towne Centre Drive, Fairview, and Landmark at Eastview properties.
     Minority Interest in Consolidated Partnerships. Minority interest in consolidated partnerships decreased $213,000 to ($113,000) for the six months ended June 30, 2007 compared to $100,000 for the six months ended June 30, 2006. The decrease is primarily a result of the charge of $113,000 recognized by us in the six months ended June 30, 2007 for the net change in the fair-value of the put option related to our Fairview limited liability company and a net loss at our King of Prussia limited partnership, offset by an increase in the net income of the Ardenwood Venture limited liability company.
     Minority Interests in Operating Partnership. Minority interests in operating partnership decreased $641,000 to ($1.3) million for the six months ended June 30, 2007 compared to ($635,000) for the six months ended June 30, 2006. The decrease in minority interest was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations was approximately $1.7 million (including a gain on sale of $1.1 million) for the six months ended June 30, 2007 compared to $730,000 for the six months ended June 30, 2006.
Cash Flows
Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	Change
	(In thousands)
Net cash provided by operating activities	$51,072	$44,747	$6,325
Net cash used in investing activities	(203,644)	(489,968)	286,324
Net cash provided by financing activities	147,290	448,002	(300,712)
Ending cash and cash equivalents balance	20,382	23,093	(2,711)
     Cash and cash equivalents were $20.4 million and $23.1 million, respectively, at June 30, 2007 and June 30, 2006.
     Net cash provided by operating activities increased $6.4 million to $51.1 million for the six months ended June 30, 2007 compared to $44.7 million for the six months ended June 30, 2006. The increase was primarily due to the increases in operating income before depreciation and amortization and changes in operating assets and liabilities.
     Net cash used in investing activities decreased $286.4 million to $203.6 million for the six months ended June 30, 2007 compared to $490.0 million for the six months ended June 30, 2006. The decrease was primarily due to a decrease in the cash paid for purchases of real estate and related intangible assets and proceeds from the sale of properties, offset by the purchases of interests in unconsolidated limited liability companies.
     Net cash provided by financing activities decreased $300.7 million to $147.3 million for the six months ended June 30, 2007 compared to net cash used of $448.0 million for the six months ended June 30, 2006. The decrease was primarily due to repayments in excess of proceeds from the unsecured line of credit and an increase in dividends paid to common and preferred stockholders, offset by proceeds from a preferred stock offering and secured construction loan proceeds.

Funds from Operations
     We present funds from operations, or FFO, because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides an operating performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and partnerships. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
     The following table provides the calculation of our FFO and reconciliation to net income (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$14,172	$7,158	$30,221	$11,632
Adjustments:
Minority interests in operating partnership	634	402	1,350	678
Gain on sale of real estate assets	(1,088)	—	(1,088)	—
Depreciation and amortization — real estate assets (unconsolidated partnerships)	358	20	378	40
Depreciation and amortization — real estate assets (consolidated entities-discontinued operations)	91	137	228	274
Depreciation and amortization — real estate assets (consolidated entities-continuing operations)	19,637	14,577	36,891	27,801

Funds from operations	$33,804	$22,294	$67,980	$40,425

Funds from operations per share — diluted	$0.50	$0.41	$1.00	$0.78

Weighted-average common shares outstanding — diluted	68,269,656	54,534,393	68,258,562	52,062,831

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
     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured revolving line of credit to finance acquisition and development activities and capital expenditures on an interim basis.
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
     On January 18, 2007, we completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share. The net proceeds of approximately $222.4 million were primarily used to repay outstanding borrowings on our unsecured revolving line of credit.
     Our total capitalization at June 30, 2007 was approximately $3.3 billion and was comprised of the following:

		Aggregate Principal
		Amount or	Percent of Total
	Shares/Units	Dollar Value	Market
	at June 30, 2007	Equivalent	Capitalization
		(In thousands)
Debt:
Mortgage notes payable (1)		$399,522	12.2%
Secured construction loan		356,071	10.9%
Secured term loan		250,000	7.7%
Exchangeable notes		175,000	5.4%
Unsecured line of credit		132,150	4.0%

Total debt		1,312,743	40.2%
Equity:
Common shares outstanding (2)	65,462,839	1,644,427	50.3%
7.375% Series A Preferred shares outstanding (3)	9,200,000	230,000	7.0%
Operating partnership units outstanding (4)	2,863,564	71,933	2.2%
LTIP units outstanding (4)	432,666	10,869	0.3%

Total equity		1,957,229	59.8%

Total capitalization		$3,269,972	100.0%

(1)	Amount includes debt premiums of $12.2 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $25.12 per share on the last trading day of the quarter (June 29, 2007).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Common stock equivalents of our partnership and LTIP units, which are each individually convertible into one share of common stock.
     As a result, our debt to total capitalization ratio was approximately 40.2% at June 30, 2007 (excluding our portion of indebtedness from our unconsolidated partnerships). Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total market capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to market capitalization ratio beyond the limit described above.
     During the six months ended June 30, 2007, we entered into two construction contracts and a lease agreement totaling approximately $90.0 million in capital commitments related to tenant improvements and construction-related capital expenditures.

Off Balance Sheet Arrangements
     As of June 30, 2007, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Boston (see Note 11). McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. The assets of McKellar Court were $16.7 million at June 30, 2007 and December 31, 2006 and the liabilities were $10.8 million and $10.9 million, respectively. Our equity in net income of McKellar Court was $20,000 and $22,000 for the three months ended June 30, 2007 and 2006, respectively, and $42,000 for both the six months ended June 30, 2007 and 2006.
     PREI II LLC is a variable interest entity as defined in FIN 46R; however, we have determined that we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. We have contributed 20% of the initial capital to the PREI limited liability companies. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. Significant accounting policies used by the PREI limited liability companies are similar to those used by us. The assets of the PREI limited liability companies were $545.2 million at June 30, 2007 and the liabilities were $455.7 million. Our equity in net loss of the PREI limited liability companies was $474,000 for both the three and six months ended June 30, 2007.
     We have been determined to be the primary beneficiary in four other variable interest entities, which we consolidate and which are reflected in our consolidated financial statements.
     Our proportionate share of outstanding debt related to our unconsolidated partnerships was equal to approximately $90.6 million as of June 30, 2007. The table below summarizes the outstanding debt of these partnerships (dollars in thousands):

			Principal Amount (1)
	Partnership
	Ownership
Name	Percentage	Interest Rate (2)	June 30, 2007	December 31, 2006	Maturity Date
PREI I and PREI II (3)	20%	6.17%	$88,125	$—	April 3, 2008
McKellar Court (4)	21%	4.63%	2,442	2,230	January 1, 2010

Total			$90,567	$2,230

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of June 30, 2007.

(3)	Amount represents our proportionate share of the total draws outstanding under a $550.0 million secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 11). The remaining balance will be utilized to fund future construction costs at certain properties currently under development.

(4)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (including $225,000 of unamortized debt premium).
     In connection with the acquisition of certain properties by PREI II LLC in April 2007, it assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $2.7 million, which was recognized at the time of acquisition as an increase to the assets acquired and the recognition of a corresponding liability, in accordance with the guidance provided in SFAS No. 143, Accounting for Asset Retirement Obligations.

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
     The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2007:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2005	March 14, 2005	April 15, 2005	$0.2700	$—
June 30, 2005	June 3, 2005	July 15, 2005	0.2700	—
September 30, 2005	September 14, 2005	October 17, 2005	0.2700	—
December 31, 2005	December 13, 2005	January 16, 2006	0.2700	—
March 31, 2006	February 27, 2006	April 17, 2006	0.2900	—
June 30, 2006	May 19, 2006	July 17, 2006	0.2900	—
September 30, 2006	September 14, 2006	October 16, 2006	0.2900	—
December 31, 2006	December 13, 2006	January 16, 2007	0.2900	—
March 31, 2007	March 15, 2007	April 16, 2007	0.3100	0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
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
     Our unsecured revolving line of credit and secured construction loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.
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
     As of June 30, 2007, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Debt Summary (1)	Total Debt	End of Quarter
Fixed interest rate (2)	$574,522	43.8%	5.14%
Variable interest rate (3)	738,221	56.2%	6.53%

Total/effective interest rate	$1,312,743	100.0%	5.93%

(1)	Debt summary includes only consolidated indebtedness.

(2)	Includes 16 mortgage notes payable secured by certain of our properties (including $12.2 million of unamortized premium) and our exchangeable notes.

(3)	Includes our revolving line of credit and our secured construction loan, both of which bear interest based on LIBOR, plus a credit spread. Also includes our $250.0 million secured term loan, which bears a LIBOR-indexed variable interest rate. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate on the entire $250.0 million outstanding balance at a rate of 6.4% through the maturity date. We have entered into four forward starting swap agreements, which will have the effect of fixing the interest rate on $450.0 million of forecasted debt issuance (after retirement of the secured construction loan) at 5.2%.
     To determine the fair-value of our outstanding indebtedness (including our proportionate share of indebtedness of our unconsolidated partnerships), the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At June 30, 2007, the fair-value of the fixed-rate debt was estimated to be $529.4 million compared to the net carrying value of $577.0 million (includes $12.4 million of premium with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of June 30, 2007 in relation to total assets of $2.9 billion and equity market capitalization of $2.0 billion of our common stock, operating partnership and LTIP units, and preferred stock. At June 30, 2007, the fair-value of the debt of our investment in unconsolidated partnerships approximated the carrying value.
     Based on the outstanding balances of our unsecured revolving line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balance for the PREI limited liability companies’ secured acquisition loan at June 30, 2007, a 1% change in interest rates would change our interest costs by approximately $8.3 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in unconsolidated entities. As we manage these entities, our disclosure controls and procedures with respect to such entities are essentially consistent with those we maintain with respect to our consolidated entities.
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
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 2007, we appointed a new Chief Accounting Officer and promoted the previous Chief Accounting Officer to the position of Vice President, Finance and Treasurer.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 2, 2007, our Operating Partnership issued 12,500 LTIP units to Greg Lubushkin, our Vice President – Chief Accounting Officer, pursuant to our 2004 incentive award plan. The LTIP units are subject to vesting requirements, which lapse over a three-year period. Upon vesting, the LTIP units may be redeemed for an equal number of shares of the Company’s common stock or cash, at the Company’s election. The LTIP units were issued in reliance on the exemption provided by Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Mr. Lubushkin is an accredited investor and had access, through employment and other relationships, to adequate information about us and our Operating Partnership.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 16, 2007. The only matters voted upon at our annual meeting consisted of the election of seven of our directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify, and the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007. Stockholders elected the directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Alan D. Gold	56,607,302	875,352
Gary A. Kreitzer	57,014,285	468,369
Barbara R. Cambon	57,406,093	76,561
Edward A. Dennis, Ph.D.	57,404,359	78,295
Mark J. Riedy, Ph.D.	57,405,184	77,470
Theodore D. Roth	57,404,204	78,450
M. Faye Wilson	57,404,893	77,761
     Stockholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007 (57,313,848 votes for, 153,858 against and 14,948 abstained).
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Dividend Reinvestment and Stock Purchase Plan.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

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

Kent Griffin Chief Financial Officer (Principal Financial Officer)

Dated: August 7, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Dividend Reinvestment and Stock Purchase Plan.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.