Form 10-Q
period 2007-09-30
BioMed Realty Trust Inc
filed 2007-11-08
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 7, 2007 was 65,465,839.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments in real estate, net	$2,742,603	$2,457,538
Investment in unconsolidated partnerships	21,741	2,436
Cash and cash equivalents	18,424	25,664
Restricted cash	10,003	6,426
Accounts receivable, net of allowance for doubtful accounts of $1,602 and $1,240 as of September 30, 2007 and December 31, 2006, respectively	3,722	5,985
Accrued straight-line rents, net	32,012	20,446
Acquired above-market leases, net	6,339	7,551
Deferred leasing costs, net	119,699	129,322
Deferred loan costs, net	17,052	17,608
Prepaid expenses	4,608	3,627
Other assets	31,959	16,039

Total assets	$3,008,162	$2,692,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$397,341	$403,836
Secured construction loan	389,904	286,355
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	216,847	228,165
Security deposits	7,513	7,704
Dividends and distributions payable	25,557	19,847
Accounts payable, accrued expenses, and other liabilities	81,195	62,602
Acquired below-market leases, net	25,220	25,101

Total liabilities	1,568,577	1,458,610
Minority interests	19,269	19,319
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at September 30, 2007	222,413	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,465,839 and 65,425,598 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	655	654
Additional paid-in capital	1,275,347	1,272,243
Accumulated other comprehensive income	6,945	8,417
Dividends in excess of earnings	(85,044)	(66,601)

Total stockholders’ equity	1,420,316	1,214,713

Total liabilities and stockholders’ equity	$3,008,162	$2,692,642

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Revenues:
Rental	$49,382	$49,197	$146,351	$115,808
Tenant recoveries	15,084	14,632	47,264	39,870
Other income	366	9	8,445	79

Total revenues	64,832	63,838	202,060	155,757

Expenses:
Rental operations	12,789	11,030	38,784	30,030
Real estate taxes	5,079	5,682	16,538	14,409
Depreciation and amortization	17,665	18,481	54,556	46,283
General and administrative	5,283	4,609	15,990	13,162

Total expenses	40,816	39,802	125,868	103,884

Income from operations	24,016	24,036	76,192	51,873
Equity in net (loss)/income of unconsolidated partnerships	(261)	20	(694)	62
Interest income	239	218	809	813
Interest expense	(7,043)	(13,346)	(21,013)	(30,383)

Income from continuing operations before minority interests	16,951	10,928	55,294	22,365
Minority interests in continuing operations of consolidated partnerships	51	15	(61)	115
Minority interests in continuing operations of operating partnership	(545)	(497)	(1,821)	(1,131)

Income from continuing operations	16,457	10,446	53,412	21,349
Income from discontinued operations before (loss)/gain on sale of assets and minority interests	—	383	639	1,156
(Loss)/gain on sale of real estate assets	(1)	—	1,087	—
Minority interests attributable to discontinued operations	—	(17)	(74)	(61)

(Loss)/income from discontinued operations	(1)	366	1,652	1,095

Net income	16,456	10,812	55,064	22,444
Preferred stock dividends	(4,241)	—	(12,628)	—

Net income available to common stockholders	$12,215	$10,812	$42,436	$22,444

Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.17	$0.62	$0.40

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.18	$0.65	$0.42

Weighted-average common shares outstanding:
Basic	65,308,702	60,477,672	65,300,802	52,822,498

Diluted	68,274,908	63,646,647	68,262,086	55,926,343

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Operating activities:
Net income	$55,064	$22,444
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(1,087)	—
Depreciation and amortization, including amounts for discontinued operations	54,784	46,694
Minority interests in consolidated partnerships	61	(115)
Minority interests in operating partnership and discontinued operations	1,895	1,192
Allowance for doubtful accounts	281	118
Revenue reduction attributable to acquired above-market leases	1,857	1,840
Revenue recognized related to acquired below-market leases	(4,347)	(3,588)
Compensation expense related to restricted common stock and LTIP units	4,064	2,887
Amortization of deferred loan costs	2,278	1,322
Amortization of debt premium on mortgage notes payable	(596)	(1,837)
Loss/(income) from unconsolidated partnerships	694	(62)
Distributions received from unconsolidated partnerships	328	100
Distributions to minority interest in consolidated partnerships	(108)	—
Changes in operating assets and liabilities:
Restricted cash	(3,577)	(613)
Accounts receivable	1,982	5,139
Accrued straight-line rents	(11,566)	(7,845)
Deferred leasing costs	(7,267)	(1,507)
Prepaid expenses	(981)	(3,817)
Other assets	(3,081)	(531)
Security deposits	(164)	(668)
Accounts payable, accrued expenses and other liabilities	(7,450)	10,553

Net cash provided by operating activities	83,064	71,706

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(313,081)	(799,291)
Purchases of interests in unconsolidated partnerships	(20,327)	—
Proceeds from sale of real estate assets, net of selling costs	19,389	—
Minority interest investment in consolidated partnerships	205	337
Receipts of master lease payments	696	454
Security deposits received from prior owners of rental property	—	319
Additions to non-real estate assets	(307)	(1,094)
Funds held in escrow for acquisitions	(12,399)	(2,100)

Net cash used in investing activities	(325,824)	(801,375)

Financing activities:
Proceeds from common stock offering	—	528,784
Proceeds from exercise of common stock warrant	—	4,050
Proceeds from preferred stock offering	230,000	—
Payment of common stock offering costs	—	(21,866)
Payment of preferred stock offering costs	(7,587)	—
Payment of deferred loan costs	(3,809)	(8,138)
Unsecured line of credit proceeds	232,137	392,311
Unsecured line of credit repayments	(243,455)	(409,311)
Secured bridge loan proceeds	—	150,000
Secured bridge loan payments	—	(150,000)
Exchangeable notes proceeds	—	175,000
Mortgage notes proceeds	—	147,000
Principal payments on mortgage notes payable	(4,547)	(3,990)
Secured construction loan proceeds	103,549	—
Tenant improvement loan	—	(2,000)
Tenant improvement loan repayments	91	24
Distributions to operating partnership unit and LTIP unit holders	(2,914)	(2,434)
Dividends paid to common stockholders	(59,558)	(42,755)
Dividends paid to preferred stockholders	(8,387)	—

Net cash provided by financing activities	235,520	756,675

Net (decrease)/increase in cash and cash equivalents	(7,240)	27,006
Cash and cash equivalents at beginning of period	25,664	20,312

Cash and cash equivalents at end of period	$18,424	$47,318

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $40,642 and $1,284, respectively)	$21,582	$29,814
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$—
Accrual for common stock dividends declared	20,294	18,993
Accrual for distributions declared for partnership unit and LTIP unit holders	1,022	830
Mortgage loans assumed (includes premium of $236 for the nine months ended September 30, 2006)	—	2,001
Accrued additions to real estate and related intangible assets	52,174	5,270
Change in minority interest for vesting of LTIP units	959	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     BioMed Realty Trust, Inc., a Maryland corporation (the “Company”) was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (its “Operating Partnership”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
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
Investments in Partnerships
     The Company evaluates its investments in limited liability companies and partnerships under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and the determination of which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). Generally, FIN 46R applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

     If FIN 46R does not apply, the Company considers Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of the partnership or limited liability company is required.
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
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships or limited liability companies was impaired as of September 30, 2007.
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Land	$307,504	$270,286
Ground lease	6,243	14,210
Land under development	103,827	85,362
Buildings and improvements	1,670,484	1,598,384
Construction in progress	688,741	497,971
Tenant improvements	59,503	51,904

	2,836,302	2,518,117
Accumulated depreciation	(93,699)	(60,579)

	$2,742,603	$2,457,538

     The purchase prices of the acquisitions completed in the first nine months of 2007 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocation no later than twelve months from the date of acquisition (See Note 10).
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through September 30, 2007, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from two months to approximately 16 years as of September 30, 2007. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
     The balance at September 30, 2007 was comprised as follows (in thousands):

	Balance at
	September 30,	Accumulated
	2007	Amortization	Net
Acquired in-place leases	$167,663	$(65,821)	$101,842
Acquired management agreements	12,921	(6,109)	6,812
Deferred leasing and other direct costs	12,310	(1,265)	11,045

	$192,894	$(73,195)	$119,699

     The balance at December 31, 2006 was comprised as follows (in thousands):

	Balance at
	December 31,	Accumulated
	2006	Amortization	Net
Acquired in-place leases	$162,935	$(47,066)	$115,869
Acquired management agreements	12,601	(4,574)	8,027
Deferred leasing and other direct costs	6,122	(696)	5,426

	$181,658	$(52,336)	$129,322

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
     The balance of acquired above-market leases, net was comprised as follows (in thousands):

	September 30,	December 31,
	2007	2006
Acquired above-market leases	$12,729	$12,084
Accumulated amortization	(6,390)	(4,533)

	$6,339	$7,551

     The balance of acquired below-market leases, net was comprised as follows (in thousands):

	September 30,	December 31,
	2007	2006
Acquired below-market leases	$37,961	$33,495
Accumulated amortization	(12,741)	(8,394)

	$25,220	$25,101

     Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
     Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. A gain on early termination of leases of $7.7 million for the nine months ended September 30, 2007 is included in other income in the 2007 consolidated statements of income. A portion of the related straight-line rent receivables and remaining other related intangible assets corresponding to the lease terminations was fully amortized in 2006 and approximately $1.6 million was fully amortized for the nine months ended September 30, 2007.

Incentive Awards
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the nine months ended September 30, 2007, the Company only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 8), which are valued based on the market value of the underlying common stock, and did not grant any stock options.
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
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2006 and the nine months ended September 30, 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt (see Notes 6 and 13). The Company formally documents the hedging relationships for all derivative instruments, accounts for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
Management’s Estimates
     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating

Partnership received partnership units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.
     The following table shows the vested ownership interests in the Operating Partnership:

	September 30, 2007		December 31, 2006
	Partnership units	Percentage of	Partnership units	Percentage of
	and LTIP units	total	and LTIP units	total
BioMed Realty Trust	65,308,702	95.7%	65,151,884	95.8%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,726,172	4.0%	2,673,172	3.9%
Partnership units held by third parties	190,392	0.3%	190,392	0.3%

Total	68,225,266	100.0%	68,015,448	100.0%

     Minority interests also include the 11% interest of a limited partner in the limited partnership that owns the King of Prussia property, the 30% interest of a member in the limited liability company that owns the Waples property, the 30% interest of a member in the limited liability company that owns the Fairview property, and the 12.5% interest of a member in the limited liability company that owns the Ardenwood property, which are consolidated entities of the Company. On October 1, 2007, pursuant to the exercise of a put option by the minority interest limited partner in the limited partnership that owns the King of Prussia property, the Company completed the purchase of the remaining 11% interest for a purchase price of approximately $1.8 million, excluding closing costs.
4. Stockholders’ Equity
     During the nine months ended September 30, 2007, the Company issued restricted stock awards to employees and to the members of its board of directors totaling 38,500 shares and 10,000 shares, respectively, of common stock (8,259 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 7). During the nine months ended September 30, 2007, the Company also issued 282,000 LTIP units to employees, which are included in the total of common stock outstanding as of the period end (see Note 7).
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
Common Stock, Partnership Units and LTIP Units
     As of September 30, 2007, the Company had outstanding 65,465,839 shares of common stock and 2,863,564 and 432,666 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Notes 3 and 8.

7.375% Series A Cumulative Redeemable Preferred Stock
     As of September 30, 2007, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
     The following table lists the dividends and distributions made by the Company and the Operating Partnership during the nine months ended September 30, 2007:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 15, 2007.	Common stock and partnership and LTIP units	$0.31000	January 1, 2007 to March 31, 2007	April 16, 2007	$21,309
March 15, 2007.	Series A preferred stock	$0.45582	January 18, 2007 to April 16, 2007	April 16, 2007	$4,193
June 15, 2007.	Common stock and partnership and LTIP units	$0.31000	April 1, 2007 to June 30, 2007	July 16, 2007	$21,315
June 15, 2007.	Series A preferred stock	$0.45582	April 17, 2007 to July 15, 2007	July 16, 2007	$4,194
September 14, 2007	Common stock and partnership and LTIP units	$0.31000	July 1, 2007 to September 30, 2007	October 15, 2007	$21,316
September 14, 2007	Series A preferred stock	$0.46094	July 16, 2007 to October 15, 2007	October 15, 2007	$4,241

Total 2007 dividends and distributions declared through September 30, 2007:
Common stock, partnership units, and LTIP units	$63,940
Series A preferred stock	12,628

$76,568

Accumulated Other Comprehensive Income
     The following tables provide a reconciliation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$12,215	$10,812	$42,436	$22,444
Unrealized (loss)/gain on interest rate swap agreements	(19,606)	(5,211)	(1,472)	513

Comprehensive (loss)/income	$(7,391)	$5,601	$40,964	$22,957

5. Mortgage Notes Payable
     A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	September 30,	December 31,
	Rate	Rate	2007	2006	Maturity Date
Ardentech Court	7.25%	5.06%	$4,589	$4,658	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,435	15,730	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,538	11,625	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,122	2,164	May 5, 2008
Elliott Avenue	7.38%	4.63%	15,615	16,020	November 24, 2007
40 Erie Street	7.34%	4.90%	17,895	18,676	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	69,827	70,963	December 1, 2018
Lucent Drive	5.50%	5.50%	5,591	5,733	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,397	9,576	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,808	6,872	September 1, 2012
Road to the Cure	6.70%	5.78%	15,482	15,657	January 31, 2014
Science Center Drive	7.65%	5.04%	11,338	11,444	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	30,178	30,732	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,463	21,872	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,545	1,648	May 1, 2015

			385,823	390,370
Unamortized premiums			11,518	13,466

			$397,341	$403,836

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
6. Credit Facilities, Exchangeable Notes, and Other Debt Instruments
Unsecured Line of Credit
     The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders was amended on August 1, 2007 to increase the borrowing capacity from $500.0 million to $600.0 million and extend the maturity date to August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured line of credit to $1.0 billion subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In September 2007, the Company entered into three interest rate swap agreements, which were intended to have the effect of initially fixing the interest rate on $205.0 million of the unsecured line of credit at a weighted average rate of 5.8% through September 2008. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At September 30, 2007, the Company had $216.8 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 6.5% on the unhedged portion of the outstanding debt.

Secured Term Loan
     The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in 14 of its properties, was amended on August 1, 2007 and has a new maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate on the secured term loan at 5.8% until the interest rate swap expires in 2010. At September 30, 2007, the Company had $250.0 million in outstanding borrowings on its secured term loan.
     The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2007.
Exchangeable Senior Notes
     On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the cash dividend to $0.31 per share of common stock for each of the first three quarters of 2007 did not result in a material change to the exchange rate. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At September 30, 2007, the Company had an aggregate principal amount of $175.0 million outstanding under the Notes.

Secured Construction Loan
     The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. In September 2007, the Company entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on $330.0 million of the secured construction loan at a rate of 6.1% through September 2008. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of September 30, 2007. At September 30, 2007, the Company had outstanding borrowings on the secured construction loan of $389.9 million, with a weighted average interest rate of 6.4% on the unhedged portion of the outstanding debt.
     As of September 30, 2007, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $11.5 million, unsecured line of credit, secured term loan, the Notes, and the secured construction loan) were as follows (in thousands):

2007	$17,029
2008	24,455
2009	394,930
2010	47,445
2011	243,067
Thereafter	690,648

$1,417,574

7. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, vesting of unvested LTIP units and restricted stock that have been granted, and a stock warrant issued in connection with the Company’s initial public offering that was exercised in September 2006, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three and nine months ended September 30, 2007 and 2006. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (see Note 6) as the weighted-average common stock price of $24.17 and $26.74 for three and nine months ended September 30, 2007, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three and nine months ended September 30, 2007 and 2006.

     The following table sets forth information related to the computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations and net income available for common stockholders (basic EPS):
Income from continuing operations	$16,457	$10,446	$53,412	$21,349
Preferred stock dividends	(4,241)	—	(12,628)	—

Income from continuing operations available for common stockholders	12,216	10,446	40,784	21,349
(Loss)/income from discontinued operations.	(1)	366	1,652	1,095

Net income available to common stockholders	$12,215	$10,812	$42,436	$22,444

Income from continuing operations and net income available for common stockholders (diluted EPS):
Income from continuing operations available for common stockholders	12,216	10,446	40,784	21,349
Minority interests in continuing operations of operating partnership	545	497	1,821	1,131

Income from continuing operations available to common stockholders before minority interests in continuing operations	12,761	10,943	42,605	22,480
(Loss)/income from discontinued operations.	(1)	366	1,652	1,095
Minority interests in discontinued operations of operating partnership	—	17	74	61

Net income available to common stockholders before minority interests	$12,760	$11,326	$44,331	$23,636

Weighted-average common shares outstanding:
Basic	65,308,702	60,477,672	65,300,802	52,822,498
Incremental shares from assumed conversion/exercise:
Stock warrant	—	136,306	—	127,926
Unvested restricted stock and LTIP units using the treasury method	49,642	169,105	45,044	112,355
Operating partnership and LTIP units	2,916,564	2,863,564	2,916,240	2,863,564

Diluted	68,274,908	63,646,647	68,262,086	55,926,343

Basic and diluted earnings per share:
Income from continuing operations available for common stockholders	$0.19	$0.17	$0.62	$0.40
Discontinued operations	—	0.01	0.03	0.02

Net income available to common stockholders	$0.19	$0.18	$0.65	$0.42

8. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of September 30, 2007, 1,472,745 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to four years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through September 30, 2007, the Company only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
     LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three or four years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.

     During the three months ended September 30, 2007 and 2006, the Company granted 3,000 shares of unvested restricted stock with an aggregate value of $78,000, and 2,000 shares of unvested restricted stock with an aggregate value of $62,000 under the Plan, respectively. During the nine months ended September 30, 2007 and 2006, the Company granted 330,500 shares of unvested restricted stock and LTIP units with an aggregate value of $9.8 million, and 160,200 shares of unvested restricted stock with an aggregate value of $4.4 million under the Plan, respectively. For the nine months ended September 30, 2007 and 2006, a total of 209,818 and 163,194 shares of restricted stock and LTIP units vested, with fair-values of $6.0 million and $4.0 million, respectively. For the three months ended September 30, 2007 and 2006, $1.5 million and $1.1 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. For the nine months ended September 30, 2007 and 2006, $4.1 million and $2.9 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of September 30, 2007, total compensation expense related to unvested awards of $11.5 million will be recognized in the future over a weighted-average period of 2.7 years.
     A summary of the Company’s restricted stock and Operating Partnership’s LTIP unit activity for the nine months ended September 30, 2007 and 2006 is presented below:

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2007	424,380	$23.79
Granted	302,500	29.83
Forfeited	(3,809)	28.16
Vested	(199,818)	19.96

Balance at March 31, 2007	523,253	28.71
Granted	25,000	27.49
Forfeited	(4,450)	28.18
Vested	(10,000)	28.59

Balance at June 30, 2007	533,803	28.66
Granted	3,000	26.01

Balance at September 30, 2007	536,803	$28.65

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2006	344,492	$17.70
Granted	147,200	27.11
Vested	(153,194)	16.53

Balance at March 31, 2006	338,498	22.32
Granted	11,000	28.53
Forfeited	(150)	26.70
Vested	(10,000)	21.20

Balance at June 30, 2006	339,348	22.55
Granted	2,000	31.02

Balance at September 30, 2006	341,348	$22.60

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

10. Property Acquisitions
     The Company acquired the following properties during the nine months ended September 30, 2007. The purchase prices of the acquisitions completed in the first, second, and third quarters of 2007 have been allocated on a preliminary basis to the assets acquired and the liabilities assumed. The Company expects to finalize its purchase price allocations no later than twelve months from the dates of acquisition. The table below reflects the purchase price allocations for the acquisitions as of September 30, 2007 (in thousands):

				Deferred Leasing Costs
	Acquisition	Investments	Acquired Above	In place		Acquired Below	Total Cash
Property	Date	in Real Estate	Market Lease	Lease	Management Fee	Market Lease	Consideration
Torreyana Road	March 22, 2007	$32,128	$—	$1,937	$57	$(1,082)	$33,040
6114-6154 Nancy Ridge Drive	May 2, 2007	37,711	645	—	—	(126)	38,230
9920 Belward Campus Drive	May 8, 2007	15,137	—	1,282	145	(1,483)	15,081
Pacific Center Boulevard	August 24, 2007	16,912	—	623	118	(855)	16,798
Forbes Boulevard	September 5, 2007	32,584	—	886	—	(919)	32,551

Total		$134,472	$645	$4,728	$320	$(4,465)	$135,700

Intangible amortization life (in months)			241	42	58	54
11. Investment in Unconsolidated Partnerships
     The Company has investments in limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in McKellar Court L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, which occupies the McKellar Court property. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. The following table provides general information on the limited liability companies and the partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2007 (dollars in thousands):

		Company’s	Company’s
		Ownership	Economic			Acquisition
Name	Partner	Interest	Interest		Date Acquired	Price (1)
PREI I (2)	PREI	20%	20%		April 4, 2007	$466,252
PREI II (3)	PREI	20%	20%		April 4, 2007	40,472
McKellar Court (4)	Quidel Corporation	21%	21	%(5)	September 30, 2004	2,058

(1)	The acquisition price represents the total purchase price for the properties acquired by each partnership, excluding closing costs.

(2)	The PREI I limited liability company (“PREI I LLC”) acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building currently under construction at 301 Binney Street and a development site at 650 East Kendall Street that the Company believes can support up to 420,000 and 280,000 rentable square feet of laboratory and office space, respectively. The development site at 650 East Kendall Street also includes the potential to build a below grade parking facility that the Company estimates can support up to 560 spaces upon completion.

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

The PREI limited liability companies jointly entered into a $550.0 million secured acquisition and interim loan facility with KeyBank in which the partnerships utilized approximately $427.0 million to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available will be utilized to fund future construction costs at certain properties currently under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project.

(3)	The PREI II limited liability company (“PREI II LLC”) acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. Neither sale resulted in the recognition of a material gain or loss.

(4)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California.

(5)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
     The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $387,000 and $779,000 in fees for the three and nine months ended September 30, 2007, respectively, for services provided to the PREI limited liability companies.
     The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30,	December 31,
	2007	2006
Assets:
Investments in real estate, net	$519,544	$15,061
Cash and cash equivalents (including restricted cash)	7,995	605
Intangible assets, net	15,375	—
Other assets	6,386	1,078

Total assets	$549,300	$16,744

Liabilities and equity:
Mortgage notes payable	$425,611	$10,619
Other liabilities	20,852	285
Members’ equity	102,837	5,840

Total liabilities and equity	$549,300	$16,744

Company’s net investment in unconsolidated partnerships	$21,741	$2,436

     In connection with the acquisition of certain properties by PREI II LLC, the partnership assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $3.6 million, which was recorded as an increase to the assets acquired and the recognition of a corresponding liability, in accordance with the guidance provided in SFAS No. 143, Accounting for Asset Retirement Obligations.
     The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$6,800	$479	$12,701	$1,433

Rental operations expenses	2,389	10	4,564	31
Real estate taxes	678	40	1,285	116
Depreciation and amortization	1,827	95	3,709	286
Interest expense, net of interest income	3,153	234	6,559	696

Total expenses	8,047	379	16,117	1,129

Net (loss)/ income	$(1,247)	$100	$(3,416)	$304

Company’s equity in net (loss)/income of unconsolidated partnerships	$(261)	$20	$(694)	$62

12. Discontinued Operations
     During the nine months ended September 30, 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale
Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087
     The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income from discontinued operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$—	$672	$1,111	$2,005
Total expenses	—	289	472	849

Income before minority interests and gain on sale	—	383	639	1,156
(Loss)/gain on sale of real estate assets	(1)	—	1,087	—
Minority interests attributable to discontinued operations	—	(17)	(74)	(61)

(Loss)/income from discontinued operations	$(1)	$366	$1,652	$1,095

13. Derivatives and Other Financial Instruments
     As of September 30, 2007, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million under which at each three month settlement date the Company will either (i) receive the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (ii) pay such difference if the Strike Rate is greater than LIBOR. No initial net investment was made to enter into these agreements.
     As of September 30, 2007, the Company also had five interest rate swaps with an aggregate notional amount of $785.0 million under which at each monthly settlement date the Company either (i) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (ii) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining four interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. Three of these interest rate swaps have an aggregate notional amount of $205.0 million and are initially intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $330.0 million and is initially intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.
     The following table summarizes the terms of the forward starting swaps and the interest rate swaps and their fair-values, which are included in other assets and other liabilities on the accompanying consolidated balance sheets (in thousands):

Current				Fair-Value
Notional Amount	Strike Rate	Effective Date	Expiration Date	September 30, 2007	December 31, 2006
$250,000	4.157%	June 1, 2005	June 1, 2010	$2,271	$6,263
150,000	5.152%	December 30, 2008	December 30, 2018	2,005	808
150,000	5.162%	December 30, 2008	December 30, 2018	1,895	704
50,000	5.167%	December 30, 2008	December 30, 2018	613	217
100,000	5.167%	December 30, 2008	December 30, 2018	1,227	434
115,000	4.673%	October 1, 2007	August 1, 2011	(248)	—
35,000	4.700%	October 10, 2007	August 1, 2011	(115)	—
330,000	4.825%	September 25, 2007	September 25, 2008	(631)	—
55,000	4.760%	September 20, 2007	September 20, 2008	(59)	—

$1,235,000				$6,958	$8,426

     The (decrease)/increase in net unrealized gains of ($19.6) million and ($1.5) million for the three and nine months ended September 30, 2007, respectively, and ($5.2) million and $513,000 for the three and nine months ended September 30, 2006, respectively, for derivatives designated as cash flow hedges are separately disclosed in the accompanying footnotes to the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive income (see Note 4). For the three and nine months ended September 30, 2007 and 2006, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in interest expense.
     Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense of $835,000 and $765,000 for the three months ended September 30, 2007 and 2006, respectively, and of $2.3 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.
     The limited partner in the King of Prussia limited partnership had a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. The net fair-value of the put and call options was $432,000 and $384,000 at September 30, 2007 and December 31, 2006, respectively, and is recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheets. In addition, the Company has recorded net changes in fair-value of the put and call options of $17,000 and $34,000 for the three months ended September 30, 2007 and 2006, respectively, and of $48,000 and $49,000 for the nine months ended September 30, 2007 and 2006, respectively, which are recorded as a charge to income on the consolidated statements of income. On October 1, 2007, the limited partner exercised its put option, resulting in the Company’s purchase of the minority interest in the property for a purchase price of approximately $1.8 million, excluding closing costs (see Note 3).
     The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property. The Company has a call option to purchase the other member’s interest, subject to certain conditions. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair-value of the project at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of September 30, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.
     The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at the time of exercise. The Company recorded a net change in the fair-value of the put option of approximately $12,000 and $125,000 for the three and nine months ended September 30, 2007, respectively. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.
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
     In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements (“SFAS 157”). SFAS 157 defines fair-value, establishes a framework for measuring fair-value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair-value measurements, but does not require new fair-value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of this statement and its impact on the valuation of the Company’s derivative instruments and other fair-value disclosures, but has not yet determined its effect on the Company’s consolidated financial statements when it is adopted in the fiscal year beginning January 1, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair-Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair-value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements. However, the Company does not presently expect to elect fair-value measurement of any assets and liabilities other than those derivative instruments that are currently carried at fair-value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
     In September 2007, the FASB exposed for comment a clarification on the accounting for convertible debt instruments that may be settled in cash, FASB Staff Position APB 14-a (“FSP 14-a”). The proposed guidance, which is an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, would require the issuer to bifurcate and separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s noncovertible debt borrowing rate. The equity component of the convertible debt would be included in the paid-in capital section of stockholders’ equity and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount would be accreted as additional interest expense over the non-cancellable term of the instrument. The proposed FSP 14-a would be effective for fiscal years beginning after December 15, 2007, with early adoption not permitted. Retrospective application would be required for all periods presented. If the guidance is finalized as currently drafted, the Company believes it would increase interest expense associated with the Notes and also result in an increase in capitalized interest. However, the Company has not yet conclusively determined the effect on the Company’s consolidated financial statements, as the proposed guidance has not yet been finalized.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As used herein, the terms “we”, “us”, “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries.
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
     As of September 30, 2007, we owned or had interests in 68 properties, consisting of 103 buildings. Our portfolio was comprised of the following, with our operating portfolio 93.3% leased to 111 tenants, as of September 30, 2007:

Rentable
Square Feet
Operating portfolio	6,626,723
Repositioning and redevelopment properties	1,871,353

Construction in progress	1,941,000
Land parcels	1,293,000

Total proforma portfolio	11,732,076

Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Approximately 0.4% of our leased square footage expires during the remainder of 2007 and approximately 6.7% of our leased square footage expires during 2008. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.

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
New Accounting Standards
     See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006
     The following tables show operating revenues for same properties (all properties except redevelopment and new properties and discontinued operations), redevelopment properties (properties that were under redevelopment or development during either of the three months ended September 30, 2007 or 2006 and not included in new properties), and new properties (properties that were not owned for each of the full three months ended September 30, 2007 and 2006), in thousands:

	Same Properties		Redevelopment Properties		New Properties
	2007	2006	2007	2006	2007	2006
Rental	$42,044	$40,525	$1,775	$6,536	$5,563	$2,136
Tenant recoveries	13,474	12,622	630	1,772	980	238
Other income	366	9	—	—	—	—

Total revenues	$55,884	$53,156	$2,405	$8,308	$6,543	$2,374

     Rental Revenues. Rental revenues increased $185,000 to $49.4 million for the three months ended September 30, 2007 compared to $49.2 million for the three months ended September 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007, partially offset by properties that generated rental revenue in 2006, which are currently undergoing redevelopment. In addition, same property rental revenues increased $1.5 million, or 3.7%, for the three months ended September 30, 2007 compared to the same period in 2006. The increase in same property rental revenues was primarily a result of a full three months of rental revenues for new leases in the period ended September 30, 2007 at our Bayshore, Graphics and Landmark at Eastview properties.
     Tenant Recoveries. Revenues from tenant reimbursements increased $452,000 to $15.1 million for the three months ended September 30, 2007 compared to $14.6 million for the three months ended September 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007, partially offset by properties for which tenant recoveries were recognized in 2006, but which are currently undergoing redevelopment. In addition, same property tenant recoveries increased $852,000, or 6.8%, for the three months ended September 30, 2007 compared to the same period in 2006 primarily as a result of a full three months of tenant recoveries for new leases in the period ended September 30, 2007 and increases in utilities and other recoverable costs at certain properties compared to the prior year.
     Other Income. Other income was $366,000 for the three months ended September 30, 2007 compared to $9,000 for the three months ended September 30, 2006. The increase was primarily due to construction management and development fees earned from the PREI limited liability companies.

     The following tables show operating expenses for same properties, redevelopment properties, and new properties, in thousands:

	Same Properties		Redevelopment Properties		New Properties
	2007	2006	2007	2006	2007	2006
Rental operations	$11,503	$10,339	$551	$587	$735	$104
Real estate taxes	4,173	4,309	239	1,223	667	150
Depreciation and amortization	14,638	14,553	1,025	3,102	2,002	826

Total expenses	$30,314	$29,201	$1,815	$4,912	$3,404	$1,080

     Rental Operations Expense. Rental operations expense increased $1.8 million to $12.8 million for the three months ended September 30, 2007 compared to $11.0 million for the three months ended September 30, 2006. The increase was primarily due to the inclusion of rental operations expense for properties acquired during 2006 and 2007, as well as an increase in same property rental operations expense of $1.2 million, or 11.3%, for the three months ended September 30, 2007 compared to the same period in 2006. The increase in same property rental operations expense was primarily due to the hiring of additional property management personnel and related expansion of our operations in 2006 and 2007 and higher utilities and other recoverable costs compared to the same period in the prior year.
     Real Estate Tax Expense. Real estate tax expense decreased $603,000 to $5.1 million for the three months ended September 30, 2007 compared to $5.7 million for the three months ended September 30, 2006. The decrease was primarily due to the capitalization of property taxes in connection with the development of new buildings at our Landmark at Eastview property, partially offset by properties acquired during 2006 and 2007. A decrease in same property real estate tax expense of $136,000, or 3.2%, for the three months ended September 30, 2007 compared to the same period in 2006 was due in part to tax refunds resulting from successful appeals.
     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $816,000 to $17.7 million for the three months ended September 30, 2007 compared to $18.5 million for the three months ended September 30, 2006. The decrease was primarily due to the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, which is expected to continue through 2007, and a decrease in amortization expense of acquired intangible assets, which were fully written off in prior quarters, at our properties with recent lease terminations. The decrease was partially offset by depreciation and amortization expense for the properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to an early lease termination in the amount of $1.6 million, which is included as a redevelopment property.
     General and Administrative Expenses. General and administrative expenses increased $674,000 to $5.3 million for the three months ended September 30, 2007 compared to $4.6 million for the three months ended September 30, 2006. The increase was primarily due to growth in the corporate infrastructure necessary to support our expanded property portfolio and an increase in stock compensation costs.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships decreased $281,000 to a loss of ($261,000) for the three months ended September 30, 2007 compared to income of $20,000 for the three months ended September 30, 2006. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies, offset by our allocation of the net income in the McKellar Court partnership.
     Interest Expense. Interest cost incurred for the three months ended September 30, 2007 totaled $21.9 million compared to $14.1 million for the three months ended September 30, 2006. Total interest cost incurred increased primarily as a result of higher borrowings, but also due to increases in the average interest rate on our outstanding borrowings. During the three months ended September 30, 2007, we capitalized $14.9 million of interest compared to $714,000 for the three months ended September 30, 2006. The increase in capitalized interest reflects our increased development and redevelopment activities. Capitalized interest for the three months ended September 30, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. The Company expects to continue to capitalize significant interest costs on these properties, and other properties currently under development or redevelopment through the end of 2007, including the construction of new buildings at our Fairview, Landmark at Eastview, and Towne Centre Drive properties. Net of capitalized interest and the accretion of debt premium, interest expense decreased $6.3 million to $7.0 million for the three months ended September 30, 2007 compared to $13.3 million for the three months ended September 30, 2006.

     Minority Interests. Minority interests decreased $12,000 to ($494,000) for the three months ended September 30, 2007 compared to ($482,000) for the three months ended September 30, 2006. The decrease in minority interests was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership, partially offset by an increase in losses in minority interests in consolidated partnerships due to a lease expiration.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations for the three months ended September 30, 2007 was comprised primarily of additional costs related to the sale of the property in May, compared to income of $366,000 generated by the property for the three months ended September 30, 2006.
Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
     The following tables show operating revenues for same properties (all properties except redevelopment and new properties and discontinued operations), redevelopment properties (properties that were under redevelopment or development during either of the nine months ended September 30, 2007 or 2006 and not included in new properties), and new properties (properties that were not owned for each of the full nine months ended September 30, 2007 and 2006), in thousands:

	Same Properties		Redevelopment Properties		New Properties
	2007	2006	2007	2006	2007	2006
Rental	$82,944	$81,242	$12,568	$14,498	$50,839	$20,068
Tenant recoveries	36,985	35,404	5,701	3,355	4,578	1,111
Other income	1,272	78	7,173	1	—	—

Total revenues	$121,201	$116,724	$25,442	$17,854	$55,417	$21,179

     Rental Revenues. Rental revenues increased $30.6 million to $146.4 million for the nine months ended September 30, 2007 compared to $115.8 million for the nine months ended September 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property rental revenues increased $1.7 million, or 2.1%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase in same property rental revenues was primarily a result of a full nine months of rental revenues for new leases in the period ended September 30, 2007 at our 21 Erie, Industrial, Landmark at Eastview, 6828 Nancy Ridge, and Phoenixville Pike properties, partially offset by the loss of rental revenues related to early lease terminations and higher vacancies.
     Tenant Recoveries. Revenues from tenant reimbursements increased $7.4 million to $47.3 million for the nine months ended September 30, 2007 compared to $39.9 million for the nine months ended September 30, 2006. The increase was primarily due to acquisitions during 2006 and 2007. In addition, same property tenant recoveries increased $1.6 million, or 4.5%, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of tenant recoveries for new leases in the period ended September 30, 2007, partially offset by the loss of tenant recovery revenues for lease terminations and higher vacancies.
     Other Income. Other income was $8.4 million for the nine months ended September 30, 2007 compared to $79,000 for the nine months ended September 30, 2006. Other income for the nine months ended September 30, 2007 included $7.7 million of gains on early termination of leases and $738,000 of development fees earned from the PREI limited liability companies.
     The following tables show operating expenses for same properties, redevelopment properties, and new properties, in thousands:

	Same Properties		Redevelopment Properties		New Properties
	2007	2006	2007	2006	2007	2006
Rental operations	$32,406	$28,192	$4,015	$1,510	$2,363	$328
Real estate taxes	11,001	11,415	2,393	2,100	3,144	894
Depreciation and amortization	33,270	33,970	8,028	7,291	13,258	5,022

Total expenses	$76,677	$73,577	$14,436	$10,901	$18,765	$6,244

     Rental Operations Expense. Rental operations expense increased $8.8 million to $38.8 million for the nine months ended September 30, 2007 compared to $30.0 million for the nine months ended September 30, 2006. The increase was primarily due to the inclusion of rental property operations expense for acquired properties during 2006 and 2007, and an increase in same property rental operations expense of $4.2 million, or 14.9%, for the nine months ended September 30, 2007 compared to the same period in 2006 due to the hiring of additional property management personnel and related expansion of our operations in 2006 and 2007, higher utility expenses, and increased rental operations expense at our 21 Erie, Industrial, Landmark at Eastview, 6828 Nancy Ridge, and Phoenixville Pike properties for new leases.
     Real Estate Tax Expense. Real estate tax expense increased $2.1 million to $16.5 million for the nine months ended September 30, 2007 compared to $14.4 million for the nine months ended September 30, 2006. The increase was primarily due to the inclusion of property taxes for the properties acquired in 2006 and 2007, offset by a decrease in same property real estate tax expense of $414,000, or 3.6%, for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in same property real estate tax expense is primarily due to the capitalization of property taxes in connection with the development of new buildings on a portion of our Landmark at Eastview property.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.3 million to $54.6 million for the nine months ended September 30, 2007 compared to $46.3 million for the nine months ended September 30, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for the properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to an early lease termination in the amount of $1.6 million, which is included as a redevelopment property. The increase was partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, which is expected to continue through 2007, and no amortization of acquired intangible assets in 2007 at our Bunker Hill property as compared to a full nine months of amortization for the same period in 2006 (the acquired intangible assets were fully amortized in 2006).
     General and Administrative Expenses. General and administrative expenses increased $2.8 million to $16.0 million for the nine months ended September 30, 2007 compared to $13.2 million for the nine months ended September 30, 2006. The increase was primarily due to growth in the corporate infrastructure necessary to support our expanded property portfolio, and an increase in stock compensation costs.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships decreased $756,000 to a loss of ($694,000) for the nine months ended September 30, 2007 compared to income of $62,000 for the nine months ended September 30, 2006. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies since formation in April 2007, offset by our allocation of the net income in the McKellar Court partnership for the full nine months ended September 30, 2007.
     Interest Expense. Interest cost incurred for the nine months ended September 30, 2007 totaled $61.7 million compared to $31.7 million for the nine months ended September 30, 2006. Total interest cost incurred increased primarily as a result of higher borrowings, but also due to increases in the average interest rate on our outstanding borrowings. During the nine months ended September 30, 2007, we capitalized $40.6 million of interest compared to $1.3 million for the nine months ended September 30, 2006. The increase in capitalized interest reflects our increased development and redevelopment activities. Capitalized interest for the nine months ended September 30, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. We expect to continue to capitalize significant interest costs on these properties, and other properties currently under development or redevelopment, through the end of 2007, including the construction of new buildings at our Fairview, Landmark at Eastview, and Towne Centre Drive properties. Net of capitalized interest and the accretion of debt premium, interest expense decreased $9.4 million to $21.0 million for the nine months ended September 30, 2007 compared to $30.4 million for the nine months ended September 30, 2006.

     Minority Interests. Minority interests decreased $866,000 to ($1.9) million for the nine months ended September 30, 2007 compared to ($1.0) million for the nine months ended September 30, 2006. The decrease in minority interests was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership and income in minority interests in our consolidated partnerships for the nine months ended September 30, 2007 compared to net losses in our consolidated partnerships for the nine months ended September 30, 2006.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations was approximately $1.7 million for the nine months ended September 30, 2007 (representing the results of operations through the date of sale in May and the gain on sale of $1.1 million) compared to income of $1.1 million from discontinued operations for the nine months ended September 30, 2006.
Cash Flows
Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

	Nine Months Ended September 30,
	2007	2006	Change
	(In thousands)
Net cash provided by operating activities	$83,064	$71,706	$11,358
Net cash used in investing activities	(325,824)	(801,375)	475,551
Net cash provided by financing activities	235,520	756,675	(521,155)
Ending cash and cash equivalents balance	18,424	47,318	(28,894)
     Cash and cash equivalents were $18.4 million and $47.3 million, respectively, at September 30, 2007 and September 30, 2006.
     Net cash provided by operating activities increased $11.4 million to $83.1 million for the nine months ended September 30, 2007 compared to $71.7 million for the nine months ended September 30, 2006. The increase was primarily due to the increases in operating income before depreciation and amortization and changes in operating assets and liabilities.
     Net cash used in investing activities decreased $475.6 million to $325.8 million for the nine months ended September 30, 2007 compared to $801.4 million for the nine months ended September 30, 2006. The decrease reflects a decrease in the cash used to acquire investments in real estate and related intangible assets (reflecting reduced acquisition activity), cash received as proceeds from the sale of a property, partially offset by cash used for the purchases of interests in unconsolidated partnerships.
     Net cash provided by financing activities decreased $521.2 million to $235.5 million for the nine months ended September 30, 2007 compared to $756.7 million for the nine months ended September 30, 2006. The decrease reflects reduced financing requirements due to reduced acquisition activity, partially offset by an increase in dividends paid to common and preferred stockholders. Cash generated from the sale of preferred stock during the nine months ended September 30, 2007 was used principally to pay down the unsecured line of credit. In addition, cash from financing activities was provided by our secured construction loan during the nine months ended September 30, 2007.
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
     The following table provides the calculation of our FFO and reconciliation to net income (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$12,215	$10,812	$42,436	$22,444
Adjustments:
Minority interests in operating partnership	545	514	1,895	1,192
Loss/(gain) on sale of real estate assets	1	—	(1,087)	—
Depreciation and amortization — real estate assets (unconsolidated partnerships)	366	20	745	60
Depreciation and amortization — real estate assets (consolidated entities-discontinued operations)	—	137	228	411
Depreciation and amortization — real estate assets (consolidated entities-continuing operations)	17,665	18,481	54,556	46,283

Funds from operations	$30,792	$29,964	$98,773	$70,390

Funds from operations per share — diluted	$0.45	$0.47	$1.45	$1.26

Weighted-average common shares outstanding — diluted	68,274,908	63,646,647	68,262,086	55,926,343

Liquidity and Capital Resources
     Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, and capital expenditures, tenant improvements and leasing commissions.
     We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.
     Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis.
     Under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

     On January 18, 2007, we completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share. The net proceeds of approximately $222.4 million were primarily used to repay outstanding borrowings on our unsecured line of credit.
     Our total capitalization at September 30, 2007 was approximately $3.3 billion and was comprised of the following:

		Aggregate Principal
		Amount or
	Shares/Units	Dollar Value	Percent of Total
	at September 30, 2007	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$397,341	12.0%
Secured construction loan		389,904	11.8%
Secured term loan		250,000	7.5%
Exchangeable notes		175,000	5.3%
Unsecured line of credit		216,847	6.5%

Total debt		1,429,092	43.1%
Equity:
Common shares outstanding (2)	65,465,839	1,577,727	47.6%
7.375% Series A Preferred shares outstanding (3)	9,200,000	230,000	6.9%
Operating partnership units outstanding (4)	2,863,564	69,012	2.1%
LTIP units outstanding (4)	432,666	10,427	0.3%

Total equity		1,887,166	56.9%

Total capitalization		$3,316,258	100.0%

(1)	Amount includes debt premiums of $11.5 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $24.10 per share on the last trading day of the quarter (September 28, 2007).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Common stock equivalents of our partnership and LTIP units, which are each individually convertible into one share of common stock.
     As a result, our debt to total capitalization ratio was approximately 43.1% at September 30, 2007 (excluding our portion of indebtedness from our unconsolidated partnerships). Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total capitalization ratio beyond the limit described above.
     During the nine months ended September 30, 2007, we entered into construction contracts and lease agreements with capital commitments related to tenant improvements and construction-related capital expenditures totaling approximately $100.0 million.
     On August 1, 2007, our operating partnership entered into a second amended and restated unsecured credit agreement and a first amended and restated secured term loan agreement with KeyBank, as administrative agent, and certain other lenders.

     The second amended and restated unsecured credit agreement increases our available borrowings under our unsecured line of credit from $500 million to $600 million and extends the maturity date to August 1, 2011. Subject to the administrative agent’s reasonable discretion, we may increase the amount of the revolving credit commitments to $1.0 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage.
     The first amended and restated secured term loan agreement amended the terms of our $250.0 million secured term loan to, among other things, reduce the borrowing rate, extend the maturity date of the loan to August 1, 2012 and provide greater flexibility with respect to covenants. The amended loan bears interest at a floating rate equal to, at our option, either (a) reserve adjusted LIBOR plus 165 basis points or (b) the higher of (1) the prime rate then in effect plus 25 basis points and (2) the federal funds rate then in effect plus 75 basis points.
Off Balance Sheet Arrangements
     As of September 30, 2007, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Boston (see Note 11).
     McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. Significant accounting policies used by the unconsolidated partnership that owns this property are similar to those used by us. The assets of McKellar Court were $16.6 million and $16.7 million and the liabilities were $10.8 million and $10.9 million at September 30, 2007 and December 31, 2006, respectively. Our equity in net income of McKellar Court was $22,000 and $20,000 for the three months ended September 30, 2007 and 2006, respectively, and $64,000 and $62,000 for the nine months ended September 30, 2007 and 2006, respectively.
     PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. We have contributed 20% of the initial capital to the PREI limited liability companies. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. Significant accounting policies used by the PREI limited liability companies are similar to those used by us. The assets of the PREI limited liability companies were $532.7 million and the liabilities were $435.6 million at September 30, 2007. Our equity in net loss of the PREI limited liability companies was $293,000 and $767,000 for the three and nine months ended September 30, 2007, respectively.
     We are the primary beneficiary in four other variable interest entities, which we consolidate and which are reflected in our consolidated financial statements.

     Our proportionate share of outstanding debt related to our unconsolidated partnerships was equal to approximately $85.2 million as of September 30, 2007. The table below summarizes the outstanding debt of these partnerships (dollars in thousands):

			Principal Amount (1)
	Ownership
Name	Percentage	Interest Rate (2)	September 30, 2007	December 31, 2006	Maturity Date
PREI I and PREI II (3)	20%	6.49%	$83,017	$—	April 3, 2008
McKellar Court (4)	21%	4.63%	2,210	2,230	January 1, 2010

Total			$85,227	$2,230

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of September 30, 2007.

(3)	Amount represents our proportionate share of the total draws outstanding under a $550.0 million secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 11). The remaining balance will be utilized to fund future construction costs at certain properties currently under development.

(4)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (including $206,000 of unamortized debt premium).
     In connection with the acquisition of certain properties by PREI II LLC in April 2007, it assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $3.6 million, which was recognized at the time of acquisition as an increase to the assets acquired and the recognition of a corresponding liability, in accordance with the guidance provided in SFAS No. 143, Accounting for Asset Retirement Obligations.
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
     The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2007:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2005	March 14, 2005	April 15, 2005	$0.2700	$—
June 30, 2005	June 3, 2005	July 15, 2005	0.2700	—
September 30, 2005	September 14, 2005	October 17, 2005	0.2700	—
December 31, 2005	December 13, 2005	January 16, 2006	0.2700	—
March 31, 2006	February 27, 2006	April 17, 2006	0.2900	—
June 30, 2006	May 19, 2006	July 17, 2006	0.2900	—
September 30, 2006	September 14, 2006	October 16, 2006	0.2900	—
December 31, 2006	December 13, 2006	January 16, 2007	0.2900	—
March 31, 2007	March 15, 2007	April 16, 2007	0.3100	0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094

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
     Portions of our unsecured line of credit and secured construction loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.
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
     As of September 30, 2007, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Debt Summary (1)	Total Debt	End of Quarter
Fixed interest rate (2)	$572,341	40.0%	5.15%
Variable interest rate (3)	856,751	60.0%	6.04%

Total/effective interest rate	$1,429,092	100.0%	5.68%

(1)	Debt summary includes only consolidated indebtedness.

(2)	Includes 16 mortgage notes payable secured by certain of our properties (including $11.5 million of unamortized premium) and our exchangeable notes.

(3)	Includes our unsecured line of credit and our secured construction loan, both of which bear interest based on LIBOR, plus a credit spread. Also includes our $250.0 million secured term loan, which bears a LIBOR-indexed variable interest rate. However, we have entered into an interest rate swap agreement that effectively fixes the interest rate on the entire $250.0 million outstanding balance at a rate of 5.8% until the interest rate swap expires in 2010. We have entered into four interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $205.0 million of our unsecured line of credit and $330.0 million of our secured construction loan at 5.8% and 6.1%, respectively. We have also entered into four forward starting swap agreements, which will have the effect of fixing the interest rate on $450.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%.
     To determine the fair-value of our outstanding indebtedness (including our proportionate share of indebtedness of our unconsolidated partnerships), the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At September 30, 2007, the fair-value of the fixed-rate debt was estimated to be $543.3 million compared to the net carrying value of $574.8 million (includes $11.7 million of premium with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of September 30, 2007 in relation to total assets of $3.0 billion and equity market capitalization of $1.9 billion of our common stock, operating partnership and LTIP units, and preferred stock. At September 30, 2007, the fair-value of the debt of our investment in unconsolidated partnerships approximated the carrying value.
     Based on the outstanding balances of our unsecured line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balance for the PREI limited liability companies’ secured acquisition loan at September 30, 2007, a 1% change in interest rates would change our interest costs by approximately $9.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.2	First Amended and Restated Secured Term Loan Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.3	Multi-Tenant Industrial Lease, dated as of April 7, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.

10.4	First Amendment to Multi-Tenant Industrial Lease, dated as of September 1, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.

10.5	Second Amendment to Multi-Tenant Industrial Lease, dated as of August 21, 2007, by and between BMR-Torreyana LLC, as successor to AEW/LBA Acquisition Co. II, LLC, and Vertex Pharmaceuticals (San Diego) LLC, as successor to Aurora Biosciences Corporation.

10.6	First Amendment to Lease, dated as of February 28, 2007, by and between BMR-21 Erie Street LLC and Vertex Pharmaceuticals Incorporated.

10.7	Seventh Amendment to Lease, dated as of October 15, 2007, by and between BMR-40 Erie Street LLC, as successor to Fort Washington Limited Partnership, and Vertex Pharmaceuticals Incorporated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

/s/	ALAN D. GOLD

Alan D. Gold Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

/s/	KENT GRIFFIN

Kent Griffin
Chief Financial Officer
(Principal Financial Officer)
     Dated: November 8, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.2	First Amended and Restated Secured Term Loan Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.3	Multi-Tenant Industrial Lease, dated as of April 7, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.

10.4	First Amendment to Multi-Tenant Industrial Lease, dated as of September 1, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.

10.5	Second Amendment to Multi-Tenant Industrial Lease, dated as of August 21, 2007, by and between BMR-Torreyana LLC, as successor to AEW/LBA Acquisition Co. II, LLC, and Vertex Pharmaceuticals (San Diego) LLC, as successor to Aurora Biosciences Corporation.

10.6	First Amendment to Lease, dated as of February 28, 2007, by and between BMR-21 Erie Street LLC and Vertex Pharmaceuticals Incorporated.

10.7	Seventh Amendment to Lease, dated as of October 15, 2007, by and between BMR-40 Erie Street LLC, as successor to Fort Washington Limited Partnership, and Vertex Pharmaceuticals Incorporated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 7, 2007.