Form 10-K
period 2007-12-31
BioMed Realty Trust Inc
filed 2008-02-29
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 1-32261

BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
17190 Bernardo Center Drive	92128
San Diego, California	(Zip Code)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 65,153,088 shares of common stock held by non-affiliates of the registrant was $1,636,645,571 based upon the last reported sale price of $25.12 per share on the New York Stock Exchange on June 29, 2007, the last business day of its most recently completed second quarter.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 28, 2008 was 65,592,685.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its May 21, 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.

FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

We were incorporated in Maryland on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. As of December 31, 2007, we owned or had interests in 67 properties, consisting of 103 buildings with approximately 8.5 million rentable square feet of laboratory and office space. Our operating portfolio, comprising approximately 6.6 million rentable square feet, was 93.8% leased to 112 tenants, not including approximately 1.8 million square feet that was available for redevelopment. In addition, we have properties with approximately 1.9 million rentable square feet under construction and undeveloped land that we estimate can support up to an additional 1.3 million rentable square feet of laboratory and office space.

Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 28, 2008, we had 113 employees.

Our principal offices are located at 17190 Bernardo Center Drive, San Diego, California 92128. Our telephone number at that location is (858) 485-9840. Our website is located at www.biomedrealty.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You can also access on our website our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter.

2007 Highlights

During 2007, we executed 53 leasing transactions representing approximately 1.5 million square feet, including 40 new leases totaling approximately 661,000 square feet and 13 leases amended to extend their terms and totaling approximately 839,000 square feet. On January 26, 2007, we signed a new, long-term lease and amended an existing lease with Illumina, Inc. for approximately 193,000 square feet of office and laboratory space at our Towne Centre Drive property in San Diego, California. Under the new lease, Illumina will expand into a new 84,000 square foot building being constructed at the property. Once completed and occupied, Illumina will lease the new building for a 15-year term. In addition, Illumina extended its lease for the 109,270 square feet it currently occupies at Towne Centre Drive by nine years to 2023 to correspond with the new 15-year lease on the building being constructed. On November 16, 2007, we signed a new, six-year lease and amended an existing lease with Centocor, Inc. (a subsidiary of Johnson & Johnson) for approximately 374,000 square feet at our King of Prussia property in Pennsylvania. Under the new lease, Centocor will expand into an additional 43,000 square feet at the property. In addition, Centocor extended its lease for the 331,000 square feet it currently occupies by four years, to 2014, to correspond with the new six-year lease.

On January 18, 2007, we completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share, resulting in net proceeds of approximately $222.4 million.

On April 2, 2007, we promoted Karen A. Sztraicher to the position of Vice President, Finance and Treasurer and appointed Greg Lubushkin to serve as Vice President — Chief Accounting Officer.

On April 4, 2007, we formed two limited liability companies with Prudential Real Estate Investors (“PREI”), which we refer to as PREI I LLC and PREI II LLC. PREI I LLC and PREI II LLC subsequently acquired a portfolio of stabilized and development properties totaling approximately 470,000 rentable square feet, primarily located in Cambridge, Massachusetts, with a development parcel in Houston, Texas, and a laboratory/office building and leasehold interests in surrounding properties in New Haven, Connecticut, for a purchase price of approximately $506.7 million, excluding closing costs. The acquired properties also included an operating garage facility with 503 spaces, an operating below grade garage facility with approximately 1,400 spaces, and an additional below grade garage facility at one of the buildings under construction that we estimate can support up to 560 spaces upon completion.

On August 1, 2007, we amended our unsecured revolving line of credit, increasing the borrowing capacity from $500.0 million to $600.0 million, reducing the interest rate, and extending the maturity date to August 1, 2011. We may increase the borrowing capacity to $1.0 billion subject to certain conditions. In addition, we may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. Also, on August 1, 2007, we amended our secured term loan, reducing the interest rate and extending the maturity date to August 1, 2012.

On December 12, 2007, we appointed Richard Gilchrist to our board of directors. Mr. Gilchrist is the President of the Investment Properties Group for The Irvine Company, a privately-held real estate investment company.

During 2007, including our investments in limited liability companies with PREI, we acquired 14 properties, consisting of 1.0 million rentable square feet of laboratory and office space, as well as approximately 700,000 rentable square feet under construction and undeveloped land, for an aggregate purchase price of approximately $653.8 million, excluding closing costs. Also during 2007, we disposed of four non-core properties representing 378,000 rentable square feet, including one undeveloped land parcel, for approximately $60.6 million, excluding closing costs.

In addition to our investments with PREI, we acquired the following properties during the year ended December 31, 2007 (dollars in thousands):

		Rentable
Property	Acquisition Date	Square Feet	Purchase Price

Torreyana Road	March 22, 2007	81,204	$33,000
6114-6154 Nancy Ridge Drive	May 2, 2007	112,000	50,100
9920 Belward Campus Drive	May 8, 2007	51,181	15,000
Pacific Center Boulevard	August 24, 2007	66,745	16,500
Forbes Boulevard	September 5, 2007	237,984	32,500

		549,114	$147,100

During 2007, we declared aggregate dividends on our common stock of $1.24 per common share and aggregate dividends on our preferred stock of $1.83352 per preferred share.

Subsequent Events

On February 13, 2008, a wholly owned entity of PREI I LLC entered into a secured construction loan facility with Wachovia Bank, National Association and certain other lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street (Kendall B), a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and will also be used to fund the balance of the anticipated cost to complete construction of the project. In addition, on February 19, 2008, the PREI limited liability companies extended the term of the secured acquisition and interim loan facility by one year to April 3, 2009, with no additional changes to the pricing or terms of the facility.

Growth Strategy

Our success and future growth potential are based upon the unique real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this large and fast growing industry.

Our internal growth strategy includes:

•	negotiating leases with contractual rental rate increases in order to provide predictable and consistent earnings growth,

•	creating strong relationships with our tenants to enable us to identify and capitalize on opportunities to renew or extend existing leases or to provide expansion space,

•	redeveloping currently owned non-laboratory space into higher yielding laboratory facilities, and

•	developing new laboratory and office space on land we have acquired for development.

Our external growth strategy includes:

•	acquiring well-located properties leased to high-quality life science tenants with attractive in-place yields and long-term growth potential,

•	investing in properties with leasing opportunities, capitalizing on our industry relationships to enter into new leases, and

•	investing in redevelopment and development projects, capitalizing on our development platform that we believe will serve as an additional catalyst for future growth.

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

Positive Life Science Industry Trends

We expect continued growth in the life science industry due to several factors:

•	the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives,

•	the existing high level of, and continuing increase in, research and development expenditures, as represented by a Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by its members climbed to a record $43.0 billion in 2006 from $39.9 billion in the prior year, and when combined with non-member companies, totaled a record $55.2 billion in 2006, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.

We are uniquely positioned to benefit from these favorable dynamics through the demand for space for research, development and production by our life science industry tenants.

Experienced Management

We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns and growth for our stockholders. Our executive officers have acquired, developed, owned, leased and managed in excess of $4.0 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.

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

Environmental Matters

Under various federal, state and local environmental laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and remediate releases or threats of releases of hazardous or toxic substances or petroleum products at such property, and may be held liable for property damage, personal injury damages and investigation, clean-up and monitoring costs incurred in connection with the actual or threatened contamination. Such laws typically impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under such laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may obtain contributions from the other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial, and can exceed the value of the property. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using such property as collateral, and may adversely impact our investment in that property.

Federal asbestos regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the actual or potential presence of asbestos-containing materials, or ACMs, in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.

Federal, state and local environmental laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and other pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to our stockholders” under Item 1A. below.

In addition, our leases generally provide that (1) the tenant is responsible for all environmental liabilities relating to the tenant’s operations, (2) we are indemnified for such liabilities and (3) the tenant must comply with all environmental laws and regulations. Such a contractual arrangement, however, does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not parties to such an arrangement. Noncompliance with environmental or health and safety requirements may also result in the need to cease or alter operations at a property, which could affect the financial health of a tenant and its ability to make lease payments. In addition, if there is a violation of such a requirement in connection with a tenant’s operations, it is possible that we, as the owner of the property, could be held accountable by governmental authorities (or other injured parties) for such violation and could be required to correct the violation and pay related fines. In certain situations, we have agreed to indemnify tenants for conditions preceding their lease term, or that do not result from their operations.

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

While we may purchase our properties on an “as is” basis, most of our purchase contracts contain an environmental contingency clause, which permits us to reject a property because of any environmental hazard at such property. We receive environmental reports on all prospective properties.

We believe that our properties comply in all material respects with all federal and state regulations regarding hazardous or toxic substances and other environmental matters.

Insurance

We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Science Center Drive, 9911 Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry —

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below.

Competition

We face competition from various entities for investment opportunities in properties for life science tenants, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Because properties designed for life science tenants typically contain improvements that are specific to tenants operating in the life science industry, we believe that we will be able to maximize returns on investments as a result of:

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

As of December 31, 2007, we had 117 tenants in 67 total properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 20.3% and 13.1%, respectively, of our annualized base rent as of December 31, 2007, and 10.9% and 8.1%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment. Because we depend on rental payments from a limited number of tenants, the inability of any single tenant to make its lease payments could adversely affect us and our ability to make distributions to our stockholders.

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

We continue to evaluate the market for available properties and may acquire office, laboratory and other properties when opportunities exist. We also may develop or substantially renovate office and other properties. Acquisition, development and renovation activities are subject to significant risks, including:

•	changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction,

•	we may be unable to obtain financing on favorable terms (or at all),

•	we may spend more time or money than we budget to improve or renovate acquired properties or to develop new properties,

•	we may be unable to quickly and efficiently integrate new properties, particularly if we acquire portfolios of properties, into our existing operations,

•	we may fail to obtain the financial results expected from the properties we acquire or develop, making them unprofitable or less profitable than we had expected,

•	market and economic conditions may result in higher than expected vacancy rates and lower than expected rental rates,

•	we may fail to retain tenants that have pre-leased our properties under development if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications,

•	we have a limited history in conducting ground-up construction activities,

•	if we develop properties, we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations,

•	acquired and developed properties may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service, and

•	we may acquire land, properties or entities owning properties, which are subject to liabilities and for which, in the case of unknown liabilities, we may have limited or no recourse.

As of December 31, 2007, five of the properties we owned or had interests in were under development, constituting approximately 1.9 million square feet. As a result of these projects, we may face increased risk with respect to our development activities.

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

Life science entities comprise the vast majority of our tenant base. Because of our dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business, and thus our ability to make distributions to our stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:

•	Our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies. If private investors, the government, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

•	The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect our tenant’s entire business and its ability to pay rent.

•	Our tenants with marketable products may be adversely affected by health care reform efforts and the reimbursement policies of government or private health care payers.

•	Our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.

•	Collaborative relationships with other life science entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.

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

The geographic concentration of our consolidated properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.

Twelve of our properties are located in the Boston area. As of December 31, 2007, these properties represented 24.6% of our annualized base rent and 15.4% of our total rentable square footage. Five of our properties are located in Maryland. As of December 31, 2007, these properties represented 22.3% of our annualized base rent and 13.5% of our total rentable square footage. In addition, 26 of our properties are located in California, with 15 in San Diego and eleven in San Francisco. As of December 31, 2007, these properties represented 24.7% of our annualized base rent and 42.6% of our total rentable square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our eleven properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. In addition, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the 15 properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.

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

In addition to the 13 properties we acquired in connection with our initial public offering in August 2004, as of December 31, 2007, we had acquired or had acquired an interest in an additional 54 properties (net of property dispositions), and we expect to continue to expand. This anticipated growth will require substantial attention from our existing management team, which may divert management’s attention from our current properties. Implementing our growth plan will also require that we expand our management and staff with qualified and experienced personnel and that we implement administrative, accounting and operational systems sufficient to integrate new properties into our portfolio. We also must manage future property acquisitions without incurring unanticipated costs or disrupting the operations at our existing properties. Managing new properties requires a focus on leasing and retaining tenants. If we fail to successfully integrate future acquisitions into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

Our success depends on key personnel with extensive experience dealing with the real estate needs of life science tenants, and the loss of these key personnel could threaten our ability to operate our business successfully.

Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Mr. Gold, our Chairman, President and Chief Executive Officer, Mr. Kreitzer, our Executive Vice President, General Counsel and Secretary, Mr. Wilson, our Executive Vice President, Mr. McDevitt, our Regional Executive Vice President, and Mr. Griffin, our Chief Financial Officer. Among the reasons that Messrs. Gold, Kreitzer, Wilson, McDevitt and Griffin are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Kreitzer, Wilson, McDevitt and Griffin, but we cannot guarantee that they will not terminate their employment prior to the end of the term.

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

We face competition from various entities for investment opportunities in properties for life science tenants, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders.

We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Science Center Drive, 9911 Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, our scheduled principal payments on debt and our capital expenditure requirements. Events and conditions that are beyond our control may decrease our cash available for distribution and the value of our properties. These events include:

•	local oversupply, increased competition or reduced demand for life science office and laboratory space,

•	inability to collect rent from tenants,

•	vacancies or our inability to rent space on favorable terms,

•	increased operating costs, including insurance premiums, utilities and real estate taxes,

•	the ongoing need for capital improvements, particularly in older structures,

•	unanticipated delays in the completion of our development or redevelopment projects,

•	costs of complying with changes in governmental regulations, including tax laws,

•	the relative illiquidity of real estate investments,

•	changing submarket demographics, and

•	civil unrest, acts of war and natural disasters, including earthquakes, floods and fires, which may result in uninsured and underinsured losses.

In addition, we could experience a general decline in rents or an increased incidence of defaults under existing leases if any of the following occur:

•	periods of economic slowdown or recession,

•	rising interest rates,

•	declining demand for real estate, or

•	the public perception that any of these events may occur.

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

Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. If any of the parking leases or licenses associated with our Cambridge portfolio were to expire, or if we were unable to assign these leases to a buyer, it would be more difficult for us to sell these properties and would adversely affect our ability to retain current tenants or attract new tenants at these properties. In addition, as a REIT, we may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.

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

Our properties may be subject to environmental liabilities. Under various federal, state and local laws, a current or previous owner, operator or tenant of real estate can face liability for environmental contamination created by the presence, discharge or threat of discharge of hazardous or toxic substances. Liabilities can include the cost to investigate, clean up and monitor the actual or threatened contamination and damages caused by the contamination (or threatened contamination). Environmental laws typically impose such liability on the current owner regardless of:

•	the owner’s knowledge of the contamination,

•	the timing of the contamination,

•	the cause of the contamination, or

•	the party responsible for the contamination.

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

Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our 675 West Kendall and 500 Kendall Street properties are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, in connection with our acquisition of certain properties through our investment in limited liability companies with PREI, PREI II LLC assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $3.6 million, but we cannot provide any assurance that the actual remediation costs will not be higher than this estimate. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.

Environmental laws also:

•	may require the removal or upgrade of underground storage tanks,

•	regulate the discharge of storm water, wastewater and other pollutants,

•	regulate air pollutant emissions,

•	regulate hazardous materials generation, management and disposal, and

•	regulate workplace health and safety.

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

All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties are not in compliance with the ADA, then we would be required to bring the offending properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected.

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

As of December 31, 2007, we had outstanding mortgage indebtedness of $368.8 million, excluding $10.9 million of debt premium; $250 million of borrowings under our secured term loan, secured by 14 of our properties; $2.2 million of mortgage indebtedness and $83.3 million of borrowings under a secured loan representing our proportionate share of indebtedness at our unconsolidated partnerships; $175 million of outstanding aggregate principal amount of 4.50% Exchangeable Senior Notes due 2026; $270.9 million in outstanding borrowings under our $600 million unsecured line of credit; and $425.2 million in outstanding borrowings under our $550 million secured construction loan, which is secured by our Center for Life Science | Boston property. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur.

Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development and redevelopment projects. In addition, the financial position of the lenders under our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities. These disruptions in the financial markets may have other adverse effects on us or the economy generally, which could cause our stock price to decline.

Our credit facilities include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to our stockholders.

Our credit facilities impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio requirement (as defined) during the terms of the loans, which could reduce our ability to incur additional debt and consequently reduce our ability to make distributions to our stockholders. Our credit facilities also contain limitations on our ability to make distributions to our stockholders in excess of those required to maintain our REIT status. Specifically, our credit facilities limit distributions to 95% of funds from operations, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. In addition, our credit facilities contain covenants that, among other things, limit our ability to further mortgage our properties or reduce insurance coverage, and that require us to maintain specified levels of net worth. These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans.

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

As of December 31, 2007, we had five interest rate swaps with an aggregate notional amount of $785.0 million under which, at each monthly settlement date, we either (1) receive the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting interest rate swap agreements, which are valued on the accompanying consolidated balance sheets at the net present value of the of the expected future cash flows on the swaps. At maturity of the forward starting interest rate swaps, we will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing. Other than these interest rate swaps, we have not entered into any hedging transactions. The fair value of our interest rate swaps was approximately ($21.8) million at December 31, 2007 and is included in other liabilities on the accompanying consolidated financial statements.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our $550 million secured construction loan, our $250 million secured term loan and our $600 million unsecured line of credit, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

If we fail to obtain external sources of capital, which is outside of our control, we may be unable to make distributions to our stockholders, maintain our REIT qualification, or fund growth.

In order to maintain our qualification as a REIT, we are required to distribute annually at least 90% of our REIT taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

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

Risks Related to Our Organizational Structure

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

We have investments in limited liability companies with PREI, which were formed in the second quarter of 2007. While we, as managing member, are authorized to carry out the day-to-day management of the business and affairs of the PREI limited liability companies, PREI’s prior written consent is required for certain decisions, including decisions relating to financing, budgeting and the sale or pledge of interests in the properties owned by the PREI limited liability companies.

In addition, each of the PREI operating agreements includes a put/call option whereby either member can cause the limited liability company to sell certain properties in which it holds leasehold interests to us at any time after the fifth anniversary and before the seventh anniversary of the acquisition date. The put/call option may be exercised at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale.

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

If we fail to qualify as a REIT in any taxable year, we will face serious adverse tax consequences that would substantially reduce the funds available for distribution to our stockholders because:

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as ordinary corporate distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock and our preferred stock.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To qualify as a REIT, we must distribute to our stockholders certain amounts each year based on our income as described above. At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status or to avoid the payment of income and excise taxes. These borrowing needs could result from:

•	differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes,

•	the effect of non-deductible capital expenditures,

•	the creation of reserves, or

•	required debt or amortization payments.

We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of our common stock or preferred stock.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of December 31, 2007, we had outstanding 65,571,304 shares of our common stock, as well as units in our operating partnership and long-term incentive plan (“LTIP”) units, which may be exchanged for 2,863,564 shares and 454,716 shares, respectively, of our common stock. In addition, as of December 31, 2007, we had reserved an additional 1,345,230 shares of common stock for future issuance under our incentive award plan.

Furthermore, under the rules adopted by the Securities and Exchange Commission in December 2005 regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

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

Existing Portfolio

At December 31, 2007, our portfolio consisted of 67 properties, which included 103 buildings with an aggregate of approximately 11.7 million rentable square feet of laboratory and office space (including our construction in progress and land parcel properties). We owned eight undeveloped land parcels adjacent to our existing properties that we estimate can support up to 1.3 million rentable square feet of laboratory and office space. We also had five properties under construction representing approximately 1.9 million rentable square feet of laboratory and office space.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), repositioning and redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2007:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased

Stabilized properties	40	5,472,851	99.2%	4	257,308	100.0%	44	5,730,159	99.2%
Lease up properties(1)	10	896,564	59.5%	1	n/a	n/a	11	896,564	59.5%

Total operating portfolio	50	6,369,415	93.6%	5	257,308	100.0%	55	6,626,723	93.8%
Repositioning and redevelopment properties	7	1,828,546	17.8%	—	—	n/a	7	1,828,546	17.8%

Total current portfolio	57	8,197,961	76.7%	5	257,308	100.0%	62	8,455,269	77.4%
Construction in progress(2)	3	1,241,000	72.0%	2	700,000	16.1%	5	1,941,000	51.8%
Land parcels	n/a	1,293,000	n/a	—	—	n/a	—	1,293,000	n/a

Total Portfolio/Weighted-Average(3)	60	10,731,961	76.1%	7	957,308	38.6%	67	11,689,269	73.0%

(1)	The unconsolidated partnership portfolio property within the lease up property category is the 301 Binney garage, which is not yet fully leased pending completion of development activities at the 301 Binney Street building.

(2)	We are currently developing a portion of our Landmark at Eastview property. However, we have not separated this previously undeveloped portion into a separate property for legal and accounting purposes. Therefore, we still classify the Landmark at Eastview property as a stabilized property on the above schedule although it is also included in our discussion of development properties.

(3)	Percent of rentable square feet leased excludes undeveloped land parcels.

Our current portfolio by market at December 31, 2007 was as follows:

			Percent				Annualized
			of			Percent of	Base Rent
	Number	Rentable	Rentable		Annualized	Annualized	per Leased
	of	Square	Square	Percent	Base Rent	Base Rent	Square Foot
Market	Properties	Feet	Feet	Leased(1)	Current(2)	Current	Current
					(In thousands)

Boston	12	1,297,166	15.4%	97.3%	$48,876	24.6%	$38.71
Maryland	5	1,144,968	13.5%	100.0%	44,336	22.3%	38.72
San Francisco	11	2,655,594	31.4%	44.9%	25,658	12.9%	21.50
San Diego	15	945,318	11.2%	84.3%	23,458	11.8%	26.97
New York/New Jersey	3	873,369	10.3%	87.1%	15,753	7.9%	20.71
Pennsylvania	7	778,251	9.2%	92.7%	14,920	7.5%	20.69
Seattle	4	253,788	3.0%	62.0%	5,740	3.0%	36.46
University Related — Other	3	249,507	3.0%	100.0%	7,349	3.8%	29.46

Total Consolidated Portfolio/Weighted-Average	60	8,197,961	97.0%	76.7%	186,090	93.8%	29.60
Unconsolidated Partnership Portfolio(3)	7	257,308	3.0%	100.0%	12,283	6.2%	47.74

Total Portfolio/Weighted-Average	67	8,455,269	100.0%	77.4%	$198,373	100.0%	$30.31

(1)	Percentage of leasable square footage in current portfolio subject to an existing lease.

(2)	In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2007, multiplied by 12 months. Includes contractual amounts to be received pursuant to master lease agreements with the sellers on certain properties, which are not included in rental income for U.S. generally accepted accounting principles, or GAAP.

(3)	Includes a portfolio of properties in Cambridge, Massachusetts and the McKellar Court property in San Diego, California. We are a member of the unconsolidated limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, and we are entitled to approximately 20% of the operating cash flows. We also own the general partnership interest in the unconsolidated limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

Properties we owned, or had an ownership interest in, at December 31, 2007 were as follows:

	Rentable	Percent
	Square Feet	Leased

Boston
Albany Street	75,003	100.0%
Center for Life Science | Boston(1)	—	—
Charles Street	47,912	100.0%
Coolidge Avenue	37,400	100.0%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	n/a
Fresh Pond Research Park	90,702	78.7%
675 West Kendall Street (Kendall A)	302,919	96.7%
500 Kendall Street (Kendall D)	349,325	98.5%
Sidney Street	191,904	100.0%
Vassar Street	52,520	100.0%

	Rentable	Percent
	Square Feet	Leased

Maryland
Beckley Street	77,225	100.0%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
Shady Grove Road(2)	635,058	100.0%
Tributary Street	91,592	100.0%
San Francisco
Ardentech Court(3)	55,588	100.0%
Ardenwood Venture(4)	72,500	0.0%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	212,673	93.1%
Bridgeview Technology Park II	50,400	100.0%
Dumbarton Circle	44,000	100.0%
Eccles Avenue	152,145	100.0%
Forbes Boulevard	237,984	100.0%
Industrial Road	169,490	100.0%
Kaiser Drive	87,953	0.0%
Pacific Research Center(3)	1,389,517	7.4%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive(5)	61,286	100.0%
Faraday Avenue	28,704	100.0%
John Hopkins Court(3)	69,946	0.0%
6114-6154 Nancy Ridge Drive	112,000	100.0%
6828 Nancy Ridge Drive	42,138	100.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	43.3%
San Diego Science Center	105,364	73.9%
Science Center Drive	53,740	100.0%
Sorrento Valley Boulevard	54,924	86.3%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive(1)	—	—
9885 Towne Centre Drive	115,870	100.0%
Waples Street(6)	50,055	90.0%
New York/New Jersey
Graphics Drive	72,300	44.3%
Landmark at Eastview(2)	751,648	97.0%
One Research Way(3)	49,421	0.0%
Pennsylvania
Eisenhower Road	27,750	0.0%
George Patterson Boulevard	71,500	100.0%
King of Prussia	427,109	100.0%
Phoenixville Pike	104,400	74.2%
Spring Mill Drive	76,378	96.9%
900 Uniqema Boulevard(7)	11,293	100.0%
1000 Uniqema Boulevard(7)	59,821	100.0%

	Rentable	Percent
	Square Feet	Leased

Seattle
Elliott Avenue(5)	134,989	47.3%
Fairview Avenue(1)(8)	—	—
Monte Villa Parkway	51,000	100.0%
217th Place(5)	67,799	62.9%
University Related — Other
Lucent Drive(9)	21,500	100.0%
Trade Centre Avenue(10)	78,023	100.0%
Walnut Street(11)	149,984	100.0%

Total Consolidated Portfolio/Weighted-Average	8,197,961	76.7%

Unconsolidated Portfolio:
McKellar Court(12)	72,863	100.0%
320 Bent Street(13)	184,445	100.0%
301 Binney Street(1)(13)	—	—
301 Binney Garage(13)	503 Stalls	n/a
650 E. Kendall Street (Kendall B)(1)(13)	—	—
350 E. Kendall Street Garage (Kendall F)(13)	1,409 Stalls	n/a
Kendall Crossing Apartments(13)	37 Apts.	n/a

Total Portfolio/Weighted-Average	8,455,269	77.4%

(1)	The entire property was under development at December 31, 2007.

(2)	A previously undeveloped portion of the property was undergoing development at December 31, 2007.

(3)	The entire property was undergoing redevelopment at December 31, 2007.

(4)	We own an 87.5% membership interest in the limited liability company that owns this property.

(5)	A portion of the property was undergoing redevelopment at December 31, 2007.

(6)	We own 70% of the limited liability company that owns the Waples Street property, which entitles us to 90% of the cash flow from operations up to a 9.5% cumulative annual return, and then 75% of such distributions thereafter.

(7)	Located in New Castle, Delaware.

(8)	We own a 70% membership interest in the limited liability company that owns this property.

(9)	Located in Lebanon, New Hampshire.

(10)	Located in Longmont, Colorado.

(11)	Located in Boulder, Colorado.

(12)	We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows. The property is located in San Diego, California.

(13)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

Tenant Information

As of December 31, 2007, our consolidated and unconsolidated properties were leased to 117 tenants, and 89% of our annualized base rent was derived from tenants that were public companies or government agencies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2007:

			Annualized	Percent of
			Base Rent	Annualized
		Annualized	per Leased	Base Rent -	Lease
	Leased	Base Rent	Square Foot	Current	Expiration
Tenant	Square Feet	Current	Current	Total Portfolio	Date(s)
		(In thousands)

Human Genome Sciences, Inc.	924,970	$40,290	$43.56	20.3%	May 2026
Vertex Pharmaceuticals	685,286	25,948	37.86	13.1%	Multiple(1)
Genzyme Corporation	343,000	15,457	45.06	7.8%	July 2018
Centocor, Inc. (Johnson & Johnson)	374,387	8,387	22.40	4.2%	March 2014
Schering Corporation(2)	136,067	7,609	55.92	3.8%	August 2016
Array BioPharma, Inc.	228,007	6,801	29.83	3.4%	Multiple(3)
Nektar Therapeutics	100,040	4,533	45.32	2.3%	October 2016
Arena Pharmaceuticals, Inc.	112,000	4,513	40.30	2.3%	May 2027
Regeneron Pharmaceuticals, Inc.	230,911	4,355	18.86	2.2%	Multiple(4)
Illumina, Inc.	109,270	4,178	38.24	2.1%	October 2023

Total/Weighted-Average(5)	3,243,938	$122,071	$37.63	61.5%

(1)	191,904 square feet expires August 2010, 100,854 square feet expires December 2010, 20,608 square feet expires May 2012, 81,204 square feet expires September 2013, and 290,716 square feet expires April 2018.

(2)	We own 20% of the limited liability company that owns the property that this tenant occupies.

(3)	149,984 square feet expires July 2016 and 78,023 square feet expires August 2016.

(4)	203,890 square feet expires March 2009, which will be replaced with a 15-year 230,000 square foot lease at the new buildings to be constructed at the Landmark at Eastview property, and 27,021 square feet expires March 2024.

(5)	Without regard to any lease terminations and/or renewal options.

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

Item 3.	Legal Proceedings

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “BMR” since August 6, 2004. On February 27, 2008, the reported closing sale price per share for our common stock on the NYSE was $21.20 and there were approximately 129 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share

First Quarter 2006	$29.86	$23.75	$29.64	$0.29
Second Quarter 2006	$29.94	$25.95	$29.94	$0.29
Third Quarter 2006	$31.99	$28.28	$30.34	$0.29
Fourth Quarter 2006	$32.41	$27.71	$28.60	$0.29
First Quarter 2007	$31.20	$25.59	$26.30	$0.31
Second Quarter 2007	$29.94	$24.13	$25.12	$0.31
Third Quarter 2007	$26.20	$21.00	$24.10	$0.31
Fourth Quarter 2007	$26.25	$20.89	$23.17	$0.31

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

On December 7, 2007, our Operating Partnership issued 22,050 LTIP units to certain of our officers pursuant to our 2004 incentive award plan. The LTIP units are subject to vesting requirements, which lapse over a five-year period. Upon vesting, the LTIP units may be redeemed for an equal number of shares of our common stock or cash, at our election. The LTIP units were issued in reliance on the exemption provided by Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act. Each officer who received an award of LTIP units is an accredited investor and had access, through employment and other relationships, to adequate information about us and our Operating Partnership.

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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY TRUST, INC. PREDECESSOR
(Dollars in thousands, except per share data)

	BioMed Realty Trust, Inc.				Predecessor
				Period	Period
				August 11,	January 1,
				2004 through	2004 through
	Year Ended December 31,			December 31,	August 17,
	2007	2006	2005	2004	2004	2003

Statements of Income:
Revenues:
Total revenues	$266,109	$218,735	$138,784	$28,654	$3,714	$7,019

Expenses:
Rental operations and real estate taxes	71,142	60,999	46,358	11,619	353	830
Depreciation and amortization	72,202	65,063	39,378	7,853	600	955
General and administrative	21,870	18,085	13,278	3,130	—	—

Total expenses	165,214	144,147	99,014	22,602	953	1,785

Income from operations	100,895	74,588	39,770	6,052	2,761	5,234
Equity in net (loss)/income of unconsolidated partnerships	(893)	83	119	(11)	—	—
Interest income	990	1,102	1,333	190	—	1
Interest expense	(27,654)	(40,672)	(23,226)	(1,180)	(1,760)	(2,901)

Income from continuing operations before minority interests	73,338	35,101	17,996	5,051	1,001	2,334
Minority interests in continuing operations of consolidated partnerships	(45)	137	267	145	—	—
Minority interests in continuing operations of operating partnership	(2,412)	(1,670)	(1,271)	(414)	—	—

Income from continuing operations	70,881	33,568	16,992	4,782	1,001	2,334
Income from discontinued operations before gain on sale of assets and minority interests	639	1,542	57	—	—	—
Gain on sale of real estate assets	1,087	—	—	—	—	—
Minority interests attributable to discontinued operations	(74)	(77)	(3)	—	—	—

Income from discontinued operations	1,652	1,465	54	—	—	—

Net income	72,533	35,033	17,046	4,782	1,001	2,334
Preferred stock dividends	(16,868)	—	—	—	—	—

Net income available to common stockholders	$55,665	$35,033	$17,046	$4,782	$1,001	$2,334

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.83	$0.60	$0.44	$0.15	—	—
Diluted earnings per share	$0.83	$0.60	$0.43	$0.15	—	—
Net income per share available to common stockholders:
Basic earnings per share	$0.85	$0.63	$0.44	$0.15	—	—
Diluted earnings per share	$0.85	$0.62	$0.44	$0.15	—	—
Weighted-average common shares outstanding:
Basic	65,302,794	55,928,595	38,913,103	30,965,178	—	—
Diluted	68,269,985	59,018,004	42,091,195	33,767,575	—	—
Cash dividends declared per common share	$1.24	$1.16	$1.08	$0.4197	—	—
Cash dividends declared per preferred share	$1.83	—	—	—	—	—
Balance Sheet Data (at period end):
Investments in real estate, net	$2,805,983	$2,457,538	$1,129,371	$468,530	—	$47,025
Total assets	3,057,268	2,692,642	1,337,310	581,723	—	50,056
Total indebtedness	1,500,787	1,343,356	513,233	102,236	—	37,208
Total liabilities	1,653,052	1,458,610	586,162	137,639	—	37,597
Minority interests	17,280	19,319	20,673	22,267	—	—
Stockholders’ equity and partners’ capital	1,386,936	1,214,713	730,475	421,817	—	12,459
Other Data:
Cash flows from/(used in):(1)
Operating activities	114,843	101,535	54,762	14,497	—	2,416
Investing activities	(409,300)	(1,339,463)	(601,805)	(457,218)	—	(105)
Financing activities	282,273	1,243,280	539,486	470,433	—	(2,666)

(1)	Cash flow information for 2004 is combined for BioMed Realty Trust, Inc. and our predecessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At December 31, 2007, our portfolio consisted of 67 properties, which included 103 buildings with an aggregate of approximately 11.7 million rentable square feet of laboratory and office space (including our construction in progress and land parcel properties). We owned eight undeveloped land parcels adjacent to our existing properties that we estimate can support up to 1.3 million rentable square feet of laboratory and office space. We also had five properties under construction representing approximately 1.9 million rentable square feet of laboratory and office space.

Factors Which May Influence Future Operations

Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2007, our operating portfolio was 93.8% leased to 112 tenants. Leases representing approximately 5.6% of our rentable square footage expire during 2008 and leases representing approximately 5.6% of our rentable square footage expire during 2009. Our leasing strategy for 2008 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We also intend to proceed with additional new developments, as real estate market conditions permit.

Redevelopment/Development Properties

We are actively engaged in the redevelopment and development of certain properties in our portfolio. We believe that these activities will ultimately result in a return on our additional investment once the redevelopment and development activities have been completed and the properties are leased. However, redevelopment and development activities involve inherent risks and assumptions relating to our ability to fully lease the properties. Our expectation is that these properties will be fully leased upon completion of the construction activities. However, our ability to fully lease the properties may be adversely affected by changing market conditions, including periods of economic slowdown or recession, rising interest rates, declining demand for life science office and laboratory space, local oversupply of real estate assets, or competition from others, which may diminish our opportunities for leasing the property on favorable terms or at all. In addition, we may fail to retain tenants that have pre-leased our properties, or may face significant monetary penalties, if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications. Further, our competitors with greater resources may have more flexibility that we do in their ability to offer rental concessions to attract tenants to their properties, which could put pressure on our ability to attract tenants at rental rates that will provide an expected return on our additional investment in these properties. As a result, we may be unable to fully lease some of our redevelopment/development properties in a timely manner upon the completion of major construction activities.

We also rely on external sources of debt and equity funding to provide capital for our redevelopment and development projects. Although we believe that we currently have sufficient borrowing capacity and will be able to obtain additional funding as necessary, we may be unable to obtain financing on favorable terms (or at all) or we may be forced to seek alternative sources of potentially less attractive financing, which may require us to adjust our business and construction plans accordingly. Further, we may spend more time or money than anticipated to redevelop or develop our properties due to delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations or other unanticipated delays in the construction.

The following summarizes our consolidated properties under repositioning or redevelopment at December 31, 2007:

	Total Property	Percent	Estimated
	Rentable	Leased or	In-Service
Property	Square Feet	Pre-Leased	Date(1)

Ardentech Court	55,588	100.0%	Q1 2008
Bernardo Center Drive(2)	61,286	100.0%	Q1 2008
Elliott Avenue(3)	134,989	47.3%	Q4 2009
John Hopkins Court	69,946	0.0%	Q3 2008
One Research Way	49,421	0.0%	Q2 2008
Pacific Research Center	1,389,517	7.4%	Q2 2009
217th Place	67,799	62.9%	Q3 2008

Total/Weighted-Average	1,828,546	17.8%

(1)	Our estimate of the time in which redevelopment will be substantially complete. A project is considered substantially complete and held available for its intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities. We currently estimate that we will invest up to an additional $185.0 million before the redevelopment on these properties is substantially complete.

(2)	Includes 51,980 square feet leased to our Operating Partnership for use as our corporate headquarters. No revenue will be recognized with respect to this related party lease.

(3)	We anticipate that the property will be vacant upon the expiration of the remaining lease in the first quarter of 2008.

The following summarizes our consolidated properties under development at December 31, 2007:

	Estimated			Estimated	Estimated
	Rentable	Percent	Investment	Total	In-Service
Property	Square Feet	Pre-Leased	to Date	Investment	Date(1)
			(Dollars in thousands)

Center for Life Science | Boston	703,000	81.1%	$664,000	$730,000	Q1 2009
Fairview Avenue(2)	94,000	17.9%	20,700	44,000	Q1 2009
Landmark at Eastview(3)	360,000	63.8%	42,000	145,000	Q2 2009
9865 Towne Centre Drive	84,000	100.0%	13,800	30,000	Q3 2008

Total/Weighted-Average	1,241,000	72.0%	$740,500	$949,000

(1)	Our estimate of the time in which development will be substantially complete. A project is considered substantially complete and held available for its intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities.

(2)	We own a 70% membership interest in the limited liability company that owns this property.

(3)	We are currently developing a portion of our Landmark at Eastview property. However, we have not separated this previously undeveloped portion into a separate property for legal and accounting purposes. Therefore, we still classify the Landmark at Eastview property as a stabilized property although it is also included in our discussion of development properties.

Lease Expirations

The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2007. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

	Rentable	Percent of			Annualized
	Square	Total Rentable		Percent of	Base Rent
	Feet of	Square Feet of	Annualized	Annualized	per Leased
	Expiring	Expiring	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Leases	Leases	Current	Current	Current
			(In thousands)

2008(1)	358,248	5.6%	$8,195	4.2%	$22.87
2009	366,332	5.6%	6,987	3.5%	19.07
2010	753,846	11.5%	16,979	8.6%	22.52
2011	360,856	5.5%	12,519	6.3%	34.69
2012	407,964	6.2%	9,116	4.6%	22.34
2013	507,067	7.7%	9,930	5.0%	19.58
2014	562,771	8.6%	12,211	6.2%	21.70
2015	84,157	1.3%	2,671	1.3%	31.73
2016	603,067	9.2%	22,295	11.2%	36.97
2017	147,266	2.3%	2,424	1.2%	16.46
Thereafter	2,392,453	36.5%	95,047	47.9%	39.73

Total Portfolio/Weighted-Average	6,544,027	100.0%	$198,374	100.0%	$30.31

(1)	Includes current month-to-month leases.

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

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Our estimates of useful lives have a direct impact on our net income. If expected useful lives of our investments in real estate were shortened, we would depreciate the assets over a shorter time period, resulting in an increase to depreciation expense and a corresponding decrease to net income on an annual basis.

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. The fair value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements are recorded based on a variety of considerations including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period. The fair value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.

Costs incurred in connection with the acquisition, development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. We capitalize costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacement and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair-value.

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of the fair market lease rates for the corresponding in-

place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on our assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are recoverable from tenants under the terms of our lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Tenant recovery revenue is recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with Emerging Issues Tax Force Issue (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

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

Payments received under master lease agreements entered into with the sellers of properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls.

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

If FIN 46R does not apply, we consider EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of the partnership or limited liability company is required.

Except for investments that are consolidated in accordance with FIN 46R or EITF 04-5, we account for investments in entities over which we exercise significant influence, but do not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity in the investment is reflected in the consolidated balance sheets and our share of net income or loss is included in our consolidated statements of income.

On a periodic basis, we assess whether there are any indicators that the carrying value of our investments in partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if our estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment.

Derivative Instruments

We record all derivatives on the balance sheet at fair-value. The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007 and 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, account for all of our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

Results of Operations

The following is a comparison, for the years ended December 31, 2007 and 2006 and for the years ended December 31, 2006 and 2005, of the consolidated operating results of BioMed Realty Trust, Inc.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment and new properties and discontinued operations), redevelopment/development properties (properties that were under redevelopment or development during either of the years ended December 31, 2007 or 2006), and new properties (properties that were not owned for each of the full years ended December 31, 2007 and 2006 and were not under redevelopment/development), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2007	2006	2007	2006	2007	2006

Rental	$109,485	$107,367	$16,957	$21,944	$69,554	$35,176
Tenant recoveries	48,992	46,798	6,837	5,317	5,906	2,045
Other income	1,194	84	7,184	4	—	—

Total revenues	$159,671	$154,249	$30,978	$27,265	$75,460	$37,221

Rental operations	$42,457	$37,356	$5,236	$2,596	$3,096	$671
Real estate taxes	13,417	15,288	2,896	3,494	4,040	1,594
Depreciation and amortization	43,465	44,233	10,446	11,929	18,291	8,901

Total expenses	$99,339	$96,877	$18,578	$18,019	$25,427	$11,166

Rental Revenues.  Rental revenues increased $31.5 million to $196.0 million for the year ended December 31, 2007 compared to $164.5 million for the year ended December 31, 2006. The increase was primarily due to acquisitions in 2006 and 2007, partially offset by properties that generated revenues during 2006 and subsequently entered into redevelopment. Same property rental revenues increased $2.1 million, or 2.0%, for the year ended December 31, 2007 compared to the same period in 2006. The increase in same property rental revenues was primarily a result of a full year of rental revenues in 2007 for new leases at our 21 Erie Street, Industrial Road, Landmark at Eastview, and 6828 Nancy Ridge Drive properties, partially offset by the loss of rental revenues related to higher vacancy rates at certain properties.

Tenant Recoveries.  Revenues from tenant reimbursements increased $7.6 million to $61.7 million for the year ended December 31, 2007 compared to $54.1 million for the year ended December 31, 2006. The increase was primarily due to acquisitions during 2006 and 2007 and redevelopment properties that were placed in service in 2007. Same property tenant recoveries increased $2.2 million, or 4.7%, for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of tenant recoveries for new leases in 2007, partially offset by a decrease in real estate tax expense at certain properties.

Other Income.  Other income was $8.4 million for the year ended December 31, 2007 compared to $88,000 for the year ended December 31, 2006. Other income for the year ended December 31, 2007 included $7.7 million of gains on early termination of leases and $739,000 of development fees earned from the PREI limited liability companies.

Rental Operations Expense.  Rental operations expense increased $10.2 million to $50.8 million for the year ended December 31, 2007 compared to $40.6 million for the year ended December 31, 2006. The increase was primarily due to the inclusion of rental operations expense for acquired and redevelopment properties (net of amounts capitalized) during 2006 and 2007 and an increase in same property rental operations expense of $5.1 million, or 13.7%, for the year ended December 31, 2007 compared to 2006. The increase in same property rental operations expense is primarily due to the hiring of additional property management personnel and related expansion of our operations in 2006 and 2007 and increased operating expenses at certain properties.

Real Estate Tax Expense.  Real estate tax expense was $20.4 million for the years ended December 31, 2007 and 2006. Real estate tax expense increased as a result of the inclusion of property taxes for the properties acquired in 2006 and 2007, but was offset by a decrease in same property real estate tax expense of $1.9 million, or 12.2%, for the year ended December 31, 2007 compared to the same period in 2006. The decrease in same property real estate tax expense is primarily due to the capitalization of property taxes in connection with properties that were operating in 2006 and subsequently entered into redevelopment, the development of new buildings on a portion of our Landmark at Eastview property, and a reassessment of property taxes due to successful appeals at certain of our properties.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $7.1 million to $72.2 million for the year ended December 31, 2007 compared to $65.1 million for the year ended December 31, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to an early lease termination in the amount of $1.6 million, which is included as a redevelopment property. The increase was partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, which is expected to continue into 2008, and the full amortization of acquired intangible assets in 2007 and 2006 at certain properties.

General and Administrative Expenses.  General and administrative expenses increased $3.8 million to $21.9 million for the year ended December 31, 2007 compared to $18.1 million for the year ended December 31, 2006. The increase was primarily due to growth in the corporate infrastructure necessary to support our expanded property portfolio and an increase in stock compensation costs resulting from increased stock awards to employees and the vesting of restricted stock from previous years during 2007.

Equity in Net (Loss)/Income of Unconsolidated Partnerships.  Equity in net (loss)/income of unconsolidated partnerships decreased $976,000 to a loss of ($893,000) for the year ended December 31, 2007 compared to income of $83,000 for the year ended December 31, 2006. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies since formation in April 2007, offset by our allocation of the net income in the McKellar Court partnership for the year ended December 31, 2007.

Interest Expense.  Interest cost incurred for the year ended December 31, 2007 totaled $84.4 million compared to $48.3 million for the year ended December 31, 2006. Total interest cost incurred increased primarily as a result of higher borrowings for development and redevelopment activities, partially offset by decreases in borrowings for working capital purposes and decreases in the average interest rate on our outstanding borrowings. During the year ended December 31, 2007, we capitalized $56.7 million of interest compared to $7.6 million for the year ended December 31, 2006. The increase in capitalized interest reflects our increased development and redevelopment activities. Capitalized interest for the year ended December 31, 2007 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. We expect to continue to capitalize significant interest costs on these properties, and other properties currently under development or redevelopment, through the end of 2008, including the construction of new buildings at our Fairview Avenue, Landmark at Eastview, and Towne Centre Drive properties. Net of capitalized interest and the accretion of debt premium, interest expense decreased $13.0 million to $27.7 million for the year ended December 31, 2007 compared to $40.7 million for the year ended December 31, 2006.

Minority Interests.  Minority interests increased $908,000 to ($2.5) million for the year ended December 31, 2007 compared to ($1.6) million for year ended December 31, 2006. The increase in minority interests was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership and income in minority interests in our consolidated partnerships for the year ended December 31, 2007 compared to net losses in our consolidated partnerships for the year ended December 31, 2006.

Discontinued Operations.  In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations was approximately $1.7 million for the year ended December 31, 2007 (representing the results of operations through the date of sale in May and the gain on sale of $1.1 million) compared to income of $1.5 million from discontinued operations for the year ended December 31, 2006.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following table sets forth the basis for presenting the historical information for same properties (all properties except redevelopment and new properties and discontinued operations), redevelopment/development properties (properties that were under redevelopment or development during either of the years ended December 31, 2006 or 2005), and new properties (properties that were not owned for each of the full years ended December 31, 2006 and 2005 and were not under redevelopment/development), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2006	2005	2006	2005	2006	2005

Rental	$58,087	$58,092	$7,959	$33	$98,441	$34,465
Tenant recoveries	29,448	31,963	2,358	4	22,354	10,253
Other income	23	3,712	—	—	65	262

Total revenues	$87,558	$93,767	$10,317	$37	$120,860	$44,980

Rental operations	$27,973	$29,410	$615	$5	$12,035	$5,081
Real estate taxes	6,970	6,520	1,970	—	11,436	5,342
Depreciation and amortization	26,198	25,132	3,740	—	35,125	14,246

Total expenses	$61,141	$61,062	$6,325	$5	$58,596	$24,669

Rental Revenues.  Rental revenues increased $71.9 million to $164.5 million for the year ended December 31, 2006 compared to $92.6 million for the year ended December 31, 2005. The increase was primarily due to acquisitions in 2005 and 2006 and redevelopment properties that were generating revenue during part of 2006. Same property rental revenues for the years ended December 31, 2006 and 2005 were $58.1 million.

Tenant Recoveries.  Revenues from tenant reimbursements increased $12.0 million to $54.2 million for the year ended December 31, 2006 compared to $42.2 million for the year ended December 31, 2005. The increase was primarily due to acquisitions in 2005 and 2006, partially offset by a decrease of same property tenant recoveries of approximately $2.5 million, or 7.9%, for the year ended December 31, 2006 compared to the same period in 2005. The same property decrease is primarily the result of lower utility expenses at certain properties.

Other Income.  Other income of $4.0 million for the year ended December 31, 2005 is comprised primarily of a gain on early termination of a lease of $3.5 million.

Rental Operations Expense.  Rental operations expense increased $6.1 million to $40.6 million for the year ended December 31, 2006 compared to $34.5 million for the year ended December 31, 2005. The increase was primarily due to acquisitions in 2005 and 2006 and redevelopment properties that were in our operating portfolio during part of 2006. Same property rental operations expense decreased approximately $1.4 million, or 4.9%, for the year ended December 31, 2006 compared to the same period in 2005 primarily due to lower utility expenses at certain properties.

Real Estate Tax Expense.  Real estate tax expense increased $8.5 million to $20.4 million for the year ended December 31, 2006 compared to $11.9 million for the year ended December 31, 2005. Real estate tax expense increased primarily due to acquisitions in 2005 and 2006. Same property real estate tax expense increased $450,000, or 6.9%, for the year ended December 31, 2006 compared to the same period in 2005, primarily due to a reassessment of the property taxes at certain properties.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $25.7 million to $65.1 million for the year ended December 31, 2006 compared to $39.4 million for the year ended December 31, 2005. The increase was primarily due to acquisitions in 2005 and 2006. In addition, same property depreciation and amortization expense increased approximately $1.1 million for the year ended December 31, 2006 compared to the same period in 2005, primarily as the result of the accelerated amortization of the net remaining balance of intangible assets totaling $947,000 due to the early termination of a lease and increased amortization for tenant improvements placed in service during 2006 and 2005.

General and Administrative Expenses.  General and administrative expenses increased $4.8 million to $18.1 million for the year ended December 31, 2006 compared to $13.3 million for the year ended December 31, 2005. The increase was primarily due to an increase in employees resulting in increased personnel and infrastructure costs. The year ended December 31, 2005 included a $619,000 increase to general and administrative expenses resulting from an adjustment to stock compensation expense related to restricted stock grants awarded to our executive officers and other employees at the time of our initial public offering in August 2004 that occurred in the periods prior to the year ended December 31, 2005.

Equity in Net (Loss)/Income of Unconsolidated Partnerships.  Equity in net (loss)/income of unconsolidated partnerships decreased $36,000 to net income of $83,000 for the year ended December 31, 2006 compared to net income of $119,000 for the year ended December 31, 2005.

Interest Expense.  Interest cost incurred for the year ended December 31, 2006 totaled $48.3 million compared to $23.9 million for the year ended December 31, 2005. Total interest cost incurred increased primarily as a result of higher borrowings, partially offset by a reduction of interest expense in 2006 due to the accretion of debt premium of $2.1 million. During the year ended December 31, 2006, we capitalized $7.6 million of interest compared to $704,000 for the year ended December 31, 2005. The increase in capitalized interest reflects our increased development and redevelopment activities. Capitalized interest for the year ended December 31, 2006 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. Net of capitalized interest and the accretion of debt premium, interest expense increased $17.5 million to $40.7 million for the year ended December 31, 2006 compared to $23.2 million for the year ended December 31, 2005.

Minority Interests.  Minority interests increased $545,000 to ($1.5) million for the year ended December 31, 2006, compared to ($1.0) million for the year ended December 31, 2005. The increase in minority interests was primarily related to an increase in income before minority interests allocable to minority interests in our Operating Partnership.

Discontinued Operations.  In May 2007, we completed the sale of our Colorow property and have accordingly reflected the property as discontinued operations in the consolidated statements of income for all periods presented. Income from discontinued operations increased $1.4 million to $1.5 million for the year ended December 31, 2006, compared to $54,000 for the year ended December 31, 2005 due to the inclusion of the Colorow property for a full year in 2006 (originally acquired December 22, 2005).

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net cash provided by operating activities	$114,843	$101,535	$54,762
Net cash used in investing activities	(409,300)	(1,339,463)	(601,805)
Net cash provided by financing activities	282,273	1,243,280	539,486
Ending cash and cash equivalents balance	13,479	25,664	20,312

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Net cash provided by operating activities increased $13.3 million to $114.8 million for the year ended December 31, 2007 compared to $101.5 million for the year ended December 31, 2006. The increase was primarily due to the increases in operating income before depreciation and amortization, partially offset by changes in operating assets and liabilities.

Net cash used in investing activities decreased $930.2 million to $409.3 million for the year ended December 31, 2007 compared to $1.3 billion for the year ended December 31, 2006. The decrease reflects a decrease in the cash used to acquire investments in real estate and related intangible assets (reflecting reduced acquisition activity) and cash received as proceeds from the sale of a property, partially offset by cash used for the purchases of interests in unconsolidated partnerships and funds held in escrow for acquisitions at December 31, 2007.

Net cash provided by financing activities decreased $961.0 million to $282.3 million for the year ended December 31, 2007 compared to $1.2 billion for the year ended December 31, 2006. The decrease reflects reduced financing requirements due to reduced acquisition activity, partially offset by an increase in dividends paid to common and preferred stockholders. Cash generated from the sale of preferred stock during the year ended December 31, 2007 was used principally to pay down the unsecured line of credit. In addition, cash from financing activities was provided by our unsecured line of credit and our secured construction loan during the year ended December 31, 2007.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Net cash provided by operating activities increased $46.8 million to $101.5 million for the year ended December 31, 2006 compared to $54.8 million for the year ended December 31, 2005. The increase was primarily due to the increase in operating income before depreciation and amortization, non-cash compensation expense related to the vesting of restricted common stock, add back of the revenue reduction related to the amortization of above-market lease intangible assets, and changes in other operating assets and liabilities.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding mortgage indebtedness, general and administrative expenses, and capital expenditures, tenant improvements and leasing commissions.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit and our secured construction loan to finance acquisition and development activities and capital expenditures on development projects on an interim basis.

Under the rules adopted by the Securities and Exchange Commission in December 2005 regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

On January 18, 2007, we completed the issuance of 9,200,000 shares, including the exercise of an over-allotment option of 1,200,000 shares, of 7.375% Series A cumulative redeemable preferred stock at $25.00 per share. The net proceeds of approximately $222.4 million were primarily used to repay outstanding borrowings on our unsecured line of credit.

Our total capitalization at December 31, 2007 was approximately $3.3 billion and was comprised of the following:

		Aggregate
		Principal
	Shares/Units	Amount or
	at December 31,	Dollar Value	Percent of Total
	2007	Equivalent	Capitalization
	(In thousands)

Debt:
Mortgage notes payable(1)		$379,680	11.4%
Secured construction loan		425,160	12.8%
Secured term loan		250,000	7.5%
Exchangeable notes		175,000	5.3%
Unsecured line of credit		270,947	8.1%

Total debt		1,500,787	45.1%
Equity:
Common shares outstanding(2)	65,571,304	1,519,287	45.7%
7.375% Series A Preferred shares outstanding(3)	9,200,000	230,000	6.9%
Operating partnership units outstanding(4)	2,863,564	66,349	2.0%
LTIP units outstanding(4)	454,716	10,536	0.3%

Total equity		1,826,172	54.9%

Total capitalization		$3,326,959	100.0%

(1)	Amount includes debt premiums of $10.9 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $23.17 per share on the last trading day of the year (December 31, 2007).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Our partnership and LTIP units are each individually convertible into one share of common stock at the market closing price of our common stock of $23.17 per share on the last trading day of the year (December 31, 2007).

As a result, our debt to total capitalization ratio was approximately 45.1% at December 31, 2007 (excluding our proportionate share of indebtedness from our unconsolidated partnerships). Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total capitalization ratio beyond the limit described above.

On August 1, 2007, our Operating Partnership entered into a second amended and restated unsecured credit agreement and a first amended and restated secured term loan agreement with KeyBank National Association (“KeyBank”), as administrative agent, and certain other lenders.

The second amended and restated unsecured credit agreement increased the borrowing capacity on our unsecured line of credit from $500.0 million to $600.0 million and extends the maturity date to August 1, 2011. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. In September 2007, we entered into three interest rate swap agreements, which were intended to have the effect of initially fixing the interest rate on $205.0 million of the unsecured line of credit at a weighted-average rate of 5.9% through September 2008. We have deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original unsecured line of credit over the remaining term. At December 31, 2007, we had $270.9 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 6.3% on the unhedged portion of the outstanding debt.

The first amended and restated secured term loan agreement amended the terms of our $250.0 million secured term loan, which is secured by the Company’s interests in 14 of our properties, to, among other things, reduce the borrowing rate, extend the maturity date of the loan to August 1, 2012 and provide greater flexibility with respect to covenants. The amended secured term loan bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points and (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by our interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. We entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate on the secured term loan at 5.8% until the interest rate swap expires in 2010. At December 31, 2007, we had $250.0 million in outstanding borrowings on our secured term loan.

The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. We believe that we were in compliance with the covenants as of December 31, 2007.

A summary of our outstanding consolidated mortgage notes payable as of December 31, 2007 is as follows (in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2007	2006	Maturity Date

Ardentech Court	7.25%	5.06%	$4,564	$4,658	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,335	15,730	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,508	11,625	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,113	2,164	May 5, 2008
Elliott Avenue	7.38%	4.63%	—	16,020	November 24, 2007
40 Erie Street	7.34%	4.90%	17,625	18,676	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	69,437	70,963	December 1, 2018
Lucent Drive	5.50%	5.50%	5,543	5,733	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,336	9,576	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,785	6,872	September 1, 2012
Road to the Cure	6.70%	5.78%	15,427	15,657	January 31, 2014
Science Center Drive	7.65%	5.04%	11,301	11,444	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,986	30,732	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,323	21,872	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,509	1,648	May 1, 2015

			368,792	390,370
Unamortized premiums			10,888	13,466

			$379,680	$403,836

Premiums were recorded upon assumption of the notes at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note.

As of December 31, 2007, principal payments due for our indebtedness (mortgage notes payable excluding debt premium of $10.9 million, secured term loan, secured construction loan, the exchangeable notes, and unsecured line of credit, excluding our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2008	$24,454
2009	430,186
2010	47,446
2011	297,167
2012	291,421
Thereafter	399,225

$1,489,899

As noted above, we have entered into derivative contracts known as interest rate swaps in order to hedge the risk of increase in interest rates on our $250.0 million secured term loan, our $600.0 million unsecured line of credit, and our $550.0 million secured construction loan. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting swap agreements, which have the effect of fixing the interest rate on the long-term debt that we expect to enter into upon completing the construction of the project in 2008. We record all derivatives on the balance sheet at fair-value. The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007 and 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, account for all of our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

As of December 31, 2007, we had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million. The forward starting swaps are valued on the accompanying consolidated balance sheets at the net present value of the expected future cash flows on the swaps. At maturity, we will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability, with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the resultant subsequent borrowing. No initial net investment was made to enter into these agreements.

As of December 31, 2007, we also had five interest rate swaps with an aggregate notional amount of $785.0 million under which at each monthly settlement date we either (1) receive the difference between the Strike Rate and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges our secured term loan. Each of the remaining four interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. Three of these interest rate swaps have an aggregate notional amount of $205.0 million and are initially intended to hedge interest payments associated with our unsecured line of credit. The remaining interest rate swap has a notional amount of $330.0 million and is initially intended to hedge interest payments associated with our secured construction loan. No initial investment was made to enter into the interest rate swap agreements.

For the years ended December 31, 2007, 2006, and 2005 an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our hedged debt. The change in net unrealized gains on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense of $3.1 million and $2.3 million, and an increase of $681,000 for the years ended December 31, 2007, 2006, and 2005, respectively. During 2008, we estimate that an additional $3.5 million will be reclassified as an increase to interest expense.

The following provides information with respect to our contractual obligations at December 31, 2007, including the maturities and scheduled principal repayments, but excluding related debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2007.

Obligation	2008	2009-2010	2011-2012	Thereafter	Total
	(In thousands)

Mortgage notes payable(1)	$24,454	$52,472	$67,641	$224,225	$368,792
Secured term loan	—	—	250,000	—	250,000
Secured construction loan(2)	—	425,160	—	—	425,160
Exchangeable senior notes	—	—	—	175,000	175,000
Unsecured line of credit(3)	—	—	270,947	—	270,947
Share of debt of unconsolidated partnerships(4)	83,314	2,174	—	—	85,488
Interest payments on debt obligations(5)	97,037	151,402	87,833	161,463	497,735
Construction projects	77,166	—	—	—	77,166
Tenant obligations(6)	84,257	31,248	866	—	116,371
Lease commissions	6,792	962	—	—	7,754

Total	$373,020	$663,418	$677,287	$560,688	$2,274,413

(1)	Balance excludes $10.9 million of unamortized debt premium.

(2)	The secured construction loan matures on November 16, 2009, but we may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee.

(3)	The unsecured line of credit matures on August 1, 2011, but we may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(4)	The maturity date of the secured acquisition and interim loan held by the PREI limited liability companies was extended by one year to April 3, 2009 in February 2008.

(5)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2007, excluding the effect of the interest rate swaps on the underlying debt.

(6)	Committed tenant-related obligations based on executed leases as of December 31, 2007.

Funds from Operations

We present funds from operations, or FFO, available to common shares and partnership and LTIP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the years ended December 31, 2007 and 2006 (in thousands, except share data) was as follows:

	Year Ended December 31,
	2007	2006

Net income available to common stockholders	$55,665	$35,033
Adjustments:
Minority interests in operating partnership	2,486	1,747
Gain on sale of real estate assets	(1,087)	—
Depreciation and amortization — unconsolidated partnerships	1,139	80
Depreciation and amortization — consolidated entities-discontinued operations	228	550
Depreciation and amortization — consolidated entities-continuing operations	72,202	65,060
Depreciation and amortization — allocable to minority interest of consolidated joint ventures	(285)	—

Funds from operations available to common shares and partnership and LTIP units	$130,348	$102,470

Funds from operations per share — diluted	$1.91	$1.74

Weighted-average common shares outstanding — diluted	68,269,985	59,018,004

Off Balance Sheet Arrangements

As of December 31, 2007, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 10 in the accompanying consolidated financial statements).

The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $16.5 million and $16.7 million and the liabilities were $10.8 million and $10.9 million at December 31, 2007 and 2006, respectively. Our equity in net income of the McKellar Court partnership was $86,000, $83,000 and $119,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies.

The assets of the PREI limited liability companies were $540.3 million and the liabilities were $450.1 million at December 31, 2007. Our equity in net loss of the PREI limited liability companies was $988,000 for the year ended December 31, 2007.

We are the primary beneficiary in three other variable interest entities, which we consolidate and which are reflected in our consolidated financial statements.

Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	December 31,	December 31,
Name	Percentage	Rate(2)	2007	2006	Maturity Date

PREI I LLC and PREI II LLC(3)	20%	6.04	$83,285	$—	April 3, 2008
McKellar Court partnership(4)	21%	4.63%	2,203	2,230	January 1, 2010

Total			$85,488	$2,230

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2007.

(3)	Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 10 in the accompanying consolidated financial statements). The remaining balance will be utilized to fund future construction costs at certain properties currently under development. On February 19, 2008, the maturity date was extended to April 3, 2009.

(4)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $186,000 of unamortized debt premium).

In connection with the acquisition of certain properties by PREI II LLC in April 2007, it assumed an obligation related to the remediation of environmental conditions at off-site parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the cost of the remediation to be $3.6 million, which was recognized at the time of acquisition as an increase to the assets acquired and the recognition of a corresponding liability.

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

As of December 31, 2007, our consolidated debt consisted of the following (dollars in thousands):

			Effective
			Interest
		Percent of	Rate at
	Principal Balance	Total Debt	12/31/07

Fixed interest rate(1)	$554,680	37.0%	5.16%
Variable interest rate(2)	946,107	63.0%	5.92%

Total/weighted-average effective interest rate	$1,500,787	100.0%	5.64%

(1)	Includes 15 mortgage notes payable secured by certain of our properties (including $10.9 million of unamortized premium) and our exchangeable senior notes.

(2)	Includes our unsecured line of credit, secured term loan, and secured construction loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we have entered into four interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $205.0 million of our unsecured line of credit and $330.0 million of our secured construction loan at 5.9% and 6.1%, respectively. We have entered into an interest rate swap agreement that effectively fixes the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% until the interest rate swap expires in 2010. We have also entered into four forward starting swap agreements, which will have the effect of fixing the interest rate on $450.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%.

To determine the fair-value of our outstanding indebtedness (including our proportionate share of indebtedness of our unconsolidated partnerships), the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At December 31, 2007, the fair-value of the fixed-rate debt was estimated to be $547.1 million compared to the net carrying value of $557.1 million (includes $11.1 million of premium with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of December 31, 2007 in relation to total assets of $3.1 billion and equity market capitalization of $1.8 billion of our common stock, operating partnership and LTIP units, and preferred stock. At December 31, 2007, the fair-value of the debt of our investment in unconsolidated partnerships approximated the carrying value.

Based on the outstanding balances of our unsecured line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balance for the PREI limited liability companies’ secured acquisition loan at December 31, 2007, a 1% change in interest rates would change our interest costs by approximately $2.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III of the Company. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Additionally, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

San Diego, California
February 28, 2008

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS
Investments in real estate, net	$2,805,983	$2,457,538
Investment in unconsolidated partnerships	22,588	2,436
Cash and cash equivalents	13,479	25,664
Restricted cash	8,867	6,426
Accounts receivable, net	4,457	5,985
Accrued straight-line rents, net	36,415	20,446
Acquired above-market leases, net	5,745	7,551
Deferred leasing costs, net	116,491	129,322
Deferred loan costs, net	15,567	17,608
Other assets	27,676	19,666

Total assets	$3,057,268	$2,692,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$379,680	$403,836
Secured construction loan	425,160	286,355
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	270,947	228,165
Security deposits	7,090	7,704
Dividends and distributions payable	25,596	19,847
Accounts payable, accrued expenses and other liabilities	95,871	62,602
Acquired below-market leases, net	23,708	25,101

Total liabilities	1,653,052	1,458,610
Minority interests	17,280	19,319
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at December 31, 2007	222,413	—
Common stock, $.01 par value, 100,000,000 shares authorized, 65,571,304 and 65,425,598 shares issued and outstanding at December 31, 2007 and 2006, respectively	656	654
Additional paid-in capital	1,277,770	1,272,243
Accumulated other comprehensive (loss)/income	(21,762)	8,417
Dividends in excess of earnings	(92,141)	(66,601)

Total stockholders’ equity	1,386,936	1,214,713

Total liabilities and stockholders’ equity	$3,057,268	$2,692,642

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Rental	$195,996	$164,487	$92,590
Tenant recoveries	61,735	54,160	42,220
Other income	8,378	88	3,974

Total revenues	266,109	218,735	138,784

Expenses:
Rental operations	50,789	40,623	34,496
Real estate taxes	20,353	20,376	11,862
Depreciation and amortization	72,202	65,063	39,378
General and administrative	21,870	18,085	13,278

Total expenses	165,214	144,147	99,014

Income from operations	100,895	74,588	39,770
Equity in net (loss)/income of unconsolidated partnerships	(893)	83	119
Interest income	990	1,102	1,333
Interest expense	(27,654)	(40,672)	(23,226)

Income from continuing operations before minority interests	73,338	35,101	17,996
Minority interests in continuing operations of consolidated partnerships	(45)	137	267
Minority interests in continuing operations of operating partnership	(2,412)	(1,670)	(1,271)

Income from continuing operations	70,881	33,568	16,992

Income from discontinued operations before gain on sale of assets and minority interests	639	1,542	57
Gain on sale of real estate assets	1,087	—	—
Minority interests attributable to discontinued operations	(74)	(77)	(3)

Income from discontinued operations	1,652	1,465	54

Net income	72,533	35,033	17,046
Preferred stock dividends	(16,868)	—	—

Net income available to common stockholders	$55,665	$35,033	$17,046

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.83	$0.60	$0.44

Diluted earnings per share	$0.83	$0.60	$0.43

Income from discontinued operations per share:
Basic earnings per share	$0.02	$0.03	$—

Diluted earnings per share	$0.02	$0.02	$0.01

Net income per share available to common stockholders:
Basic earnings per share	$0.85	$0.63	$0.44

Diluted earnings per share	$0.85	$0.62	$0.44

Weighted-average common shares outstanding:
Basic	65,302,794	55,928,595	38,913,103

Diluted	68,269,985	59,018,004	42,091,195

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Series A			Additional	Other	Dividends in
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Total

Balance at December 31, 2004	$—	31,386,333	$314	$429,893	$—	$(8,390)	$421,817
Net proceeds from sale of common stock	—	15,122,500	151	323,869	—	—	324,020
Net issuances of unvested restricted common stock	—	125,599	1	(1)	—	—	—
Vesting of share-based awards	—	—	—	3,830	—	—	3,830
Common stock dividends	—	—	—	—	—	(42,160)	(42,160)
Net income	—	—	—	—	—	17,046	17,046
Unrealized gain on cash flow hedge	—	—	—	—	5,922	—	5,922

Balance at December 31, 2005	—	46,634,432	466	757,591	5,922	(33,504)	730,475
Net proceeds from sale of common stock	—	18,428,750	184	506,587	—	—	506,771
Net proceeds from exercise of warrant	—	270,000	3	4,047	—	—	4,050
Net issuances of unvested restricted common stock	—	92,416	1	(1)	—	—	—
Vesting of share-based awards	—	—	—	4,019	—	—	4,019
Common stock dividends	—	—	—	—	—	(68,130)	(68,130)
Net income	—	—	—	—	—	35,033	35,033
Unrealized gain on cash flow hedges	—	—	—	—	2,495	—	2,495

Balance at December 31, 2006	—	65,425,598	654	1,272,243	8,417	(66,601)	1,214,713
Net proceeds from sale of preferred stock	222,413	—	—	—	—	—	222,413
Net issuances of unvested restricted common stock	—	145,706	2	(2)	—	—	—
Vesting of share-based awards	—	—	—	5,529	—	—	5,529
Common stock dividends	—	—	—	—	—	(81,205)	(81,205)
Net income	—	—	—	—	—	72,533	72,533
Preferred stock dividends	—	—	—	—	—	(16,868)	(16,868)
Unrealized loss on cash flow hedges	—	—	—	—	(30,179)	—	(30,179)

Balance at December 31, 2007	$222,413	65,571,304	$656	$1,277,770	$(21,762)	$(92,141)	$1,386,936

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Net income	$72,533	$35,033	$17,046
Preferred stock dividends	(16,868)	—	—

Net income available to common stockholders	55,665	$35,033	17,046
Other comprehensive income:
Unrealized (loss)/gain on cash flow hedges	(30,179)	2,495	5,922

Comprehensive income	$25,486	$37,528	$22,968

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Operating activities:
Net income	$72,533	$35,033	$17,046
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(1,087)	—	—
Depreciation and amortization	72,429	65,610	39,378
Minority interests in consolidated partnerships	45	(137)	(267)
Minority interests in operating partnership	2,486	1,747	1,274
Allowance for doubtful accounts	232	193	257
Revenue reduction attributable to acquired above-market leases	2,451	2,471	1,524
Revenue recognized related to acquired below-market leases	(5,859)	(4,811)	(3,332)
Compensation expense related to restricted common stock and LTIP units	6,229	4,019	3,830
Amortization of deferred loan costs	3,195	1,925	1,002
Write off of deferred loan costs due to repayment and extinguishment of debt	—	—	2,002
Amortization of debt premium on mortgage notes payable	(827)	(2,148)	(1,761)
Loss/(income) from unconsolidated partnerships	893	(83)	(119)
Distributions received from unconsolidated partnerships	357	130	106
Distributions to minority interest in consolidated partnerships	(108)	—	—
Changes in operating assets and liabilities:
Restricted cash	(2,441)	(939)	(3,017)
Accounts receivable	1,296	3,695	(8,293)
Accrued straight-line rents	(15,969)	(11,715)	(5,425)
Deferred leasing costs	(9,664)	(3,070)	(1,196)
Other assets	(2,231)	(3,620)	187
Due to affiliates	—	—	(53)
Security deposits	(587)	79	1,000
Accounts payable, accrued expenses and other liabilities	(8,530)	13,156	10,619

Net cash provided by operating activities	114,843	101,535	54,762

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(394,504)	(1,340,204)	(604,462)
Purchases of interests in unconsolidated partnerships	(21,402)	—	—
Proceeds from sale of real estate assets, net of selling costs	19,389	—	—
Minority interest investment in consolidated partnerships	205	449	594
Receipts of master lease payments	928	726	2,025
Security deposits received from prior owners of rental properties	—	720	1,074
Redemption of operating partnership units for cash	—	—	(173)
Funds held in escrow for acquisitions	(12,900)	—	(200)
Additions to non-real estate assets	(1,017)	(1,154)	(663)

Net cash used in investing activities	(409,301)	(1,339,463)	(601,805)

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2007	2006	2005

Financing activities:
Proceeds from common stock offering	—	528,783	340,257
Proceeds from exercise of stock warrant	—	4,050	—
Proceeds from preferred stock offering	230,000	—	—
Payment of common stock offering costs	—	(21,989)	(16,678)
Payment of preferred stock offering costs	(7,587)	—	—
Payment of deferred loan costs	(3,856)	(14,675)	(6,192)
Unsecured line of credit proceeds	286,237	620,476	244,175
Unsecured line of credit repayments	(243,455)	(409,311)	(227,175)
Secured term loan proceeds	—	—	250,000
Unsecured term loan proceeds	—	—	100,000
Unsecured term loan payments	—	—	(100,000)
Secured bridge loan proceeds	—	150,000	—
Secured bridge loan payments	—	(150,000)	—
Exchangeable senior notes proceeds	—	175,000	—
Secured construction loan proceeds	138,805	286,355	—
Mortgage notes proceeds	—	147,000	—
Principal payments on mortgage notes payable	(21,579)	(5,401)	(3,759)
Tenant improvement loan	—	(2,000)	—
Tenant improvement loan repayments	122	53	—
Distributions to operating partnership unit holders	(3,936)	(3,312)	(3,098)
Dividends paid to common stockholders	(79,851)	(61,749)	(38,044)
Dividends paid to preferred stockholders	(12,627)	—	—

Net cash provided by financing activities	282,273	1,243,280	539,486

Net (decrease)/increase in cash and cash equivalents	(12,185)	5,352	(7,557)
Cash and cash equivalents at beginning of year	25,664	20,312	27,869

Cash and cash equivalents at end of year	$13,479	$25,664	$20,312

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $56,699, $7,614, and $708, respectively)	$25,154	$33,965	$20,291
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	20,326	18,973	12,591
Accrual for preferred stock dividends declared	4,241	—	—
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,029	874	773
Mortgage loans assumed (includes premium of $0, $1,037, and $11,312, respectively)	—	18,460	149,517
Accrued additions to real estate and related intangible assets	46,783	29,680	4,812

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

As of December 31, 2007, the Company owned or had interests in 67 properties, located principally in Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey, consisting of 103 buildings with an operating portfolio of approximately 6.6 million rentable square feet of laboratory and office space, which was approximately 93.8% leased to 112 tenants. Approximately 1.8 million square feet was available for redevelopment. In addition, the Company had properties constituting approximately 1.9 million rentable square feet under construction and undeveloped land that the Company estimates can support up to an additional 1.3 million rentable square feet of laboratory and office space.

Information with respect to the number of properties, square footage, and the percent of rentable square feet leased to tenants is unaudited.

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

Investments in Partnerships

The Company evaluates its investments in limited liability companies and partnerships under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities”) and the determination of which business enterprise should consolidate the variable interest entity (the “primary beneficiary”). Generally, FIN 46R applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

If FIN 46R does not apply, the Company considers EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of the partnership or limited liability company is required.

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships or limited liability companies was impaired as of and through December 31, 2007.

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consists of the following (in thousands):

	December 31,
	2007	2006

Land	$313,685	$270,286
Ground lease(1)	—	14,210
Land under development	103,743	85,362
Buildings and improvements	1,675,530	1,598,384
Construction in progress	750,460	497,971
Tenant improvements	67,009	51,904

	2,910,427	2,518,117
Accumulated depreciation	(104,444)	(60,579)

	$2,805,983	$2,457,538

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

Purchase accounting was applied, on a pro-rata basis where appropriate, to the assets and liabilities of real estate properties in which the Company acquired an interest or a partial interest. The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements (see deferred leasing costs below) are recorded based on a variety of considerations including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period. The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated prior to its stated expiration, all unamortized amounts related to that lease would be written off.

Costs incurred in connection with the acquisition, development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2007, 2006, and 2005 were $56.7 million, $7.6 million, and $708,000, respectively. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through December 31, 2007, no assets have been identified as impaired and no such impairment losses have been recognized.

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

Deferred Leasing Costs

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from two months to sixteen years as of December 31, 2007. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2007 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2007	Amortization	Net

Acquired in-place leases	$167,664	$(71,412)	$96,252
Acquired management agreements	12,921	(6,603)	6,318
Deferred leasing and other direct costs	15,541	(1,620)	13,921

	$196,126	$(79,635)	$116,491

Deferred leasing costs, net at December 31, 2006 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2006	Amortization	Net

Acquired in-place leases	$162,935	$(47,066)	$115,869
Acquired management agreements	12,601	(4,574)	8,027
Deferred leasing and other direct costs	6,122	(696)	5,426

	$181,658	$(52,336)	$129,322

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense during the next five years for deferred leasing costs at December 31, 2007 was as follows (in thousands):

2008	$23,760
2009	20,680
2010	14,093
2011	10,618
2012	9,578
Thereafter	37,762

$116,491

Deferred Loan Costs

External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs are removed from the books upon maturity of the debt. The balance is net of $11.0 million and $5.5 million of accumulated amortization at December 31, 2007 and 2006, respectively.

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on the Company’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental revenue over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental revenue over the remaining non-cancelable terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

The impact of the straight-line rent adjustment increased revenue for the Company by $16.5 million, $11.7 million, and $5.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Additionally, the impact of the amortization of acquired above-market leases and acquired below-market leases increased rental revenues by $3.4 million, $2.3 million, and $1.8 million for the years ended December 31, 2007, 2006, and 2005, respectively. The amortization in 2005 includes a $100,000 decrease to rental revenue due to the write off of an above-market lease that was terminated at a property.

Total estimated minimum rentals under noncancelable operating tenant leases in effect at December 31, 2007 were as follows (in thousands):

2008	$196,914
2009	221,815
2010	220,800
2011	210,427
2012	206,368
Thereafter	1,801,485

$2,857,809

Acquired above-market leases, net consisted of the following (in thousands):

	December 31,
	2007	2006

Acquired above-market leases	$12,729	$12,084
Accumulated amortization	(6,984)	(4,533)

	$5,745	$7,551

Acquired below-market leases, net consisted of the following (in thousands):

	December 31,
	2007	2006

Acquired below-market leases	$37,961	$33,495
Accumulated amortization	(14,253)	(8,394)

	$23,708	$25,101

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization during the next five years for acquired above- and below-market leases at December 31, 2007 was as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total

Amortization of:
Acquired above-market leases	$(1,416)	$(1,282)	$(1,222)	$(581)	$(314)	$(930)	$(5,745)
Acquired below-market leases	5,800	5,220	4,167	1,618	1,618	5,285	23,708

Net rental revenues — increase	$4,384	$3,938	$2,945	$1,037	$1,304	$4,355	$17,963

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

Lease termination fees are recognized when the related leases are canceled, collectibility is assured, and we have no continuing obligation to provide space to former tenants. A gain on early termination of leases of $7.7 million and $3.6 million for the years ended December 31, 2007 and 2005, respectively, is included in other income on the consolidated statements of income. Approximately $4.8 million of the gain on early termination of a lease was recognized in 2007 as it did not meet revenue recognition criteria in 2006 due to the execution of the lease termination agreement on January 1, 2007. However, certain intangible assets related to the lease were fully amortized as of December 31, 2006. Lease commissions and other related intangible assets in the amount of $1.6 million, $947,000 and $208,000 were fully amortized in the years ended December 31, 2007, 2006, and 2005, respectively.

Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Receipts under these master lease agreements totaled $928,000, $726,000, and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations. The computation of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $232,000, $193,000, and $257,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s allowance for doubtful accounts was $1.5 million and $1.2 million as of December 31, 2007 and 2006, respectively. Included in the allowance for doubtful accounts was $1.0 million and $532,000 related to master lease payments not expected to be collected for the years ended December 31, 2007 and 2006, respectively.

Share-Based Payments

SFAS No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the year ended December 31,

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the Company only awarded restricted stock and LTIP unit grants under its incentive award plan (see Note 9), which are valued based on the market value of the underlying common stock, and did not grant any stock options.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007 and 2006, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt (see Notes 6 and 12). The Company formally documents the hedging relationships for all derivative instruments, accounts for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

Equity Offering Costs

Underwriting commissions and offering costs are reflected as a reduction of proceeds.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company believes it has qualified and continues to qualify as a REIT. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

The Company has formed a taxable REIT subsidiary (the “TRS”). In general, the TRS may perform non-customary services for tenants, hold assets that we cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for the TRS for the periods presented in the accompanying consolidated statements of income due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforwards will be utilized.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The income tax treatment for dividends was as follows (unaudited):

	For the Year Ended December 31,
	2007		2006		2005
	Per Share	%	Per Share	%	Per Share	%

Common stock:
Ordinary income	$0.98	80.52%	$1.06	99.07%	$1.01	100.00%
Capital gain	0.02	1.38%	—	0.00%	—	0.00%
Return of capital	0.22	18.10%	0.01	0.93%	—	0.00%

Total	$1.22	100.00%	$1.07	100.00%	$1.01	100.00%

Preferred stock:
Ordinary income	$1.35	98.54%	$—	0.00%	$—	0.00%
Capital gain	0.02	1.46%	—	0.00%	—	0.00%
Return of capital	—	0.00%	—	0.00%	—	0.00%

Total	$1.37	100.00%	$—	0.00%	$—	0.00%

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

Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below-market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from the original estimate, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Information

The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard t properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one operating segment under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Minority Interests

Minority interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. In December 2005, a non-managing partner of the operating partnership tendered 7,000 limited partnership units in exchange for $173,320, or $24.76 per share. The value of the Units not owned by the Company, had such units been redeemed at December 31, 2007, was approximately $78.9 million based on the average closing price of the Company’s common stock of $23.77 per share for the ten consecutive trading days immediately preceding December 31, 2007.

Vested ownership interests in the Operating Partnership were as follows:

	For the Year Ended December 31,
	2007		2006
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total

BioMed Realty Trust	65,308,702	95.7%	65,151,884	95.8%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,726,172	4.0%	2,673,172	3.9%
Partnership units held by third parties	190,392	0.3%	190,392	0.3%

Total	68,225,266	100.0%	68,015,448	100.0%

The accompanying consolidated financial statements include investments in four variable interest entities in which the Company is considered to be the primary beneficiary under FIN 46R. As of December 31, 2007, the Company had a 70% interest in the limited liability company that owns the Waples property, a 70% interest in the limited liability company that owns the Fairview property, and an 87.5% interest in the limited liability company

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that owns the Ardenwood Venture property. These entities are consolidated in the accompanying consolidated financial statements. Equity interests in these partnerships not owned by the Company are classified as minority interest on the consolidated balance sheets as of December 31, 2007. On October 1, 2007, pursuant to the exercise of a put option by the minority interest limited partner in the limited partnership that owned the King of Prussia property, the Company completed the purchase of the remaining 11% interest for a purchase price of approximately $1.8 million, excluding closing costs.

4.	Stockholders’ Equity

During the year ended December 31, 2007, the Company issued restricted stock awards to employees and to the members of its board of directors totaling 141,965 shares and 12,000 shares, respectively, of common stock (8,259 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 7). During the year ended December 31, 2007, the Company also issued 304,050 LTIP units to employees, which are included in the total of common stock outstanding as of the period end (see Note 7).

In June 2007, the Company adopted a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both.

Common Stock, Partnership Units and LTIP Units

As of December 31, 2007, the Company had outstanding 65,571,304 shares of common stock and 2,863,564 and 454,716 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Notes 3 and 9.

7.375% Series A Cumulative Redeemable Preferred Stock

As of December 31, 2007, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Dividends and Distributions

The following table lists the dividends and distributions made by the Company and the Operating Partnership during the year ended December 31, 2007:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(In thousands)

March 15, 2007	Common stock and partnership and LTIP units	$0.31000	January 1, 2007 to March 31, 2007	April 16, 2007	$21,309
March 15, 2007	Series A preferred stock	$0.45582	January 18, 2007 to April 16, 2007	April 16, 2007	$4,193
June 15, 2007	Common stock and partnership and LTIP units	$0.31000	April 1, 2007 to June 30, 2007	July 16, 2007	$21,315
June 15, 2007	Series A preferred stock	$0.45582	April 17, 2007 to July 15, 2007	July 16, 2007	$4,194
September 14, 2007	Common stock and partnership and LTIP units	$0.31000	July 1, 2007 to September 30, 2007	October 15, 2007	$21,316
September 14, 2007	Series A preferred stock	$0.46094	July 16, 2007 to October 15, 2007	October 15, 2007	$4,240
December 12, 2007	Common stock and partnership and LTIP units	$0.31000	October 1, 2007 to December 31, 2007	January 15, 2008	$21,355
December 12, 2007	Series A preferred stock	$0.46094	October 16, 2007 to January 15, 2007	January 15, 2008	$4,241

Total 2007 dividends and distributions declared through December 31, 2007:

Common stock, partnership units, and LTIP units	$85,295
Series A preferred stock	16,868

$102,163

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Notes Payable

A summary of the Company’s outstanding consolidated mortgage notes payable as of December 31, 2007 and 2006 was as follows (principal balance in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2007	2006	Maturity Date

Ardentech Court	7.25%	5.06%	$4,564	$4,658	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,335	15,730	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,508	11,625	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,113	2,164	May 5, 2008
Elliott Avenue	7.38%	4.63%	—	16,020	November 24, 2007
40 Erie Street	7.34%	4.90%	17,625	18,676	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	69,437	70,963	December 1, 2018
Lucent Drive	5.50%	5.50%	5,543	5,733	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,336	9,576	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,785	6,872	September 1, 2012
Road to the Cure	6.70%	5.78%	15,427	15,657	January 31, 2014
Science Center Drive	7.65%	5.04%	11,301	11,444	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,986	30,732	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,323	21,872	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,509	1,648	May 1, 2015

			368,792	390,370
Unamortized premiums			10,888	13,466

			$379,680	$403,836

The net carrying value of properties (investments in real estate) secured by our mortgage notes payable was $641.1 million and $705.7 million at December 31, 2007 and 2006, respectively.

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

6.  Credit Facilities, Exchangeable Notes, and Other Debt Instruments

Unsecured Line of Credit

The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders was amended on August 1, 2007 to increase the borrowing capacity from $500.0 million to $600.0 million and extend the maturity date to August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured line of credit to $1.0 billion subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In September 2007, the Company entered into three interest rate swap agreements, which were intended to have the effect of initially fixing the interest rate on $205.0 million of the unsecured line of credit at a weighted-average rate of 5.9% through September 2008. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit,

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At December 31, 2007, the Company had $270.9 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 6.3% on the unhedged portion of the outstanding debt of approximately $66.0 million.

Secured Term Loan

The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in 14 of its properties, was amended on August 1, 2007 and has a new maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate on the secured term loan at 5.8% until the interest rate swap expires in 2010. At December 31, 2007, the Company had $250.0 million in outstanding borrowings on its secured term loan.

The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2007.

Exchangeable Senior Notes

On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.31 per share of common stock for 2007 did not result in a material change to the exchange rate. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At December 31, 2007, the Company had an aggregate principal amount of $175.0 million outstanding under the Notes.

Secured Construction Loan

The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. In September 2007, the Company entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on $330.0 million of the secured construction loan at a rate of 6.1% through September 2008. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of December 31, 2007. At December 31, 2007, the Company had outstanding borrowings on the secured construction loan of $425.2 million, with a weighted-average interest rate of 6.2% on the unhedged portion of the outstanding debt of approximately $95.2 million.

As of December 31, 2007, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $10.9 million, unsecured line of credit, secured term loan, the Notes, and the secured construction loan, excluding the Company’s proportionate share of the indebtedness of its unconsolidated partnerships) were as follows (in thousands):

2008	$24,454
2009	430,186
2010	47,446
2011	297,167
2012	291,421
Thereafter	399,225

$1,489,899

7.	Earnings Per Share

Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, vesting of unvested LTIP units and restricted stock that have been granted, and a stock warrant issued in connection with the Company’s initial public offering that was exercised in September 2006, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the year ended December 31, 2007 and 2006. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 6) as the weighted-average common stock price of $25.92 and $28.97 for years ended December 31, 2007 and 2006, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the years ended December 31, 2007, 2006, and 2005.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except share data) were as follows:

	Year Ended December 31,
	2007	2006	2005

Income from continuing operations and net income available for common stockholders (basic earnings per share):
Income from continuing operations	$70,881	$33,568	$16,992
Preferred stock dividends	(16,868)	—	—

Income from continuing operations available to common stockholders	54,013	33,568	16,992
Income from discontinued operations	1,652	1,465	54

Net income available to common stockholders	$55,665	$35,033	$17,046

Income from continuing operations and net income available for common stockholders (diluted earnings per share):
Income from continuing operations available to common stockholders	$54,013	$33,568	$16,992
Minority interests in continuing operations of operating partnership	2,412	1,670	1,271

Income from continuing operations available to common stockholders before minority interests in continuing operations	56,425	35,238	18,263
Income from discontinued operations	1,652	1,465	54
Minority interest in discontinued operations of operating partnership	74	77	3

Net income available to common stockholders before minority interests	$58,151	$36,780	$18,320

Weighted-average common shares outstanding:
Basic	65,302,794	55,928,595	38,913,103
Incremental shares from assumed conversion/exercise:
Stock warrant	—	94,155	92,488
Unvested restricted stock and LTIP units using the treasury method	50,869	131,690	215,078
Operating partnership and LTIP units	2,916,322	2,863,564	2,870,526

Diluted	68,269,985	59,018,004	42,091,195

Basic and diluted earnings per share:
Income per share — basic:
Income per share from continuing operations available to common stockholders	$0.83	$0.60	$0.44
Income per share from discontinued operations	0.02	0.03	—

Net income per share available to common stockholders	$0.85	$0.63	$0.44

Income per share — diluted:
Income per share from continuing operations available to common stockholders	$0.83	$0.60	$0.43
Income per share from discontinued operations	0.02	0.02	0.01

Net income per share available to common stockholders	$0.85	$0.62	$0.44

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair-Value of Financial Instruments

SFAS No. 107, Disclosure about Fair-value of Financial Instruments, requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2007 and 2006, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.

The Company calculates the fair-value of its mortgage notes payable and other fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to debt.

The fair-value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. In accordance with SFAS No. 133, Accounting for Derivative Investment and Hedging Activities, the carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-value. The Company relies on quotations from a third party to determine these fair-values.

At December 31, 2007, the aggregate fair-value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, and secured term loan was estimated to be $1.49 billion compared to the carrying value of $1.50 billion. At December 31, 2006, the aggregate fair-value of the Company’s mortgage notes payable, unsecured line of credit and secured term loan was estimated to be $1.31 billion compared to the carrying value of $1.34 billion. As of December 31, 2007 and 2006, the fair-value of the Company’s proportionate share of indebtedness in the unconsolidated partnerships approximated its carrying value.

9.	Incentive Award Plan

The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2007, 1,345,230 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Since inception, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three or five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.

During the years ended December 31, 2007, 2006, and 2005 the Company granted 458,015 shares of unvested restricted stock and LTIP units with an aggregate value of $12.9 million, 243,232 shares of unvested restricted stock and LTIP units with an aggregate value of $6.7 million, and 129,674 shares of unvested restricted stock with an aggregate value of $2.9 million under the Plan, respectively. For the years ended December 31, 2007, 2006, and 2005, a total of 209,818 shares, 163,194 shares, and 117,440 shares of restricted stock and LTIP units vested, with fair-values of $6.0 million, $4.0 million, and $2.6 million, respectively. For the years ended December 31, 2007, 2006, and 2005 $6.2 million, $4.0 million, and $3.8 million, respectively, of stock-based compensation expense was recognized in general and administrative expenses and rental operations expense. As of December 31, 2007, total compensation expense related to unvested awards of $13.0 million will be recognized in the future over a weighted-average period of 3.2 years.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted
	Unvested Restricted	Average Grant-
	Shares/LTIP Units	Date Fair-Value

Balance at December 31, 2004	336,333	$15.03
Granted	129,674	22.31
Vested	(117,440)	15.02
Forfeited	(4,075)	20.99

Balance at December 31, 2005	344,492	17.70
Granted	243,232	27.75
Vested	(163,194)	16.82
Forfeited	(150)	26.70

Balance at December 31, 2006	424,380	23.79
Granted	458,015	28.14
Vested	(209,818)	20.37
Forfeited	(8,259)	28.17

Balance at December 31, 2007	664,318	$27.81

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with PREI, which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2007 (dollars in thousands) was as follows:

		Company’s	Company’s
		Ownership	Economic		Acquisition
Name	Partner	Interest	Interest	Date Acquired	Price(1)

PREI I(2)	PREI	20%	20%	April 4, 2007	$466,252
PREI II(3)	PREI	20%	20%	April 4, 2007	40,472
McKellar Court(4)	Quidel Corporation	21%	21%(5)	September 30, 2004	2,058

(1)	The acquisition price represents the total purchase price for the properties acquired by each partnership, excluding closing costs.

(2)	PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/building totaling 184,445 square feet located at 320 Bent Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and two buildings currently under construction at 301 Binney Street and 650 East Kendall Street that the Company believes can support up to 700,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site will also include a below grade parking facility that the Company estimates can support up to 560 spaces upon completion.

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank in which the partnerships utilized approximately $427.0 million to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available will be utilized to fund future construction costs at certain properties currently under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project.

(3)	PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $809,000 at December 31, 2007.

(4)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at December 31, 2007.

(5)	The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $889,000 in fees for the year ended December 31, 2007 for services provided to the PREI limited liability companies.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31,
	2007	2006

Assets:
Investments in real estate, net	$522,277	$15,061
Cash and cash equivalents (including restricted cash)	8,430	605
Intangible assets, net	17,552	—
Other assets	8,488	1,078

Total assets	$556,747	$16,744

Liabilities and members’ equity:
Mortgage notes payable and secured loan	$426,914	$10,619
Other liabilities	23,215	285
Members’ equity	106,618	5,840

Total liabilities and equity	$556,747	$16,744

Company’s net investment in unconsolidated partnerships	$22,588	$2,436

In connection with the acquisition of certain properties by PREI II LLC, the partnership assumed an obligation related to the remediation of environmental conditions at parcels located in Cambridge, Massachusetts. PREI II LLC has estimated the costs of the remediation to be $3.6 million, which was recorded as an increase to the assets acquired and the recognition of a corresponding liability.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed combined statements of (loss)/income for the unconsolidated partnerships were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Total revenues	$18,945	$1,911	$1,907

Rental operations expenses and real estate taxes	8,854	197	199
Depreciation and amortization	5,674	381	236
Interest expense, net of interest income	8,946	928	894

Total expenses	23,474	1,506	1,329

Net (loss)/income	$(4,529)	$405	$578

Company’s equity in net (loss)/income of unconsolidated partnerships	$(893)	$83	$119

11.	Discontinued Operations

During the year ended December 31, 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale

Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087

The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following is a summary of the revenue and expense components that comprise income from discontinued operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Total revenues	$1,111	$2,675	$72
Total expenses	472	1,133	15

Income before minority interests and gain on sale	639	1,542	57
Gain on sale of real estate assets	1,087	—	—
Minority interests attributable to discontinued operations	(74)	(77)	(3)

Income from discontinued operations	$1,652	$1,465	$54

12.	Derivative and Other Financial Instruments

As of December 31, 2007, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million, which are valued on the accompanying consolidated balance sheets at the net present value of the expected future cash flows on the swaps. At maturity, the Company will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing.

As of December 31, 2007, the Company also had five interest rate swaps with an aggregate notional amount of $785.0 million under which at each monthly settlement date the Company either (1) receives the difference between the Strike Rate and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining four interest rate swaps hedges the first interest payments, due on the date

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. Three of these interest rate swaps have an aggregate notional amount of $205.0 million and are initially intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $330.0 million and is initially intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair-values, which are included in other assets or (other liabilities) on the accompanying consolidated balance sheets (in thousands):

Current				Fair-Value
Notional				December 31,	December 31,
Amount	Strike Rate	Effective Date	Expiration Date	2007	2006

$250,000	4.157%	June 1, 2005	June 1, 2010	$(2,830)	$6,263
150,000	5.162%	December 30, 2008	December 30, 2018	(4,254)	704
50,000	5.167%	December 30, 2008	December 30, 2018	(1,437)	217
100,000	5.167%	December 30, 2008	December 30, 2018	(2,874)	434
150,000	5.152%	December 30, 2008	December 30, 2018	(4,139)	808
115,000	4.673%	October 1, 2007	August 1, 2011	(3,261)	—
35,000	4.700%	October 10, 2007	August 1, 2011	(1,019)	—
330,000	4.825%	September 25, 2007	September 25, 2008	(1,700)	—
55,000	4.760%	September 20, 2007	September 20, 2008	(254)	—

$1,235,000				$(21,768)	$8,426

The (decrease)/increase in net unrealized (losses)/gains of ($30.2) million, $2.5 million, and $5.9 million for the years ended December 31, 2007, 2006, and 2005, respectively, for derivatives designated as cash flow hedges are separately disclosed in the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive income. For the years ended December 31, 2007, 2006, and 2005 an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates of the interest rate swap and debt was recognized in interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s hedged debt. The change in net unrealized gains on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as a reduction to interest expense of $3.1 million and $2.3 million, and an increase to interest expense of $681,000 for the years ended December 31, 2007, 2006, and 2005, respectively. During 2008, the Company estimates that an additional $3.5 million will be reclassified as an increase to interest expense.

The limited partner in the King of Prussia limited partnership had a put option that would require the Company to purchase the limited partner’s interest in the property beginning August 21, 2007 through November 11, 2007 for $1.8 million less any distributions paid to the limited partner. The net fair-value of the put and call options was $384,000 at December 31, 2006, and was recorded as a net accrued liability included in accounts payable and accrued expenses on the consolidated balance sheet at that date. In addition, the Company recorded net changes in fair-value of the put and call options of $48,000, $67,000, and $31,000 for the years ended December 31, 2007, 2006, and 2005, respectively, as a charge to income on the consolidated statements of income. On October 1, 2007, the limited partner exercised its put option, resulting in the Company’s purchase of the minority interest in the property for a purchase price of approximately $1.8 million, excluding closing costs (see Note 3).

The other member in the Waples limited liability company has a put option that would require the Company to purchase the member’s interest in the property. The Company has a call option to purchase the other member’s

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, subject to certain conditions. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on the fair-value of the property at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of December 31, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

The other member in the Fairview limited liability company has a put option that would require the Company to purchase the member’s interest in the property at any time after the first anniversary and before the fifth anniversary of the project completion date. The Company has a call option to purchase the other member’s interest at any time after the first anniversary and before the fifth anniversary of the project completion date. If neither option is exercised, then the limited liability company will continue in existence under the terms of the limited liability company agreement. The agreement provides that the put and call option prices will be based on an intrinsic value of the project at the time of exercise. The Company recorded a net change in the fair-value of the put option of approximately $127,000 for the year ended December 31, 2007. In addition, if the other member exercises the put option, the Company believes that it has adequate resources to settle the option.

The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the Company’s membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell Option price will be based on the fair-value of the assets at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of December 31, 2007. In addition, if the other member exercises the Buy-Sell Option, the Company believes that it has adequate resources to settle the option.

13.	Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals, comprised 24.4% and 14.6%, or $48.0 million and $28.8 million, respectively, of rental revenues for the year ended December 31, 2007; and 17.4% and 15.7%, or $29.0 million and $26.1 million, respectively, of rental revenues for the year ended December 31, 2006. These tenants are located in the Company’s Maryland and Boston markets, respectively. Two of the Company’s tenants, Vertex Pharmaceuticals and Genzyme Corporation, comprised 15.8% and 10.5%, or $14.7 million and $9.7 million, respectively, of rental revenues for the year ended December 31, 2005. These tenants are located in the Company’s Boston market. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2007, the Company had approximately $201.3 million outstanding in construction and other related commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $168.2 million expected to be paid in 2008, approximately $32.2 million expected to be paid in 2009 and 2010, and the remaining amount, approximately $866,000, expected to be paid in 2011 and 2012.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Repurchase Agreements

A lease at the King of Prussia Road property contains a provision whereby the tenant, Centocor, Inc. (“Centocor”), holds a right to purchase the property (the “Purchase Option”) from the Company. The Purchase Option is exercisable through the expiration of the underlying lease in March 2014 (the purchase option may also be extended for an additional ten years in the event that Centocor exercises each of two five-year lease extension options). The purchase price is a specified amount within the amended lease agreement if the purchase option is exercised prior to March 31, 2012 (with an annual increase of 3% on April 1 of each subsequent year), but may also be increased for costs incurred (with an implied return to determine estimated triple net rental rates with respect to the costs incurred) and a capitalization rate of 8% if the Company has begun construction of new buildings on the property.

The acquisition of the Belward Campus Drive (“Belward”) and Shady Grove Road (“Shady Grove”) properties include provisions whereby the seller could repurchase the properties from the Company (individually, the “Repurchase Option”) under specific terms in the future. The Belward Repurchase Option is exercisable at any time during the first three years after the acquisition date, subject to a twelve-month notice provision, at a to-be-determined repurchase price that would result in a 15% unleveraged internal rate of return for the Company (taking into consideration all rents paid to the Company). The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As each Repurchase Option may be executed only by the seller and will exceed the acquisition prices paid by the Company, no gain will be recorded by the Company unless either Repurchase Option is exercised.

Other Agreements

In connection with the acquisition of the Center for Life Science | Boston property on November 17, 2006, the Company assumed an agreement (the “Turnkey Garage Agreement”) between the seller and Beth Israel Deaconess Medical Center (“BIDMC”) for the construction of a below-grade parking facility and the sale of a portion of the total anticipated parking spaces to BIDMC for a fixed purchase price of $28.8 million, subject to adjustment for

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual costs incurred on the construction pursuant to specific provisions of the Turnkey Garage Agreement. Pursuant to the execution of the Turnkey Garage Agreement, BIDMC issued an irrevocable letter of credit for the full purchase price of $28.8 million upon which the Company, as beneficiary, upon substantial completion of the garage facility, would be permitted to draw.

Tax Indemnification Agreements and Minimum Debt Requirements

As a result of the contribution of properties to the Operating Partnership, the Company has indemnified the contributors of the properties against adverse tax consequences if it directly or indirectly sells, exchanges or otherwise disposes of the properties in a taxable transaction before the tenth anniversary of the completion of the Company’s initial public offering (the “Offering”). The Company also has agreed to use its reasonable best efforts to maintain at least $8.0 million of debt, some of which must be property specific, for a period of ten years following the date of the Offering to enable certain contributors to guarantee the debt in order to defer potential taxable gain they may incur if the Operating Partnership repays the existing debt.

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2007, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

14.	Property Acquisitions

The Company acquired the following properties during the year ended December 31, 2007 (dollars in thousands):

			Acquired	Deferred Leasing		Acquired
			Above	Costs		Below
	Acquisition	Investment in	Market	In-Place	Management	Market	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Consideration

Torreyana Road	3/22/2007	$32,128	$—	$1,937	$57	$(1,082)	$33,040
6114-6154 Nancy Ridge Drive	5/2/2007	37,711	645	—	—	(126)	38,230
9920 Belward Campus Drive	5/8/2007	15,141	—	1,282	145	(1,483)	15,085
Pacific Center Boulevard	8/24/2007	16,893	—	623	118	(855)	16,779
Forbes Boulevard	9/5/2007	32,584	—	886	—	(919)	32,551

		$134,457	$645	$4,728	$320	$(4,465)	$135,685

Weighted-average intangible amortization life (in months)		—	241	42	58	54	—

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired the following properties during the year ended December 31, 2006 (dollars in thousands):

				Deferred Leasing		Acquired
			Acquired	Costs		Below	Mortgage	Mortgage
	Acquisition	Investment in	Above Market	In-Place	Management	Market	Note	Note	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Assumed	Premium	Consideration

Ardenwood Venture	6/14/2006	$14,153	$—	$313	$10	$(74)	$—	$—	$14,402
Belward Campus Drive	5/24/2006	200,974	—	—	—	—	—	—	200,974
Center for Life Science | Boston	11/17/2006	467,417	—	4,155	1,370	—	—	—	472,942
Charles Street	4/7/2006	12,033	327	1,043	—	(178)	—	—	13,225
Fairview Avenue	1/12/2006	2,703	—	—	—	—	—	—	2,703
John Hopkins Court	8/16/2006	23,086	—	—	—	—	—	—	23,086
One Research Way	5/31/2006	8,267	—	—	—	—	—	—	8,267
Pacific Research Center	7/11/2006	214,900	—	—	—	—	—	—	214,900
Road to the Cure	12/14/2006	23,559	145	462	54	—	(15,657)	(801)	7,762
Shady Grove Road	5/24/2006	226,149	—	—	—	—	—	—	226,149
Sorrento Valley Boulevard	12/7/2006	19,174	19	1,055	91	—	—	—	20,339
Spring Mill Drive	7/20/2006	9,022	13	704	87	(12)	—	—	9,814
Trade Centre Avenue	8/9/2006	18,679	—	1,947	92	—	—	—	20,718
900 Uniqema Boulevard	1/13/2006	4,096	700	310	—	—	(1,766)	(236)	3,104
Walnut Street	7/7/2006	41,268	—	3,634	180	—	—	—	45,082
217th Place	11/21/2006	10,654	—	—	—	—	—	—	10,654

		$1,296,134	$1,204	$13,623	$1,884	$(264)	$(17,423)	$(1,037)	$1,294,121

Weighted-average intangible amortization life (in months)		—	74	113	150	20	—	92	—

In connection with the acquisition of the Trade Centre Avenue and Walnut Street properties, the Company extended funds totaling $300,000 and $1.7 million, respectively, in the form of tenant allowances to the tenants to cover the reasonable costs of constructing tenant improvements to the premises. The tenant allowances were fully paid to the tenants through escrow at closing and will be repaid monthly over the term of their respective leases, with interest calculated at the rate of 10.5% per annum. As a result of the prepayment of the funds and the Company’s limited approval rights regarding the use of those funds, the Company determined that the tenant allowances should be reflected as the extension of a tenant improvement loan, which is included in other assets in the accompanying balance sheets as of December 31, 2007 and 2006. Monthly repayments for the years ended December 31, 2007 and 2006 totaling $321,000 and $151,000, respectively, were recorded as a reduction of the outstanding principal balance and the receipt of interest income.

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

In September 2006, the FASB issued SFAS No. 157, Fair-Value Measurements (“SFAS 157”). SFAS 157 defines fair-value, establishes a framework for measuring fair-value in generally accepted accounting principles,

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and expands disclosures about fair-value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair-value measurements, but does not require new fair-value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued a proposed staff position, which would delay the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of this statement and its impact on the valuation of the Company’s derivative instruments and other fair-value disclosures, but has not yet determined its effect on the Company’s consolidated financial statements when it is adopted in the fiscal year beginning January 1, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements that purchase method of accounting be used for all business combinations, for an acquirer to be identified for each business combination, and retains the guidance for identifying and recognizing intangible assets separately from goodwill. This statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair-values as of that date, changes the recognition of assets acquired and liabilities assumed arising from contingencies, and changes the recognition and measurement of contingent consideration. In addition, this statement requires that costs incurred to effect the acquisition and restructuring costs that the acquirer expected, but is not obligated to incur, be recognized as an expense separately from the business combination. SFAS 141(R) will also require additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s future acquisitions or consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This statement will be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements.

16.	Subsequent Events

On February 13, 2008, a wholly owned entity of PREI I LLC entered into a secured construction loan facility with Wachovia Bank, National Association and certain other lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street (Kendall B), a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and will also be used to fund the balance of the anticipated cost to complete construction of the project. In addition, on February 19, 2008, the PREI limited liability companies extended the term of the secured acquisition and interim loan facility by one year to April 3, 2009, with no additional changes to the pricing or terms of the facility.

17.	Quarterly Financial Information (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2007 and 2006 (in thousands, except per share data) was as follows.

	2007 Quarter Ended
	December 31	September 30	June 30	March 31

Total revenues	$64,050	$64,832	$68,429	$68,798
Income from continuing operations before minority interests	18,044	16,951	17,773	20,571
Minority interests	(574)	(494)	(690)	(699)
Income from continuing operations	17,470	16,457	17,083	19,872
(Loss)/income from discontinued operations	—	(1)	1,283	371
Net income	17,470	16,456	18,366	20,243
Net income available to common stockholders	$13,229	$12,215	$14,172	$16,049
Income from continuing operations per share available to common stockholders — basic and diluted(1)	$0.20	$0.19	$0.20	$0.24
Net income per share available to common stockholders — basic and diluted(1)	$0.20	$0.19	$0.22	$0.25

	2006 Quarter Ended
	December 31	September 30	June 30	March 31

Total revenues	$62,978	$63,837	$48,790	$43,130
Income from continuing operations before minority interests	12,736	10,928	7,128	4,310
Minority interests	(517)	(482)	(335)	(200)
Income from continuing operations	12,219	10,446	6,793	4,110
Income from discontinued operations	370	366	365	364
Net income	12,589	10,812	7,158	4,474
Income from continuing operations per share available to common stockholders — basic and diluted(1)	$0.19	$0.17	$0.13	$0.09
Net income per share available to common stockholders — basic and diluted(1)	$0.19	$0.18	$0.14	$0.10

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

The quarterly financial information does not equal the amounts reported on the Company’s quarterly reports on Form 10-Q due to reclassification of net income to discontinued operations.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2007
(In thousands)

							Gross amount carried at December 31,
			Initial Cost			Costs	2007
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)

Albany Street	1922/1998	$—	$1,942	$—	$31,293	$48	$1,942	$31,341	$33,283	$(2,035)	$31,248
Ardentech Court(4)	1997/2001	4,564	2,742	—	5,379	4,782	2,742	10,161	12,903	(420)	12,483
Ardenwood Venture	1985	—	3,550	—	10,603	—	3,550	10,603	14,153	(469)	13,684
Balboa Avenue	1968/2000	—	1,316	—	9,493	134	1,316	9,627	10,943	(843)	10,100
Bayshore Boulevard	2000	15,335	3,667	—	22,593	7,353	3,667	29,946	33,613	(2,943)	30,670
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(1,337)	17,733
Bernardo Center Drive	1974/1992	—	2,580	—	13,714	4,209	2,580	17,923	20,503	(1,012)	19,491
9911 Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	196,814	200,974	(8,205)	192,769
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(235)	14,906
Center for Life Science | Boston(4)	—	425,160	60,000	—	407,747	196,129	60,000	603,876	663,876	—	663,876
Bridgeview Technology Park I	1977/2002	11,508	1,315	—	14,716	4,051	2,494	17,588	20,082	(1,502)	18,580
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	13,066	14,588	(911)	13,677
Charles Street	1986	—	5,000	—	7,033	—	5,000	7,033	12,033	(384)	11,649
Coolidge Avenue	1962/1999	—	2,760	—	7,102	—	2,760	7,102	9,862	(480)	9,382
Dumbarton Circle	1990	—	2,723	—	5,096	93	2,723	5,189	7,912	(1,041)	6,871
Eccles Avenue	1965/1995	—	21,257	—	608	570	21,257	1,178	22,435	(608)	21,827
Eisenhower Road	1973/2000	2,113	416	—	2,614	62	416	2,676	3,092	(221)	2,871
Elliott Avenue	1925/2004	—	10,124	—	38,911	4,583	10,124	43,494	53,618	(2,770)	50,848
21 Erie Street	1925/2004	—	3,366	—	18,372	59	3,366	18,431	21,797	(1,195)	20,602
40 Erie Street	1996	17,625	7,593	—	33,765	121	7,593	33,886	41,479	(2,190)	39,289
Fairview Avenue(4)	—	—	2,703	—	694	17,321	2,703	18,015	20,718	—	20,718
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(410)	8,161
Forbes Boulevard	1978	—	19,250	—	13,334	—	19,250	13,334	32,584	(111)	32,473
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	279	3,500	18,601	22,101	(1,273)	20,828
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	276	1,575	11,305	12,880	(605)	12,275
Graphics Drive	1992/2007	—	800	—	6,577	5,067	800	11,644	12,444	(825)	11,619
Industrial Road	2001/2005	—	12,000	—	41,718	14,081	12,000	55,799	67,799	(7,393)	60,406
John Hopkins Court(4)	1991	—	3,560	—	19,526	4,464	3,560	23,990	27,550	—	27,550
Kaiser Drive	1990	—	3,430	—	6,093	1,119	3,430	7,212	10,642	(204)	10,438
500 Kendall Street (Kendall D)	2002	69,437	3,572	—	166,308	572	3,572	166,880	170,452	(10,829)	159,623
King of Prussia Road	1954/2004	—	12,813	—	66,525	325	12,813	66,850	79,663	(5,686)	73,977
Landmark at Eastview(5)	1958/1999	—	—	14,210	61,996	47,102	14,345	108,963	123,308	(6,761)	116,547
Lucent Drive	2004	5,543	265	—	5,888	—	265	5,888	6,153	(380)	5,773
Monte Villa Parkway	1996/2002	9,336	1,020	—	10,711	—	1,020	10,711	11,731	(904)	10,827
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	27,611	—	10,100	27,611	37,711	(479)	37,232
6828 Nancy Ridge Drive	1983/2001	6,785	2,344	—	9,611	484	2,344	10,095	12,439	(790)	11,649
One Research Way(4)	1980	—	1,813	—	6,454	2,047	1,813	8,501	10,314	—	10,314

							Gross amount carried at December 31,
			Initial Cost			Costs	2007
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)

Pacific Center Boulevard	1991	—	5,400	—	11,493	221	5,400	11,714	17,114	(108)	17,006
Pacific Research Center(4)	2000	—	74,147	—	142,437	20,720	74,147	163,157	237,304	(3,983)	233,321
Phoenixville Pike	1989	—	1,204	—	10,879	5,429	1,204	16,308	17,512	(1,002)	16,510
Road to the Cure	1977	15,427	4,430	—	19,129	615	4,430	19,744	24,174	(195)	23,979
San Diego Science Center	1973/2002	—	3,871	—	21,875	251	3,871	22,126	25,997	(1,776)	24,221
Science Center Drive	1995	11,301	2,630	—	16,440	—	2,630	16,440	19,070	(1,350)	17,720
Shady Grove Road	2003	147,000	28,601	—	197,548	1,290	28,639	198,800	227,439	(8,364)	219,075
Sidney Street	2000	29,986	7,580	—	50,459	29	7,580	50,488	58,068	(3,267)	54,801
Sorrento Valley Boulevard	1982	—	4,140	—	15,034	—	4,140	15,034	19,174	(518)	18,656
Spring Mill Drive	1988	—	1,074	—	7,948	139	1,074	8,087	9,161	(426)	8,735
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(670)	18,009
Torreyana Road	1980/1997	—	7,660	—	24,468	—	7,660	24,468	32,128	(511)	31,617
9865 Towne Centre Drive(4)	—	—	5,738	—	2,991	10,684	5,738	13,675	19,413	(252)	19,161
9885 Towne Centre Drive	2001	21,323	4,982	—	28,513	—	4,982	28,513	33,495	(2,406)	31,089
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(806)	11,851
900 Uniqema Boulevard	2000	1,509	404	—	3,692	—	404	3,692	4,096	(196)	3,900
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	—	1,350	13,229	14,579	(744)	13,835
Vassar Street	1950/1998	—	2,040	—	13,841	—	2,040	13,841	15,881	(894)	14,987
Waples Street	1983/2005	—	2,470	—	2,907	9,820	2,470	12,727	15,197	(2,055)	13,142
Walnut Street	2004	—	5,200	—	36,068	—	5,200	36,068	41,268	(1,606)	39,662
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	—	4,922	121,182	126,104	(7,826)	118,278
217th Place	1987/2007	—	7,125	—	3,529	12,846	7,125	16,375	23,500	(38)	23,462

Total		$793,952	$401,866	$14,210	$2,116,976	$377,375	$417,428	$2,492,999	$2,910,427	$(104,444)	$2,805,983

(1)	Includes secured construction loan secured by the Center for Life Science | Boston property, but excludes unamortized debt premium of $10,888.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $3.0 billion as of December 31, 2007 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from 15 years to 40 years.

(4)	The entire property was under development or redevelopment as of December 31, 2007.

(5)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

The following table reconciles the historical cost and related accumulated depreciation as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Investment in real estate:
Balance at beginning of year	$2,518,117	$1,151,275	$471,799
Property acquisitions	134,457	1,296,134	650,642
Improvements	257,853	70,708	28,834

Balance at end of year	$2,910,427	$2,518,117	$1,151,275

Accumulated Depreciation:
Balance at beginning of year	$(60,579)	$(21,904)	$(3,269)
Depreciation expense	(43,865)	(38,675)	(18,635)

Balance at end of year	$(104,444)	$(60,579)	$(21,904)

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have an investment in unconsolidated entities. As we manage these entities, our disclosure controls and procedures with respect to such entities are essentially consistent with those we maintain with respect to our consolidated entities. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2007, the end of the company’s most recent fiscal year.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 14, 2007 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)
3.2	Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)
3.3	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(2)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(3)
4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(2)
4.3	Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(4)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(5)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan, as amended.(6)
10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(7)
10.5	Form of Long Term Incentive Plan Unit Award Agreement.(6)
10.6	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(3)
10.7	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc. and Alan D. Gold.(8)
10.8	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc. and Gary A. Kreitzer.(8)
10.9	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc. and R. Kent Griffin, Jr.(8)
10.10	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc. and John F. Wilson, II.(8)
10.11	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc. and Matthew G. McDevitt.(8)
10.12	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.13	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.14	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.15	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.16	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(3)
10.17	BioMed Realty 401(k) Retirement Savings Plan.(7)
10.18	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(7)
10.19	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(7)
10.20	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(9)

Exhibit
Number	Description

10.21	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(9)
10.22	Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(5)
10.23	Agreement for Purchase of Real Estate, dated as of April 15, 2005, between BioMed Realty, L.P. and The Lyme Timber Company.(10)
10.24	Form of Secured Term Loan Note.(11)
10.25	First Amended and Restated Secured Term Loan Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(12)
10.26	Form of Line Note under Unsecured Credit Agreement.(11)
10.27	Form of Term Note under Unsecured Credit Agreement.(11)
10.28	Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(12)
10.29	Assumption, Consent and Loan Modification Agreement, dated as of May 31, 2005, by and among KS Parcel D, LLC, The Lyme Timber Company, BioMed Realty Trust, Inc., BMR-500 Kendall Street LLC and The Variable Annuity Life Insurance Company.(11)
10.30	Promissory Note, dated as of November 21, 2003, to The Variable Annuity Life Insurance Company.(11)
10.31	Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents, dated as of November 21, 2003, in favor of The Variable Annuity Life Insurance Company.(11)
10.32	Lease, dated as of January 18, 2001, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(11)
10.33	First Amendment to Lease, dated as of May 9, 2002, by and between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.(11)
10.34	Second Amendment to Lease, dated as of September 16, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(11)
10.35	Third Amendment to Lease, dated as of December 22, 2003, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(11)
10.36	Fourth Amendment to Lease, dated as of September 30, 2004, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(11)
10.37	Fifth Amendment to Lease, dated as of April 15, 2005, by and between KS Parcel A, LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(11)
10.38	Sixth Amendment to Lease, dated as of September 23, 2005, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(13)
10.39	Seventh Amendment to Lease, dated as of January 23, 2006, by and between BMR-675 West Kendall Street LLC, as successor to Kendall Square, LLC, and Vertex Pharmaceuticals Incorporated.(9)
10.40	Lease, dated as of September 17, 1999, by and between Trustees of Fort Washington Realty Trust and Vertex Pharmaceuticals Incorporated.(11)
10.41	Lease, dated March 3, 1995, by and between Fort Washington Limited Partnership and Vertex Pharmaceuticals Incorporated.(11)
10.42	First Amendment to Lease, dated as of December 1996, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)
10.43	Second Amendment to Lease, dated as of June 13, 1997, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)
10.44	Third Amendment to Lease, dated as of October 1, 1998, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)
10.45	Fourth Amendment to Lease, dated as of February 22, 2000, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)

Exhibit
Number	Description

10.46	Fifth Amendment to Lease, dated as of May 1, 1999, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)
10.47	Sixth Amendment to Lease, dated as of April 6, 2005, by and between David E. Clem and David M. Roby, as Trustees of Fort Washington Realty Trust, and Vertex Pharmaceuticals Incorporated.(11)
10.48	Seventh Amendment to Lease, dated as of October 15, 2007, by and between BMR-40 Erie Street LLC, as successor to Fort Washington Limited Partnership, and Vertex Pharmaceuticals Incorporated.(14)
10.49	Lease, dated November 14, 2006, between BMR-21 Erie Street LLC and Vertex Pharmaceuticals Incorporated.(15)
10.50	First Amendment to Lease, dated as of February 28, 2007, by and between BMR-21 Erie Street LLC and Vertex Pharmaceuticals Incorporated.(14)
10.51	Multi-Tenant Industrial Lease, dated as of April 7, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.(14)
10.52	First Amendment to Multi-Tenant Industrial Lease, dated as of September 1, 1997, by and between AEW/LBA Acquisition Co. II, LLC and Aurora Biosciences Corporation.(14)
10.53	Second Amendment to Multi-Tenant Industrial Lease, dated as of August 21, 2007, by and between BMR-Torreyana LLC, as successor to AEW/LBA Acquisition Co. II, LLC, and Vertex Pharmaceuticals (San Diego) LLC, as successor to Aurora Biosciences Corporation.(14)
10.54	Agreement of Purchase and Sale, dated as of May 2, 2006, between Human Genome Sciences, Inc. and BioMed Realty, L.P.(16)
10.55	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc.(17)
10.56	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(17)
10.57	Secured Bridge Loan Agreement, dated as of May 24, 2006, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(17)
10.58	Form of Note under Secured Bridge Loan Agreement.(17)
10.59	First Amendment to Secured Bridge Loan Agreement, dated as of July 5, 2006, by and among BioMed Realty, L.P. and KeyBank National Association, individually and as Administrative Agent.(18)
10.60	Purchase and Sale Agreement, dated as of June 7, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(19)
10.61	First Amendment to Purchase and Sale Agreement, dated as of June 22, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(19)
10.62	Second Amendment to Purchase and Sale Agreement, dated as of June 23, 2006, between Sun Microsystems, Inc. and BioMed Realty, L.P.(19)
10.63	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(4)
10.64	Promissory Note, dated August 23, 2006, by BMR-Shady Grove B LLC in favor of KeyBank National Association.(20)
10.65	Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated August 23, 2006, by BMR-Shady Grove Road HQ LLC in favor of KeyBank National Association.(20)
10.66	Real Estate Purchase and Sale Agreement, dated as of October 20, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.(21)
10.67	First Amendment to Real Estate Purchase and Sale Agreement, dated as of November 2, 2006, among BioMed Realty, L.P., CLSB I, LLC and CLSB II, LLC.(22)
10.68	Secured Acquisition and Construction Loan Agreement, dated as of November 17, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(15)
10.69	Promissory Note, dated November 17, 2006, by BMR-Blackfan Circle LLC in favor of KeyBank National Association.(15)

Exhibit
Number	Description

10.70	Amended and Restated Secured Acquisition and Construction Loan Agreement, dated as of December 21, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(23)
10.71	Purchase and Sale Agreement, dated as of January 29, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(5)
10.72	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(5)
10.73	Purchase and Sale Agreement, dated as of January 29, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(5)
10.74	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(5)
10.75	Second Amendment to Real Estate Purchase and Sale Agreement, dated as of April 3, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(24)
10.77	Director Compensation Policy.(25)
10.78	Dividend Reinvestment and Stock Purchase Plan.(26)
12.1	Ratio of Earnings to Fixed Charges.(27)
21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(27)
23.1	Consent of KPMG LLP.(27)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(27)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(27)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(27)

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(6)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(8)	Incorporated by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(12)	Incorporated by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2007.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2006.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2006.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2006.

(23)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

(24)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007.

(25)	Incorporated by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007.

(26)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

(27)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.

/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/  KENT GRIFFIN
Kent Griffin
Chief Financial Officer
(Principal Financial Officer)

/s/  GREG N. LUBUSHKIN
Greg N. Lubushkin
Vice President — Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	February 28, 2008

/s/ EDWARD A. DENNIS Edward A. Dennis	Director	February 28, 2008

/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 28, 2008

/s/ GARY A. KREITZER Gary A. Kreitzer	Executive Vice President, General Counsel, Secretary and Director	February 28, 2008

/s/ MARK J. RIEDY Mark J. Riedy	Director	February 28, 2008

/s/ THEODORE D. ROTH Theodore D. Roth	Director	February 28, 2008

/s/ M. FAYE WILSON M. Faye Wilson	Director	February 28, 2008