Form 10-Q
period 2008-03-31
BioMed Realty Trust Inc
filed 2008-05-01
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
Commission File Number: 1-32261
BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1142292 (I.R.S. Employer Identification No.)

17190 Bernardo Center Drive San Diego, California (Address of Principal Executive Offices)	92128 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 30, 2008 was 71,722,285.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments in real estate, net	$2,868,432	$2,805,983
Investment in unconsolidated partnerships	21,356	22,588
Cash and cash equivalents	19,383	13,479
Restricted cash	8,351	8,867
Accounts receivable, net	4,716	4,457
Accrued straight-line rents, net	40,682	36,415
Acquired above-market leases, net	5,374	5,745
Deferred leasing costs, net	112,334	116,491
Deferred loan costs, net	14,554	15,567
Other assets	30,767	27,676

Total assets	$3,125,949	$3,057,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$377,675	$379,680
Secured construction loan	457,628	425,160
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	310,747	270,947
Security deposits	7,326	7,090
Dividends and distributions payable	27,385	25,596
Accounts payable, accrued expenses, and other liabilities	134,751	95,871
Acquired below-market leases, net	22,199	23,708

Total liabilities	1,762,711	1,653,052
Minority interests	16,690	17,280
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	222,413	222,413
Common stock, $.01 par value, 100,000,000 shares authorized, 65,593,285 and 65,571,304 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	656	656
Additional paid-in capital	1,279,852	1,277,770
Accumulated other comprehensive loss	(54,824)	(21,762)
Dividends in excess of earnings	(101,549)	(92,141)

Total stockholders’ equity	1,346,548	1,386,936

Total liabilities and stockholders’ equity	$3,125,949	$3,057,268

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Three Months
	Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Rental	$50,342	$47,508
Tenant recoveries	16,582	16,510
Other income	434	4,780

Total revenues	67,358	68,798

Expenses:
Rental operations	13,865	13,115
Real estate taxes	5,269	5,916
Depreciation and amortization	17,687	17,254
General and administrative	6,194	5,343

Total expenses	43,015	41,628

Income from operations	24,343	27,170
Equity in net (loss)/income of unconsolidated partnerships	(172)	22
Interest income	155	231
Interest expense	(6,937)	(6,852)

Income from continuing operations before minority interests	17,389	20,571
Minority interests in continuing operations of consolidated partnerships	8	—
Minority interests in continuing operations of operating partnership	(589)	(699)

Income from continuing operations	16,808	19,872
Income from discontinued operations before gain on sale of assets and minority interests	—	387
Minority interests attributable to discontinued operations	—	(16)

Income from discontinued operations	—	371

Net income	16,808	20,243
Preferred stock dividends	(4,241)	(4,194)

Net income available to common stockholders	$12,567	$16,049

Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.24

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.25

Weighted-average common shares outstanding:
Basic	65,350,512	65,289,950

Diluted	68,429,903	68,231,124

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Operating activities:
Net income	$16,808	$20,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts for discontinued operations	17,687	17,391
Minority interests in consolidated partnerships	(8)	—
Minority interests in operating partnership and discontinued operations	589	715
Allowance for doubtful accounts	91	167
Revenue reduction attributable to acquired above-market leases	371	652
Revenue recognized related to acquired below-market leases	(1,509)	(1,189)
Compensation expense related to restricted common stock and LTIP units	1,382	1,119
Amortization of deferred loan costs	563	393
Amortization of debt premium on mortgage notes payable	(150)	(206)
Loss/(income) from unconsolidated partnerships	172	(22)
Distributions representing return on capital from unconsolidated partnerships	19	29
Changes in operating assets and liabilities:
Restricted cash	516	(486)
Accounts receivable	(350)	1,149
Accrued straight-line rents	(4,267)	(3,902)
Deferred leasing costs	(1,480)	(3,851)
Other assets	380	(1,528)
Security deposits	236	(942)
Accounts payable, accrued expenses and other liabilities	(7,036)	(6,585)

Net cash provided by operating activities	24,014	23,147

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(58,564)	(82,200)
Distributions representing return of capital from unconsolidated partnerships	1,373	—
Contributions to unconsolidated partnerships	(332)	—
Minority interest investment in consolidated partnerships	—	200
Receipts of master lease payments	103	232
Additions to non-real estate assets	(4,944)	(146)
Funds held in escrow for acquisitions	—	(22,000)

Net cash used in investing activities	(62,364)	(103,914)

Financing activities:
Proceeds from preferred stock offering	—	230,000
Payment of preferred stock offering costs	—	(7,587)
Payment of deferred loan costs	—	(339)
Unsecured line of credit proceeds	39,800	56,950
Unsecured line of credit repayments	—	(222,255)
Principal payments on mortgage notes payable	(1,446)	(1,512)
Secured construction loan proceeds	32,468	38,441
Deferred settlement payments, net on interest rate swaps	(972)	—
Distributions to minority interest in consolidated partnership	—	(37)
Distributions to operating partnership unit and LTIP unit holders	(1,029)	(874)
Dividends paid to common stockholders	(20,326)	(18,973)
Dividends paid to preferred stockholders	(4,241)	—

Net cash provided by financing activities	44,254	73,814

Net increase/(decrease) in cash and cash equivalents	5,904	(6,953)
Cash and cash equivalents at beginning of period	13,479	25,664

Cash and cash equivalents at end of period	$19,383	$18,711

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $14,638 and $12,260, respectively)	$9,186	$9,853
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,194
Accrual for common stock dividends declared	21,974	20,291
Accrual for distributions declared for partnership unit and LTIP unit holders	1,170	1,018
Accrued additions to real estate and related intangible assets	54,037	34,590
Accrued additions to pre-acquisition costs	—	2,504
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
     BioMed Realty Trust, Inc., a Maryland corporation (the “Company”), was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Company commenced operations after completing its initial public offering. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
2. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

     If FIN 46R does not apply, the Company considers Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
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
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships or limited liability companies was impaired as of March 31, 2008.
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	March 31, 2008	December 31, 2007
Land	$313,694	$313,685
Land under development	103,810	103,743
Buildings and improvements	1,680,143	1,675,530
Construction in progress	812,880	750,460
Tenant improvements	73,888	67,009

	2,984,415	2,910,427
Accumulated depreciation	(115,983)	(104,444)

	$2,868,432	$2,805,983

     The purchase price of the acquisition completed in the first three months of 2008 has been allocated on a preliminary basis to the assets acquired. The Company expects to finalize its purchase price allocation no later than twelve months from the date of acquisition (see Note 9).
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through March 31, 2008, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to approximately 16 years as of March 31, 2008. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
     Deferred leasing costs, net at March 31, 2008 consisted of the following (in thousands):

	Balance at
	March 31,	Accumulated
	2008	Amortization	Net
Acquired in-place leases	$168,391	$(76,633)	$91,758
Acquired management agreements	12,921	(7,073)	5,848
Deferred leasing and other direct costs	16,788	(2,060)	14,728

	$198,100	$(85,766)	$112,334

     Deferred leasing costs, net at December 31, 2007 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated	Net
	2007	Amortization	Net
Acquired in-place leases	$167,664	$(71,412)	$96,252
Acquired management agreements	12,921	(6,603)	6,318
Deferred leasing and other direct costs	15,541	(1,620)	13,921

	$196,126	$(79,635)	$116,491

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
     All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on the Company’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and any fixed rate renewal periods, if applicable. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
     Acquired above-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(7,355)	(6,984)

	$5,374	$5,745

     Acquired below-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Acquired below-market leases	$37,961	$37,961
Accumulated amortization	(15,762)	(14,253)

	$22,199	$23,708

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
     Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. A gain on early termination of leases of $4.8 million for the three months ended March 31, 2007 is included in other income in the 2007 consolidated statements of income and was due to the early termination of a lease at the Company’s 201 Elliott property. The related straight-line rent receivable and remaining other related intangible assets corresponding to the lease terminations were fully amortized in 2006.
Share-Based Payments
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the three months ended March 31, 2008, the

Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 8), which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options.
Assets and Liabilities Measured at Fair-Value
     On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances.
     On January 1, 2008, the Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.
     SFAS 157 emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, SFAS 157 establishes a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Currently, the Company uses forward starting and interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 12).
     No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of March 31, 2008.

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
     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007 and the three months ended March 31, 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt (see Notes 6 and 12). The Company formally documents the hedging relationships for all derivative instruments, accounts for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
Segment Information
     The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one operating segment under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. The value of the Units not owned by the Company, had such units been redeemed at March 31, 2008, was approximately $83.9 million based on the average closing price of the Company’s common stock of $24.01 per share for the ten consecutive trading days immediately preceding March 31, 2008.
     The following table shows the vested ownership interests in the Operating Partnership:

	March 31, 2008		December 31, 2007
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	65,374,333	95.5%	65,308,702	95.7%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,887,644	4.2%	2,726,172	4.0%
Partnership units held by third parties	190,392	0.3%	190,392	0.3%

Total	68,452,369	100.0%	68,225,266	100.0%

     The accompanying consolidated financial statements include investments in four variable interest entities in which the Company was considered to be the primary beneficiary under FIN 46R for the periods presented. As of March 31, 2008, the Company had a 70% interest in the limited liability company that owns the Waples property, a 70% interest in the limited liability company that owns the Fairview property, and an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. These entities are consolidated in the accompanying consolidated financial statements. Equity interests in these partnerships not owned by the Company are classified as minority interest on the consolidated balance sheets as of March 31, 2008. Subject to certain conditions, the Company and the holders of the minority interests in the Waples and Fairview limited liability companies can purchase the other members’ interests (“put-call options”) and the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company (“buy-sell option”). The estimated fair-values of these options are not material and the Company believes that it will have adequate resources to settle the options if exercised. On October 1, 2007, pursuant to the exercise of a put option by the minority interest limited partner in the limited partnership that owned the King of Prussia property, the Company completed the purchase of the remaining 11% interest in the limited partnership for a purchase price of approximately $1.8 million, excluding closing costs.
4. Stockholders’ Equity
     During the three months ended March 31, 2008, the Company issued restricted stock awards to employees totaling 21,981 shares of common stock, which are included in the total of common stock outstanding as of the period end (see Note 7). During the three months ended March 31, 2008, the Company also issued 177,134 LTIP units to employees, which are also included in the total of common stock outstanding as of the period end (see Note 7).
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
Common Stock, Partnership Units and LTIP Units
     As of March 31, 2008, the Company had outstanding 65,593,285 shares of common stock and 2,863,564 and 631,850 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Notes 3 and 8.
7.375% Series A Cumulative Redeemable Preferred Stock
     As of March 31, 2008, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
     The following table lists the dividends and distributions made by the Company and the Operating Partnership during the three months ended March 31, 2008:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 14, 2008	Common stock and partnership and LTIP units	$0.33500	January 1, 2008 to March 31, 2008	April 15, 2008	$23,144
March 14, 2008	Series A preferred stock	$0.46094	January 16, 2008 to April 15, 2008	April 15, 2008	$4,241

Total 2008 dividends and distributions declared through March 31, 2008:
Common stock, partnership units, and LTIP units	$23,144
Series A preferred stock	4,241

$27,385

Accumulated Other Comprehensive Income
     The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$16,808	$20,243
Preferred stock dividends	(4,241)	(4,194)

Net income available to common stockholders	12,567	16,049
Other comprehensive income:
Unrealized loss on interest rate swap agreements	(33,062)	(130)

Comprehensive (loss)/income	$(20,495)	$15,919

5. Mortgage Notes Payable
     A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	March 31,	December 31,
	Rate	Rate	2008	2007	Maturity Date
Ardentech Court	7.25%	5.06%	$4,539	$4,564	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,234	15,335	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,477	11,508	January 1, 2011
Eisenhower Road	5.80%	4.63%	2,096	2,113	May 5, 2008
40 Erie Street	7.34%	4.90%	17,350	17,625	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	69,039	69,437	December 1, 2018
Lucent Drive	5.50%	5.50%	5,493	5,543	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,274	9,336	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,763	6,785	September 1, 2012
Road to the Cure	6.70%	5.78%	15,372	15,427	January 31, 2014
Science Center Drive	7.65%	5.04%	11,262	11,301	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,791	29,986	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,182	21,323	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,472	1,509	May 1, 2015

			367,344	368,792
Unamortized premiums			10,331	10,888

			$377,675	$379,680

     Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
     The Company intends to repay any principal and accrued interest due in 2008 through the use of cash from operations or borrowings from its unsecured line of credit.
6. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
     The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $600.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured line of credit to $1.0 billion subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1,

2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In September 2007, the Company entered into three interest rate swap agreements, which were intended to have the effect of initially fixing the interest rate on $205.0 million of the unsecured line of credit at a weighted average rate of 5.9% through September 2008. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At March 31, 2008, the Company had $310.7 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 4.0% on the unhedged portion of the outstanding debt of approximately $105.7 million.
Secured Term Loan
     The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in 14 of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate on the secured term loan at 5.8% until the interest rate swap expires in 2010. At March 31, 2008, the Company had $250.0 million in outstanding borrowings on its secured term loan.
     The terms of the credit agreements for the unsecured line of credit and the secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2008.
Exchangeable Senior Notes
     On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for the first quarter of 2008 did not result in a material change to the exchange rate. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At March 31, 2008, the Company had an aggregate principal amount of $175.0 million outstanding under the Notes.

Secured Construction Loan
     The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. In September 2007, the Company entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on $330.0 million of the secured construction loan at a rate of 6.1% through September 2008. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of March 31, 2008. At March 31, 2008, the Company had outstanding borrowings on the secured construction loan of $457.6 million, with a weighted-average interest rate of 4.2% on the unhedged portion of the outstanding debt of approximately $127.6 million.
     As of March 31, 2008, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $10.3 million, unsecured line of credit, secured term loan, the Notes, and the secured construction loan) were as follows (in thousands):

2008	$23,006
2009	462,654
2010	47,446
2011	336,967
2012	291,421
Thereafter	399,225

$1,560,719

7. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, and the vesting of unvested LTIP units and restricted stock that have been granted, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three months ended March 31, 2008 and 2007. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 6) as the weighted-average common stock price of $22.46 and $28.52 for three months ended March 31, 2008 and 2007, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three months ended March 31, 2008 and 2007.
     Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2008	2007
Income from continuing operations and net income available for common stockholders (basic earnings per share):
Income from continuing operations	$16,808	$19,872
Preferred stock dividends	(4,241)	(4,194)

Income from continuing operations available to common stockholders	12,567	15,678
Income from discontinued operations	—	371

Net income available to common stockholders	$12,567	$16,049

Income from continuing operations and net income available for common stockholders (diluted earnings per share):
Income from continuing operations available to common stockholders	$12,567	$15,678
Minority interests in continuing operations of operating partnership	589	699

Income from continuing operations available to common stockholders before minority interests in continuing operations	13,156	16,377
Income from discontinued operations	—	371
Minority interest in discontinued operations of operating partnership	—	16

Net income available to common stockholders before minority interests	$13,156	$16,764

Weighted-average common shares outstanding:
Basic	65,350,512	65,289,950
Incremental shares from assumed conversion/vesting:
Unvested restricted stock and LTIP units using the treasury method	13,567	26,182
Operating partnership and LTIP units	3,065,824	2,914,992

Diluted	68,429,903	68,231,124

Basic and diluted earnings per share:
Income per share — basic:
Income per share from continuing operations available to common stockholders	$0.19	$0.24
Income per share from discontinued operations	—	0.01

Net income per share available to common stockholders	$0.19	$0.25

Income per share — diluted:
Income per share from continuing operations available to common stockholders	$0.19	$0.24
Income per share from discontinued operations	—	0.01

Net income per share available to common stockholders	$0.19	$0.25

8. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of March 31, 2008, 1,146,115 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through March 31, 2008, the Company had only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
     LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (generally three to five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.
     During the three months ended March 31, 2008 and 2007, the Company granted 199,115 shares of unvested restricted stock and LTIP units with an aggregate value of $4.4 million, and 302,500 shares of unvested restricted stock and LTIP units with an aggregate value of $9.0 million under the Plan, respectively. For the three months ended March 31, 2008 and 2007, a total of 227,103 and 199,818 shares of restricted stock and LTIP units vested, with fair-values of $5.2 million and $5.7 million, respectively. For the three months ended March 31, 2008 and 2007, $1.4 million and $1.1 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of March 31, 2008, total compensation expense related to unvested awards of $15.0 million will be recognized in the future over a weighted-average period of 3.4 years.
     A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2008	664,318	$27.81
Granted	199,115	22.29
Vested	(227,103)	23.93

Balance at March 31, 2008	636,330	26.37

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2007	424,380	$23.79
Granted	302,500	29.83
Forfeited	(3,809)	28.16
Vested	(199,818)	19.96

Balance at March 31, 2007	523,253	28.71

9. Property Acquisitions
     The Company acquired the following property during the quarter ended March 31, 2008 (dollars in thousands):

	Acquisition	Investments	In-Place	Total Cash
Property	Date	in Real Estate	Lease	Consideration
500 Fairview Avenue	January 28, 2008	$3,286	$727	$4,013

Intangible amortization life (in months)			57
10. Investment in Unconsolidated Partnerships
     The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2008 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	21%	21	%(4)	September 30, 2004

(1)	PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and two buildings currently under construction at 301 Binney Street and 650 East Kendall Street that the Company believes can support up to 700,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site will also include a below grade parking facility that the Company estimates can support up to 560 spaces upon completion.

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available will be utilized to fund future construction costs at certain properties currently under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project. On February 19, 2008, the PREI limited liability companies extended the term of the secured acquisition and interim loan facility by one year to April 3, 2009, with no additional changes to the pricing or terms of the facility.

(2)	PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $814,000 at March 31, 2008.

(3)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at March 31, 2008.

(4)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
     The Company acts as the operating member or partner, as applicable, and day-to-day manager for these partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $452,000 in fees for the three months ended March 31, 2008 for services provided to the PREI limited liability companies.
     The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31,	December 31,
	2008	2007
Assets:
Investments in real estate, net	$542,594	$522,277
Cash and cash equivalents (including restricted cash)	6,608	8,430
Intangible assets, net	16,970	17,552
Other assets	10,747	8,488

Total assets	$576,919	$556,747

Liabilities and equity:
Mortgage notes payable	$449,040	$426,914
Other liabilities	28,339	23,215
Members’ equity	99,540	106,618

Total liabilities and equity	$576,919	$556,747

Company’s net investment in unconsolidated partnerships	$21,356	$22,588

     On February 13, 2008, a wholly owned subsidiary of PREI I LLC entered into a secured construction loan facility with Wachovia Bank, National Association and certain other lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and will also be used to fund the balance of the anticipated cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At March 31, 2008, there were $88.9 million in outstanding borrowings on its secured construction loan facility, with a weighted-average interest rate of 4.4%.

     The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Total revenues	$7,623	$479

Rental operations expenses	1,834	10
Real estate taxes	1,724	40
Depreciation and amortization	2,248	95
Interest expense, net of interest income	2,682	227

Total expenses	8,488	372

Net (loss)/ income	$(865)	$107

Company’s equity in net (loss)/income of unconsolidated partnerships	$(172)	$22

11. Discontinued Operations
     During 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale
Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087
     The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following is a summary of the revenue and expense components that comprise income from discontinued operations (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Total revenues	$—	$670
Total expenses	—	283

Income before minority interests and gain on sale	—	387
Minority interests attributable to discontinued operations	—	(16)

Income from discontinued operations	$—	$371

12. Derivatives and Other Financial Instruments
     As of March 31, 2008, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million, which are valued on the accompanying consolidated balance sheets at their fair-values. At maturity, the Company will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing.
     As of March 31, 2008, the Company also had five interest rate swaps with an aggregate notional amount of $785.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining four interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. Three of these interest rate swaps have an aggregate notional amount of $205.0 million and are initially intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $330.0 million and is initially intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.
     The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair-values, which are included in other liabilities on the accompanying consolidated balance sheets (in thousands):

Current				Fair-Value(1)
Notional Amount	Strike Rate	Effective Date	Expiration Date	March 31, 2008	December 31, 2007
$250,000	4.157%	June 1, 2005	June 1, 2010	$(9,477)	$(2,830)
150,000	5.162%	December 30, 2008	December 30, 2018	(10,165)	(4,254)
50,000	5.167%	December 30, 2008	December 30, 2018	(3,401)	(1,437)
100,000	5.167%	December 30, 2008	December 30, 2018	(6,801)	(2,874)
150,000	5.152%	December 30, 2008	December 30, 2018	(10,083)	(4,139)
115,000	4.673%	October 1, 2007	August 1, 2011	(7,075)	(3,261)
35,000	4.700%	October 10, 2007	August 1, 2011	(2,185)	(1,019)
330,000	4.825%	September 25, 2007	September 25, 2008	(4,027)	(1,700)
55,000	4.760%	September 20, 2007	September 20, 2008	(644)	(254)

$1,235,000				$(53,858)	$(21,768)

(1)	On January 1, 2008, the Company adopted SFAS 157, which requires the Company to disclose the framework utilized for measuring the fair-value of assets and liabilities measured at fair-value on a recurring basis (see Note 2). The Company has determined that its derivative valuations for the three months ended March 31, 2008 in their entirety are classified in Level 2 of the fair-value hierarchy.

     The increase in net unrealized losses of $33.1 million and $130,000 for the three months ended March 31, 2008 and 2007, respectively, for derivatives designated as cash flow hedges are separately disclosed in the accompanying footnotes to the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive income (see Note 4). For the three months ended March 31, 2008 and 2007, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity date and interest rate reset dates of the interest rate swap and debt was recognized in interest expense.
     Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings when the hedged transaction affects earnings. The change in net unrealized losses on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense of $797,000 and a reduction to interest expense of $728,000 for the three months ended March 31, 2008 and 2007, respectively.
13. New Accounting Standards
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements that purchase method of accounting be used for all business combinations, for an acquirer to be identified for each business combination, and retains the guidance for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair-values as of that date, changes the recognition of assets acquired and liabilities assumed arising from contingencies, and changes the recognition and measurement of contingent consideration. In addition, SFAS 141(R) requires that costs incurred to effect the acquisition and restructuring costs that the acquirer expected, but is not obligated to incur, be recognized as an expense separately from the business combination. SFAS 141(R) will also require additional disclosure of information surrounding a business combination, including additional information regarding the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 may only be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements.
     In February 2008, the FASB issued Staff Position No. FAS 157-2, which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect of the implementation of SFAS 157 on its non-financial assets and non-financial liabilities, but does not believe that it will have on a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) as an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the requirements of this statement and has not yet determined its effect on the Company’s consolidated financial statements.

14. Subsequent Events
     On April 22, 2008, the Company completed a common stock offering of 6,129,000 shares (including the exercise of the underwriters’ over-allotment option with respect to 429,000 shares) at $25.50 per share, resulting in gross proceeds of approximately $156.3 million. The proceeds to the Company, net of transaction costs, were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for general corporate and working capital purposes.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     As used herein, the terms “we”, “us”, “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries.
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate); adverse economic or real estate developments in the life science industry or our target markets; risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments; failure to manage effectively our growth and expansion into new markets, or to complete or integrate acquisitions and developments successfully; risks and uncertainties affecting property development and construction; risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the financial and securities markets; potential liability for uninsured losses and environmental contamination; risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and possible adverse changes in tax and environmental laws; and risks associated with our dependence on key personnel whose continued service is not guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2007. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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

     At March 31, 2008, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.4 million rentable square feet, including 1.9 million square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to 1.4 million rentable square feet of laboratory and office space.
     The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), repositioning and redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at March 31, 2008:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized properties	41	5,203,219	98.8%	4	257,308	100.0%	45	5,460,527	98.9%
Lease up properties(1)	11	1,153,138	66.2%	1	n/a	n/a	12	1,153,138	66.2%

Total operating portfolio	52	6,356,357	92.9%	5	257,308	100.0%	57	6,613,665	93.2%
Repositioning and redevelopment properties	6	1,863,817	13.0%	—	—	n/a	6	1,863,817	13.0%
Construction in progress	4	1,241,000	72.0%	2	700,000	16.1%	6	1,941,000	51.8%

Total portfolio	62	9,461,174	74.4%	7	957,308	38.6%	69	10,418,482	70.1%
Land parcels	n/a	1,367,000	n/a	—	—	n/a	—	1,367,000	n/a

Total Portfolio/ Weighted-Average(2)	62	10,828,174	n/a	7	957,308	n/a	69	11,785,482	n/a

(1)	The unconsolidated partnership portfolio property within the lease up property category is the 301 Binney Street garage property, which is not yet fully leased pending completion of development activities at the 301 Binney Street building.

(2)	Percent of rentable square feet leased excludes undeveloped land parcels.
Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Approximately 1.1% of our leased square footage expires during the remainder of 2008 and approximately 5.1% of our leased square footage expires during 2009. Our leasing strategy focuses on leasing currently vacant space and negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.
     The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities.
     A more complete discussion of the factors which may influence future operations can be found in our annual report on Form 10-K for the year ended December 31, 2007.
Critical Accounting Policies
     A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2007.
New Accounting Standards
     See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.

Results of Operations
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
     The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties and discontinued operations), redevelopment/development properties (properties that were under redevelopment or development during either of the three months ended March 31, 2008 or 2007), and new properties (properties that were not owned for each of the three months ended March 31, 2008 and 2007 and were not under redevelopment/development), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental	$45,165	$44,169	$1,353	$3,281	$3,824	$58
Tenant recoveries	15,643	14,363	436	2,136	503	11
Other income	433	13	1	4,767	—	—

Total revenues	$61,241	$58,545	$1,790	$10,184	$4,327	$69

     Rental Revenues. Rental revenues increased $2.8 million to $50.3 million for the three months ended March 31, 2008 compared to $47.5 million for the three months ended March 31, 2007. The increase was primarily due to acquisitions during 2007, partially offset by properties that generated rental revenue in 2007, which are currently undergoing redevelopment. In addition, same property rental revenues increased $996,000, or 2.3%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase in same property rental revenues was primarily a result of the expansion of an existing lease at our King of Prussia property and new leases at our Landmark at Eastview property, partially offset by the expiration of a lease at our Ardenwood Venture property.
     Tenant Recoveries. Revenues from tenant reimbursements increased $72,000 to $16.6 million for the three months ended March 31, 2008 compared to $16.5 million for the three months ended March 31, 2007. The increase was primarily due to acquisitions during 2007, partially offset by properties for which tenant recoveries were recognized in 2007, but which are currently undergoing redevelopment. In addition, same property tenant recoveries increased $1.3 million, or 8.9%, for the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of increases in utility usage and other recoverable costs compared to the prior year and real estate tax rebates in the prior year that resulted in a reduction of tenant recoveries at certain properties.
     Other Income. Other income was $434,000 for the three months ended March 31, 2008 compared to $4.8 million for the three months ended March 31, 2007. Other income for the three months ended March 31, 2007 was primarily comprised of a gain on early termination of a lease at our Elliott Avenue property in the amount of $4.8 million. Other income for the three months ended March 31, 2008 was primarily comprised of development fees related to our PREI joint venture limited liability companies.
     The following tables show operating expenses for same properties, redevelopment/development properties, and new properties, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental operations	$13,103	$11,569	$377	$1,541	$385	$5
Real estate taxes	4,660	5,017	237	891	372	8
Depreciation and amortization	15,562	15,520	865	1,734	1,260	—

Total expenses	$33,325	$32,106	$1,479	$4,166	$2,017	$13

     Rental Operations Expense. Rental operations expense increased $750,000 to $13.9 million for the three months ended March 31, 2008 compared to $13.1 million for the three months ended March 31, 2007. The increase was partly due to the inclusion of rental operations expense for properties acquired during 2007 and 2008, as well as an increase in same property rental operations expense of $1.5 million, or 13.3%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase in same property rental operations expense was primarily due to the hiring of additional property management personnel and related expansion of our operations in 2007 and 2008, higher utility usage and other recoverable costs, and higher repairs and maintenance costs at certain properties compared to the same period in the prior year.

     Real Estate Tax Expense. Real estate tax expense decreased $647,000 to $5.3 million for the three months ended March 31, 2008 compared to $5.9 million for the three months ended March 31, 2007. The decrease was primarily due to the capitalization of property taxes in connection with properties under development and a decrease in the tax rates at our Landmark at Eastview property, partially offset by properties acquired during 2007 and 2008. Same property real estate tax expense decreased $357,000, or 7.1%, for the three months ended March 31, 2008 compared to the same period in the prior year.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $433,000 to $17.7 million for the three months ended March 31, 2008 compared to $17.3 million for the three months ended March 31, 2007. The increase was primarily due to depreciation and amortization expense for the properties acquired in 2007 and 2008, partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment.
     General and Administrative Expenses. General and administrative expenses increased $851,000 to $6.2 million for the three months ended March 31, 2008 compared to $5.3 million for the three months ended March 31, 2007. The increase was primarily due to continued growth in the corporate infrastructure necessary to support our expanded property portfolio and an increase in stock compensation costs.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships decreased $194,000 to a loss of ($172,000) for the three months ended March 31, 2008 compared to income of $22,000 for the three months ended March 31, 2007. The decrease was primarily due to our proportionate share of the losses generated by the PREI limited liability companies, offset by our allocation of the net income in the McKellar Court partnership.
     Interest Expense. Interest cost incurred for the three months ended March 31, 2008 totaled $21.6 million compared to $19.2 million for the three months ended March 31, 2007, primarily due an increase in borrowing related to development and redevelopment activities, partially offset by a decrease in interest rates compared to the same period in the prior year. During the three months ended March 31, 2008, we capitalized $14.6 million of interest compared to $12.3 million for the three months ended March 31, 2007. The increase in capitalized interest reflects our increased development and redevelopment activities. Capitalized interest for the three months ended March 31, 2008 was primarily comprised of amounts relating to our Center for Life Science | Boston development and Pacific Research Center redevelopment projects, which were acquired on November 17, 2006 and July 11, 2006, respectively. We expect to continue to capitalize interest costs on these and other properties currently under development or redevelopment, including our 530 Fairview Avenue, Landmark at Eastview, and 9865 Towne Centre Drive properties. Net of capitalized interest and the accretion of debt premium, interest expense was $6.9 million for both the three months ended March 31, 2008 and March 31, 2007.
     Minority Interests. Minority interests decreased $134,000 to ($581,000) for the three months ended March 31, 2008 compared to ($715,000) for the three months ended March 31, 2007. The decrease in minority interests was primarily related to a decrease in income before minority interests allocable to minority interests in our Operating Partnership.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for the three months ended March 31, 2007. Income from discontinued operations for the three months ended March 31, 2007 was comprised of income generated by the property.
Cash Flows
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

	2008	2007	Change
	(In thousands)
Net cash provided by operating activities	$24,014	$23,147	$867
Net cash used in investing activities	(62,364)	(103,914)	41,550
Net cash provided by financing activities	44,254	73,814	(29,560)
Ending cash and cash equivalents balance	19,383	18,711	672
     Net cash provided by operating activities increased $867,000 to $24.0 million for the three months ended March 31, 2008 compared to $23.1 million for the three months ended March 31, 2007. The increase was primarily due to changes in operating assets and liabilities, partially offset by a decrease in operating income before depreciation and amortization.

     Net cash used in investing activities decreased $41.6 million to $62.4 million for the three months ended March 31, 2008 compared to $103.9 million for the three months ended March 31, 2007. The decrease was primarily due to lower amounts paid to acquire interests in real estate properties and non-real estate assets (primarily related to our relocation to a new corporate headquarters) and no new funds held in escrow for acquisitions, partially offset by a return of capital from one of our unconsolidated partnerships net of capital contributions.
     Net cash provided by financing activities decreased $29.6 million to $44.3 million for the three months ended March 31, 2008 compared to $73.8 million for the three months ended March 31, 2007. The decrease was primarily due to no new equity offerings, fewer unsecured line of credit borrowings, and higher payments of dividends and distributions.
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
     Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the three months ended March 31, 2008 and 2007 (in thousands, except share data) was as follows:

	2008	2007
Net income available to common stockholders	$12,567	$16,049
Adjustments:
Minority interests in operating partnership	589	715
Depreciation and amortization — unconsolidated partnerships	451	20
Depreciation and amortization — consolidated entities-discontinued operations	—	137
Depreciation and amortization — consolidated entities-continuing operations	17,687	17,254
Depreciation and amortization — allocable to minority interest of consolidated joint ventures	(8)	—

Funds from operations available to common shares and partnership and LTIP units	$31,286	$34,175

Funds from operations per share — diluted	$0.46	$0.50

Weighted-average common shares outstanding — diluted	68,429,903	68,231,124

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
     On April 22, 2008, we completed a common stock offering of 6,129,000 shares (including the exercise of the underwriters’ over-allotment option with respect to 429,000 shares) at $25.50 per share, resulting in gross proceeds of approximately $156.3 million. The proceeds to the Company, net of transaction costs, were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for general corporate and working capital purposes.

     Our total capitalization at March 31, 2008 was approximately $3.5 billion and was comprised of the following:

		Aggregate Principal
		Amount or
	Shares/Units	Dollar Value	Percent of Total
	at March 31, 2008	Equivalent	Capitalization
		(In thousands)
Debt:
Mortgage notes payable (1)		$377,675	10.9%
Secured construction loan		457,628	13.3%
Secured term loan		250,000	7.2%
Exchangeable senior notes		175,000	5.1%
Unsecured line of credit		310,747	9.0%

Total debt		1,571,050	45.5%
Equity:
Common shares outstanding (2)	65,593,285	1,567,024	45.4%
7.375% Series A Preferred shares outstanding (3)	9,200,000	230,000	6.7%
Operating partnership units outstanding (4)	2,863,564	68,411	2.0%
LTIP units outstanding (4)	631,850	15,095	0.4%

Total equity		1,880,530	54.5%

Total capitalization		$3,451,580	100.0%

(1)	Amount includes debt premiums of $10.3 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $23.89 per share on the last trading day of the quarter (March 31, 2008).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Based on common stock equivalents of our partnership and LTIP units, which are each individually convertible into one share of common stock using the market closing price of our common stock of $23.89 per share on the last trading day of the quarter (March 31, 2008).
     As a result, our debt to total capitalization ratio was approximately 45.5% at March 31, 2008 (excluding our proportionate share of indebtedness from our unconsolidated partnerships). Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total capitalization. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total capitalization ratio beyond the limit described above.
Off Balance Sheet Arrangements
     As of March 31, 2008, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Boston (see Note 11).
     McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of McKellar Court were $16.4 million and $16.5 million and the liabilities were $10.7 million and $10.8 million at March 31, 2008 and December 31, 2007, respectively. Our equity in net income of McKellar Court was $20,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively.
     PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation of the PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI limited liability companies were $552.8 million and $540.3 million and the liabilities were $459.1 million and $439.4 million at March 31, 2008 and December 31, 2007, respectively. Our equity in net loss of the PREI limited liability companies was $192,000 for the three months ended March 31, 2008.
     We are the primary beneficiary in four other variable interest entities, which we consolidate and which are reflected in our consolidated financial statements.
     Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership
Name	Percentage	Interest Rate (2)	March 31, 2008	December 31, 2007	Maturity Date
PREI I and PREI II(3)	20%	3.94%	$69,945	$83,285	April 3, 2009
PREI I(4)	20%	4.40%	17,771	—	August 13, 2010
McKellar Court(5)	21%	4.63%	2,196	2,203	January 1, 2010

Total			$89,912	$85,488

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of March 31, 2008.

(3)	Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable-rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 10 in the accompanying consolidated financial statements). The remaining balance will be utilized to fund future construction costs at certain properties currently under development. On February 19, 2008, the maturity date was extended to April 3, 2009.

(4)	Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable-rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 12, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance will be utilized to fund future construction costs at the property.

(5)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $166,000 of unamortized debt premium).
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

     The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2008:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2006	February 27, 2006	April 17, 2006	$0.2900	$—
June 30, 2006	May 19, 2006	July 17, 2006	0.2900	—
September 30, 2006	September 14, 2006	October 16, 2006	0.2900	—
December 31, 2006	December 13, 2006	January 16, 2007	0.2900	—
March 31, 2007	March 15, 2007	April 16, 2007	0.3100	0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094
December 31, 2007	December 12, 2007	January 15, 2008	0.3100	0.46094
March 31, 2008	March 14, 2008	April 15, 2008	0.3350	0.46094
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
     Portions of our unsecured line of credit and secured construction loan bear interest at a variable-rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
     As of March 31, 2008, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Debt Summary (1)	Total Debt	End of Quarter
Fixed interest rate (2)	$552,675	35.2%	5.16%
Variable interest rate (3)	1,018,375	64.8%	5.48%

Total/effective interest rate	$1,571,050	100.0%	5.37%

(1)	Debt summary includes only consolidated indebtedness.

(2)	Includes 15 mortgage notes payable secured by certain of our properties (including $10.3 million of unamortized premium) and our exchangeable senior notes.

(3)	Includes our unsecured line of credit, secured term loan, and secured construction loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we have entered into four interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $205.0 million of our unsecured line of credit and $330.0 million of our secured construction loan at 5.9% and 6.1%, respectively. We have entered into an interest rate swap agreement that is intended to fix the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% until the interest rate swap expires in 2010. We have also entered into four forward starting swap agreements, which are intended to have the effect of fixing the interest rate on $450.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%. At March 31, 2008, the total amount of unhedged variable-rate debt was approximately $233.4 million, with an effective weighted average interest rate of 4.1%.
     To determine the fair-value of our outstanding indebtedness (including our proportionate share of indebtedness of our unconsolidated partnerships), the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At March 31, 2008, the fair-value of the fixed-rate debt was estimated to be $552.5 million compared to the net carrying value of $555.0 million (includes $10.5 million of premium with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of March 31, 2008 in relation to total assets of $3.1 billion and equity market capitalization of $1.9 billion of our common stock, operating partnership and LTIP units, and preferred stock. At March 31, 2008, the fair-value of the debt of our investment in unconsolidated partnerships approximated the carrying value.
     Based on the outstanding balances of our unsecured line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balances for the PREI limited liability companies’ secured acquisition loan and secured construction loan at March 31, 2008, a 1% change in interest rates would change our interest cost by approximately $3.0 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
     There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2007. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 30, 2008, our Operating Partnership issued 177,134 LTIP units to certain of our officers pursuant to our 2004 incentive award plan. A portion of the LTIP units vested immediately and a portion are subject to vesting requirements, which lapse over a five-year period. Upon vesting as applicable, the LTIP units may be redeemed for an equal number of shares of our common stock or cash, at our election. The LTIP units were issued in reliance on the exemption provided by Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act. Each officer who received an award of LTIP units is an accredited investor and had access, through employment and other relationships, to adequate information about us and our Operating Partnership.
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

Kent Griffin
Chief Financial Officer
(Principal Financial Officer)
Dated: May 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.