Form 10-Q
period 2008-06-30
BioMed Realty Trust Inc
filed 2008-07-31
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
Commission File Number: 1-32261
BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17190 Bernardo Center Drive
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 30, 2008 was 71,719,958.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments in real estate, net	$2,885,704	$2,805,983
Investments in unconsolidated partnerships	21,158	22,588
Cash and cash equivalents	21,357	13,479
Restricted cash	7,991	8,867
Accounts receivable, net	3,377	4,457
Accrued straight-line rents, net	46,997	36,415
Acquired above-market leases, net	5,017	5,745
Deferred leasing costs, net	109,380	116,491
Deferred loan costs, net	13,230	15,567
Other assets	68,323	27,676

Total assets	$3,182,534	$3,057,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$373,571	$379,680
Secured construction loan	483,997	425,160
Secured term loan	250,000	250,000
Exchangeable senior notes	175,000	175,000
Unsecured line of credit	213,210	270,947
Security deposits	7,611	7,090
Dividends and distributions payable	29,441	25,596
Accounts payable, accrued expenses, and other liabilities	96,626	95,871
Acquired below-market leases, net	20,702	23,708

Total liabilities	1,650,158	1,653,052
Minority interests, redemption value of partnership units of $87.9 million and $79.3 million at June 30, 2008 and December 31, 2007, respectively (Note 3)	15,572	17,280
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	222,413	222,413
Common stock, $.01 par value, 100,000,000 shares authorized, 71,719,958 and 65,571,304 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	717	656
Additional paid-in capital	1,430,942	1,277,770
Accumulated other comprehensive loss	(25,778)	(21,762)
Dividends in excess of earnings	(111,490)	(92,141)

Total stockholders’ equity	1,516,804	1,386,936

Total liabilities and stockholders’ equity	$3,182,534	$3,057,268

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Rental	$54,223	$49,460	$104,565	$96,969
Tenant recoveries	15,804	15,670	32,386	32,180
Other income	744	3,299	1,178	8,078

Total revenues	70,771	68,429	138,129	137,227

Expenses:
Rental operations	13,454	12,880	27,318	25,995
Real estate taxes	4,915	5,543	10,185	11,459
Depreciation and amortization	19,331	19,637	37,018	36,891
General and administrative	5,645	5,364	11,839	10,707

Total expenses	43,345	43,424	86,360	85,052

Income from operations	27,426	25,005	51,769	52,175
Equity in net income/(loss) of unconsolidated partnerships	43	(454)	(130)	(432)
Interest income	106	339	261	570
Interest expense	(8,629)	(7,117)	(15,566)	(13,969)

Income from continuing operations before minority interests	18,946	17,773	36,334	38,344
Minority interests in continuing operations of consolidated partnerships	(1)	(113)	7	(113)
Minority interests in continuing operations of operating partnership	(619)	(577)	(1,209)	(1,276)

Income from continuing operations	18,326	17,083	35,132	36,955
Income from discontinued operations before gain on sale of assets and minority interests	—	252	—	639
Gain on sale of real estate assets	—	1,088	—	1,088
Minority interests attributable to discontinued operations	—	(57)	—	(74)

Income from discontinued operations	—	1,283	—	1,653

Net income	18,326	18,366	35,132	38,608
Preferred stock dividends	(4,241)	(4,194)	(8,481)	(8,387)

Net income available to common stockholders	$14,085	$14,172	$26,651	$30,221

Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$0.20	$0.39	$0.44

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$0.22	$0.39	$0.46

Weighted-average common shares outstanding:
Basic	70,094,003	65,298,747	67,722,258	65,294,411

Diluted	73,248,311	68,269,656	70,827,426	68,258,562

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Operating activities:
Net income	$35,132	$38,608
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate asset	—	(1,088)
Depreciation and amortization, including amounts for discontinued operations	37,018	37,118
Minority interests in consolidated partnerships	(7)	113
Minority interests in operating partnership and discontinued operations	1,209	1,350
Allowance for doubtful accounts	39	309
Revenue reduction attributable to acquired above-market leases	728	1,262
Revenue recognized related to acquired below-market leases	(3,006)	(2,882)
Compensation expense related to restricted common stock and LTIP units	2,839	2,578
Amortization of deferred loan costs	1,524	1,293
Amortization of debt premium on mortgage notes payable	(397)	(437)
Loss from unconsolidated partnerships	130	432
Distributions representing return on capital from unconsolidated partnerships	306	29
Distributions to minority interest in consolidated partnerships	—	(73)
Changes in operating assets and liabilities:
Restricted cash	876	(2,777)
Accounts receivable	1,041	1,724
Accrued straight-line rents	(10,582)	(7,396)
Deferred leasing costs	(4,332)	(4,441)
Other assets	(2,982)	(763)
Security deposits	521	(821)
Accounts payable, accrued expenses and other liabilities	(10,299)	(13,006)

Net cash provided by operating activities	49,758	51,132

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(127,745)	(192,832)
Distributions representing return of capital from unconsolidated partnerships	1,373	—
Contributions to unconsolidated partnerships	(67)	(18,450)
Proceeds from sale of real estate assets, net of selling costs	—	19,690
Minority interest investment in consolidated partnerships	—	205
Receipts of master lease payments	103	464
Additions to non-real estate assets	(5,535)	(472)
Funds held in escrow for acquisitions	—	(12,249)

Net cash used in investing activities	(131,871)	(203,644)

Financing activities:
Proceeds from preferred stock offering	—	230,000
Payment of preferred stock offering costs	—	(7,587)
Proceeds from common stock offering	156,289	—
Payment of common stock offering costs	(6,593)	—
Payment of deferred loan costs	—	(515)
Unsecured line of credit proceeds	91,801	147,440
Unsecured line of credit repayments	(149,538)	(243,455)
Principal payments on mortgage notes payable	(4,992)	(3,020)
Secured construction loan proceeds	58,837	69,716
Deferred settlement payments, net on interest rate swaps	(2,832)	—
Distributions to operating partnership unit and LTIP unit holders	(2,200)	(1,892)
Dividends paid to common stockholders	(42,299)	(39,264)
Dividends paid to preferred stockholders	(8,482)	(4,193)

Net cash provided by financing activities	89,991	147,230

Net increase/(decrease) in cash and cash equivalents	7,878	(5,282)
Cash and cash equivalents at beginning of period	13,479	25,664

Cash and cash equivalents at end of period	$21,357	$20,382

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $26,178 and $25,739, respectively)	$15,768	$13,875
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,194
Accrual for common stock dividends declared	24,026	20,292
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,174	1,023
Accrued additions to real estate and related intangible assets	44,926	36,995
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
     On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of June 30, 2008.
Investments in Real Estate
     Investments in real estate, net consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Land	$334,306	$313,685
Land under development	83,259	103,743
Buildings and improvements	1,892,296	1,675,530
Construction in progress	619,507	750,460
Tenant improvements	85,557	67,009

	3,014,925	2,910,427
Accumulated depreciation	(129,221)	(104,444)

	$2,885,704	$2,805,983

     A portion of the parking spaces at the garage located on the Company’s Center for Life Science | Boston property will be sold to a tenant at a fixed price pursuant to an agreement assumed in connection with the acquisition of the property in November 2006. The carrying value of the garage allocable to the portion that will be sold, approximately $29.0 million, has been recorded in other assets on the consolidated balance sheets as of June 30, 2008. The sale is expected to be completed in the third quarter of 2008.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through June 30, 2008, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
     Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from one month to approximately 16 years as of June 30, 2008. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
     Deferred leasing costs, net at June 30, 2008 consisted of the following (in thousands):

	Balance at
	June 30,	Accumulated
	2008	Amortization	Net
Acquired in-place leases	$168,391	$(81,784)	$86,607
Acquired management agreements	12,921	(7,548)	5,373
Deferred leasing and other direct costs	19,953	(2,553)	17,400

	$201,265	$(91,885)	$109,380

     Deferred leasing costs, net at December 31, 2007 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2007	Amortization	Net
Acquired in-place leases	$167,664	$(71,412)	$96,252
Acquired management agreements	12,921	(6,603)	6,318
Deferred leasing and other direct costs	15,541	(1,620)	13,921

	$196,126	$(79,635)	$116,491

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
     Acquired above-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(7,712)	(6,984)

	$5,017	$5,745

     Acquired below-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Acquired below-market leases	$37,961	$37,961
Accumulated amortization	(17,259)	(14,253)

	$20,702	$23,708

     Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are subject to recovery from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
     Lease termination fees are recognized when the related leases are canceled and the Company has no continuing obligation to provide services to such former tenants. A gain on early termination of leases of $2.9 million and $7.7 million for the three and six months ended June 30, 2007 is included in other income in the 2007 consolidated statements of income. A portion of the related straight-line rent receivable and remaining other related intangible assets corresponding to the lease terminations was amortized in 2006 and approximately $1.6 million was fully amortized in the three and six months ended June 30, 2007.
Share-Based Payments
     Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the six months ended June 30, 2008, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 8), which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options.
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
     On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 12).
     No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of June 30, 2008.
Derivative Instruments
     The Company records all derivatives on the consolidated balance sheet at fair-value. The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
     For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

     The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2007 and the six months ended June 30, 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Notes 6 and 12). The Company formally documents the hedging relationships for all derivative instruments, accounts for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
3. Minority Interests
     Minority interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. The value of the Units not owned by the Company, had such units been redeemed at June 30, 2008, was approximately $87.9 million based on the average closing price of the Company’s common stock of $25.08 per share for the ten consecutive trading days immediately preceding June 30, 2008.

     The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2008		December 31, 2007
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	71,513,333	95.9%	65,308,702	95.7%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,887,644	3.9%	2,726,172	4.0%
Partnership units held by third parties	190,392	0.2%	190,392	0.3%

Total	74,591,369	100.0%	68,225,266	100.0%

     The accompanying consolidated financial statements include investments in four variable interest entities in which the Company was considered to be the primary beneficiary under FIN 46R for the periods presented. As of June 30, 2008, the Company had a 70% interest in the limited liability company that owns the Fairview property and an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. These entities are consolidated in the accompanying consolidated financial statements. Equity interests in these partnerships not owned by the Company are classified as minority interest on the consolidated balance sheets as of June 30, 2008. Subject to certain conditions, the Company and the holder of the minority interest in the Fairview limited liability company can purchase the other member’s interests (“put-call option”) and the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company (“buy-sell option”). The estimated fair-values of these options are not material and the Company believes that it will have adequate resources to settle the options if exercised. On October 1, 2007, pursuant to the exercise of a put option by the minority interest limited partner in the limited partnership that owned the King of Prussia property, the Company completed the purchase of the remaining 11% interest in the limited partnership for consideration of approximately $1.8 million, excluding closing costs. In addition, on June 2, 2008, pursuant to the exercise of a put option by the minority interest member, the Company completed the purchase of the remaining 30% interest in the limited liability company that owned the Waples Street property for consideration of approximately $1.8 million, excluding closing costs.
4. Stockholders’ Equity
     During the six months ended June 30, 2008, the Company issued restricted stock awards to employees and to members of its board of directors totaling 21,981 and 10,000 shares, respectively, of common stock (12,327 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 7). During the six months ended June 30, 2008, the Company also issued 185,434 LTIP units to employees, which are also included in the total of common stock outstanding as of the period end (see
Note 7).
     On April 22, 2008, the Company completed a common stock offering of 6,129,000 shares, including the exercise of an over-allotment option of 429,000 shares, at $25.50 per share, resulting in net proceeds of approximately $149.7 million. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for general corporate and working capital purposes.
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
Common Stock, Partnership Units and LTIP Units
     As of June 30, 2008, the Company had outstanding 71,719,958 shares of common stock and 2,863,564 and 640,150 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Notes 3 and 8.

7.375% Series A Cumulative Redeemable Preferred Stock
     As of June 30, 2008, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
     The following table lists the dividends and distributions made by the Company and the Operating Partnership during the six months ended June 30, 2008:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 14, 2008	Common stock and partnership and LTIP units	$0.33500	January 1, 2008 to March 31, 2008	April 15, 2008	$23,145
March 14, 2008	Series A preferred stock	$0.46094	January 16, 2008 to April 15, 2008	April 15, 2008	$4,240
June 16, 2008	Common stock and partnership and LTIP units	$0.33500	April 1, 2008 to June 30, 2008	July 15, 2008	$25,200
June 16, 2008	Series A preferred stock	$0.46094	April 16, 2008 to July 15, 2008	July 15, 2008	$4,241
Total 2008 dividends and distributions declared through June 30, 2008:

Common stock, partnership units, and LTIP units	$48,345
Series A preferred stock	8,481

$56,826

Accumulated Other Comprehensive Income
     The following table provides a reconciliation of comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$18,326	$18,366	$35,132	$38,608
Preferred stock dividends	(4,241)	(4,194)	(8,481)	(8,387)

Net income available to common stockholders	14,085	14,172	26,651	30,221
Other comprehensive income:
Unrealized gain/(loss) on interest rate swap agreements	30,565	18,265	(1,502)	18,134
Equity in other comprehensive income of unconsolidated partnerships	312	—	312	—
Deferred settlement payments, net on interest rate swaps (see Note 2)	(1,831)	—	(2,832)	—

Comprehensive income	$43,131	$32,437	$22,629	$48,355

5. Mortgage Notes Payable
     A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	June 30,	December 31,
	Rate	Rate	2008	2007	Maturity Date
Ardentech Court	7.25%	5.06%	$4,515	$4,564	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	15,131	15,335	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,447	11,508	January 1, 2011
Eisenhower Road	5.80%	4.63%	—	2,113	May 5, 2008
40 Erie Street	7.34%	4.90%	17,070	17,625	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	68,636	69,437	December 1, 2018
Lucent Drive	5.50%	5.50%	5,443	5,543	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,211	9,336	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,741	6,785	September 1, 2012
Road to the Cure	6.70%	5.78%	15,315	15,427	January 31, 2014
Science Center Drive	7.65%	5.04%	11,226	11,301	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,592	29,986	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	21,039	21,323	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,434	1,509	May 1, 2015

			363,800	368,792
Unamortized premiums			9,771	10,888

			$373,571	$379,680

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
6. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
     The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $600.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. The Company may increase the amount of the unsecured line of credit to $1.0 billion subject to certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In September 2007, the Company entered into three interest rate swap agreements, which were intended to have the effect of initially fixing the interest rate on $205.0 million of the unsecured line of credit at a weighted average rate of 5.9% through September 2008. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At June 30, 2008, the Company had $213.2 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 4.9% on the unhedged portion of the outstanding debt of approximately $8.2 million.
Secured Term Loan
     The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in 13 of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. The Company entered into an interest rate swap agreement in connection with the initial closing of the secured term loan, which has the effect of fixing the interest rate on the secured term loan at 5.8% until the interest rate swap expires in 2010. At June 30, 2008, the Company had $250.0 million in outstanding borrowings on its secured term loan.

     The terms of the credit agreements for the unsecured line of credit and the secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2008.
Exchangeable Senior Notes
     On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate is 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for each of the first two quarters of 2008 did not result in a material change to the exchange rate. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At June 30, 2008, the Company had an aggregate principal amount of $175.0 million outstanding under the Notes.
Secured Construction Loan
     The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. In September 2007, the Company entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on $330.0 million of the secured construction loan at a rate of 6.1% through September 2008. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of June 30, 2008. At June 30, 2008, the Company had outstanding borrowings on the secured construction loan of $484.0 million, with a weighted-average interest rate of 3.7% on the unhedged portion of the outstanding debt of approximately $154.0 million.
     As of June 30, 2008, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $9.8 million, unsecured line of credit, secured term loan, the Notes and the secured construction loan) were as follows (in thousands):

2008	$19,462
2009	489,023
2010	47,446
2011	239,430
2012	291,421
Thereafter	399,225

$1,486,007

7. Earnings Per Share
     Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, and the vesting of unvested LTIP units and restricted stock that have been granted, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the three and six months ended June 30, 2008 and 2007. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 6) as the weighted-average common stock prices of $25.91 and $27.59 for the three months ended June 30, 2008 and 2007, respectively, and $24.20 and $28.04 for the six months ended June 30, 2008 and 2007, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three and six months ended June 30, 2008 and 2007.
     Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income from continuing operations and net income available for common stockholders (basic earnings per share):
Income from continuing operations	$18,326	$17,083	$35,132	$36,955
Preferred stock dividends	(4,241)	(4,194)	(8,481)	(8,387)

Income from continuing operations available to common stockholders	14,085	12,889	26,651	28,568
Income from discontinued operations	—	1,283	—	1,653

Net income available to common stockholders	$14,085	$14,172	$26,651	$30,221

Income from continuing operations and net income available for common stockholders (diluted earnings per share):
Income from continuing operations available to common stockholders	$14,085	$12,889	$26,651	$28,568
Minority interests in continuing operations of operating partnership	619	577	1,209	1,276

Income from continuing operations available to common stockholders before minority interests in continuing operations	14,704	13,466	27,860	29,844
Income from discontinued operations	—	1,283	—	1,653
Minority interest in discontinued operations of operating partnership	—	57	—	74

Net income available to common stockholders before minority interests	$14,704	$14,806	$27,860	$31,571

Weighted-average common shares outstanding:
Basic	70,094,003	65,298,747	67,722,258	65,294,411
Incremental shares from assumed conversion/vesting:
Unvested restricted stock and LTIP units using the treasury method	33,109	54,345	26,784	48,076
Operating partnership and LTIP units	3,121,199	2,916,564	3,078,384	2,916,075

Diluted	73,248,311	68,269,656	70,827,426	68,258,562

Basic and diluted earnings per share:
Income per share — basic:
Income per share from continuing operations available to common stockholders	$0.20	$0.20	$0.39	$0.44
Income per share from discontinued operations	—	0.02	—	0.02

Net income per share available to common stockholders	$0.20	$0.22	$0.39	$0.46

Income per share — diluted:
Income per share from continuing operations available to common stockholders	$0.20	$0.20	$0.39	$0.44
Income per share from discontinued operations	—	0.02	—	0.02

Net income per share available to common stockholders	$0.20	$0.22	$0.39	$0.46

8. Incentive Award Plan
     The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of June 30, 2008, 1,140,142 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through June 30, 2008, the Company had only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
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
     During the three months ended June 30, 2008 and 2007, the Company granted 18,300 shares of unvested restricted stock and LTIP units with an aggregate value of $471,000, and 25,000 shares of unvested restricted stock and LTIP units with an aggregate value of $687,000 under the Plan, respectively. For both the three months ended June 30, 2008 and 2007, a total of 10,000 shares of restricted stock and LTIP units vested, with fair-values of $272,000 and $273,000, respectively. During the six months ended June 30, 2008 and 2007, the Company granted 217,415 shares of unvested restricted stock and LTIP units with an aggregate value of $4.9 million, and 327,500 shares of unvested restricted stock and LTIP units with an aggregate value of $9.7 million under the Plan, respectively. For the six months ended June 30, 2008 and 2007, a total of 237,103 and 209,818 shares of restricted stock and LTIP units vested, with fair-values of $5.5 million and $6.0 million, respectively. In each of the three months ended June 30, 2008 and 2007, $1.5 million of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. For the six months ended June 30, 2008 and 2007, $2.8 million and $2.6 million, respectively, of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of June 30, 2008, total stock-based compensation expense related to unvested awards of $14.0 million will be recognized in the future over a weighted-average period of 3.2 years.

     A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2008	664,318	$27.81
Granted	199,115	22.29
Vested	(227,103)	23.93

Balance at March 31, 2008	636,330	26.37
Granted	18,300	25.75
Forfeited	(12,327)	25.93
Vested	(10,000)	28.50

Balance at June 30, 2008	632,303	26.33

		Weighted-
	Restricted Shares and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2007	424,380	$23.79
Granted	302,500	29.83
Forfeited	(3,809)	28.16
Vested	(199,818)	19.96

Balance at March 31, 2007	523,253	28.71
Granted	25,000	27.49
Forfeited	(4,450)	28.18
Vested	(10,000)	28.59

Balance at June 30, 2007	533,803	28.66

9. Property Acquisitions
     The Company acquired the following property during the six months ended June 30, 2008 (dollars in thousands):

	Acquisition	Investments	In-Place	Total Cash
Property	Date	in Real Estate	Lease	Consideration
500 Fairview Avenue	January 28, 2008	$3,286	$727	$4,013

Intangible amortization life (in months)			57
10. Investment in Unconsolidated Partnerships
     The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2008 was as follows:

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

(2)	PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $823,000 at June 30, 2008.

(3)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at June 30, 2008.

(4)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
     The Company acts as the operating member or partner, as applicable, and day-to-day manager for these partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $836,000 and $1.3 million in fees for the three and six months ended June 30, 2008, respectively, and approximately $391,000 in fees for both the three and six months ended June 30, 2007 for services provided to the PREI limited liability companies, which are reflected in tenant recoveries and other income in the consolidated statements of income.

     The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Assets:
Investments in real estate, net	$558,486	$522,277
Cash and cash equivalents (including restricted cash)	6,719	8,430
Intangible assets, net	16,375	17,552
Other assets	20,295	8,488

Total assets	$601,875	$556,747

Liabilities and equity:
Mortgage notes payable	$475,733	$426,914
Other liabilities	25,399	23,215
Members’ equity	100,743	106,618

Total liabilities and equity	$601,875	$556,747

Company’s net investment in unconsolidated partnerships	$21,158	$22,588

     On February 13, 2008, a wholly owned subsidiary of PREI I LLC entered into a secured construction loan facility with Wachovia Bank, National Association and certain other lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and will also be used to fund the balance of the anticipated cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At June 30, 2008, there were $106.9 million in outstanding borrowings on its secured construction loan facility, with a contractual interest rate of 4.0%.
     The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$7,440	$5,423	$14,876	$5,902

Rental operations expense	1,500	2,165	3,129	2,175
Real estate taxes	1,828	567	3,553	607
Depreciation and amortization	2,247	1,786	4,495	1,882
Interest expense, net of interest income	2,090	3,179	4,695	3,406

Total expenses	7,665	7,697	15,872	8,070

Net loss	$(225)	$(2,274)	$(996)	$(2,168)

Company’s equity in net income/(loss) of unconsolidated partnerships	$43	$(454)	$(130)	$(432)

11. Discontinued Operations
     During 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale
Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087
     The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following is a summary of the revenue and expense components that comprise income from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$—	$441	$—	$1,111
Total expenses	—	189	—	472

Income before minority interests and gain on sale	—	252	—	639
Gain on sale of real estate assets	—	1,088	—	1,088
Minority interests attributable to discontinued operations	—	(57)	—	(74)

Income from discontinued operations	$—	$1,283	$—	$1,653

12. Derivatives and Other Financial Instruments
     As of June 30, 2008, the Company had four forward starting swaps hedging a forecasted debt issuance, with a total notional value of $450.0 million, which are valued on the accompanying consolidated balance sheets at their fair-values. At maturity, the Company will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing.
     As of June 30, 2008, the Company also had five interest rate swaps with an aggregate notional amount of $785.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining four interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. Three of these interest rate swaps have an aggregate notional amount of $205.0 million and are initially intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $330.0 million and is initially intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.
     The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair-values, which are included in other liabilities on the accompanying consolidated balance sheets (in thousands):

Current				Fair-Value(1)
Notional Amount	Strike Rate	Effective Date	Expiration Date	June 30, 2008	December 31, 2007
$250,000	4.157%	June 1, 2005	June 1, 2010	$(3,941)	$(2,830)
150,000	5.162%	December 30, 2008	December 30, 2018	(4,412)	(4,254)
50,000	5.167%	December 30, 2008	December 30, 2018	(1,489)	(1,437)
100,000	5.167%	December 30, 2008	December 30, 2018	(2,985)	(2,874)
150,000	5.152%	December 30, 2008	December 30, 2018	(4,307)	(4,139)
115,000	4.673%	October 1, 2007	August 1, 2011	(3,138)	(3,261)
35,000	4.700%	October 10, 2007	August 1, 2011	(987)	(1,019)
330,000	4.825%	September 25, 2007	September 25, 2008	(1,732)	(1,700)
55,000	4.760%	September 20, 2007	September 20, 2008	(273)	(254)

$1,235,000				$(23,264)	$(21,768)

(1)	On January 1, 2008, the Company adopted SFAS 157, which requires the Company to disclose the framework utilized for measuring the fair-value of assets and liabilities measured at fair-value on a recurring basis (see Note 2). The Company has determined that its derivative valuations for the six months ended June 30, 2008 in their entirety are classified in Level 2 of the fair-value hierarchy.
     The decrease/(increase) in net unrealized losses of $30.6 million and ($1.5 million) for the three and six months ended June 30, 2008, respectively, and increase in net unrealized gains of $18.3 million and $18.1 million for the three and six months ended June 30, 2007, respectively, for derivatives designated as cash flow hedges are separately disclosed in the accompanying footnotes to the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive income (see Note 4). For the three and six months ended June 30, 2008 and 2007, an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity date and interest rate reset dates of the interest rate swap and debt was recognized in interest expense.
     Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings when the hedged transaction affects earnings. The change in net unrealized losses on cash flow hedges includes a reclassification of net unrealized gains/losses from accumulated other comprehensive income as an increase to interest expense of $2.0 million and $2.8 million for the three and six months ended June 30, 2008, respectively, and a reduction to interest expense of $735,000 and $1.5 million for the three and six months ended June 30, 2007, respectively. In addition, for the three and six months ended June 30, 2008 approximately $1.8 million and $2.8 million, respectively, of settlement payments relating to the $330.0 million interest rate swap have been deferred in other comprehensive income related to the Company’s Center for Life Science | Boston property.

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
     In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt will be included in the paid-in capital section of stockholders’ equity and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument. FSP 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption not permitted. Retrospective application is required for all periods presented. The Company believes FSP 14-1 will result in an increase to interest expense associated with the Notes and also will result in an increase in capitalized interest upon adoption.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. The Company is currently evaluating the effect of the implementation of FSP 03-6-1, but does not believe that it will have a material impact on the calculation of earnings per share.

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
     At June 30, 2008, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.4 million rentable square feet, including 1.9 million square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to 1.4 million rentable square feet of laboratory and office space.
     The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), repositioning and redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at June 30, 2008:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized properties	42	5,267,143	99.2%	4	257,308	100.0%	46	5,524,451	99.2%
Lease up properties(1)	11	1,147,635	64.2%	1	n/a	n/a	12	1,147,635	64.2%

Total operating portfolio	53	6,414,778	92.9%	5	257,308	100.0%	58	6,672,086	93.2%
Repositioning and redevelopment properties	5	1,816,642	22.4%	—	—	n/a	5	1,816,642	22.4%
Construction in progress	4	1,241,000	72.0%	2	700,000	16.1%	6	1,941,000	51.8%

Total portfolio	62	9,472,420	76.7%	7	957,308	38.6%	69	10,429,728	73.2%
Land parcels	n/a	1,367,000	n/a	—	—	n/a	—	1,367,000	n/a

Total proforma portfolio(2)	62	10,839,420	n/a	7	957,308	n/a	69	11,796,728	n/a

(1)	The unconsolidated partnership portfolio property within the lease up property category is the 301 Binney Street garage property, which is not yet fully leased pending completion of development activities at the 301 Binney Street building.

(2)	Percent of rentable square feet leased excludes undeveloped land parcels.
Factors Which May Influence Future Operations
     Our corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Approximately 1.0% of our leased square footage expires during the remainder of 2008 and approximately 4.5% of our leased square footage expires during 2009. Our leasing strategy focuses on leasing currently vacant space, negotiating renewals for expiring leases and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2008 or 2007), and new properties (properties that were not owned for each of the three months ended June 30, 2008 and 2007 and were not under redevelopment/development), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental	$46,326	$44,841	$4,908	$3,454	$2,989	$1,165
Tenant recoveries	14,409	13,413	1,208	2,183	187	74
Other income	744	893	—	2,406	—	—

Total revenues	$61,479	$59,147	$6,116	$8,043	$3,176	$1,239

     Rental Revenues. Rental revenues increased $4.7 million to $54.2 million for the three months ended June 30, 2008 compared to $49.5 million for the three months ended June 30, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 (primarily at our Center for Life Science | Boston property), partially offset by lease expirations and properties for which rental revenues were recognized in 2007, but were subsequently placed under redevelopment. In addition, same property rental revenues increased $1.5 million, or 3.3%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase in same property rental revenues was primarily a result of the expansion of an existing lease at our King of Prussia property, new leases at our Landmark at Eastview, Road to the Cure and Phoenixville Pike properties, and a CPI rental adjustment at one property, partially offset by the expiration of a lease at our Ardenwood Venture property.
     Tenant Recoveries. Revenues from tenant reimbursements increased $134,000 to $15.8 million for the three months ended June 30, 2008 compared to $15.7 million for the three months ended June 30, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which tenant recoveries commenced during 2008 (primarily at our Center for Life Science | Boston property), partially offset by properties for which tenant recoveries were recognized in 2007, but which were subsequently placed under redevelopment. In addition, same property tenant recoveries increased $996,000, or 7.4%, for the three months ended June 30, 2008 compared to the same period in 2007 primarily as a result of net increases in utility usage and other recoverable costs compared to the prior year, the elimination of an expense reimbursement cap at one property, and real estate tax refunds.
     Other Income. Other income was $744,000 for the three months ended June 30, 2008 compared to $3.3 million for the three months ended June 30, 2007. Other income for the three months ended June 30, 2007 was primarily comprised of a gain on early termination of a lease and fees earned from our PREI joint venture limited liability companies. Other income for the three months ended June 30, 2008 was primarily comprised of fees earned from our PREI joint venture limited liability companies.
     The following tables show operating expenses for same properties, redevelopment/development properties, and new properties, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental operations	$12,100	$11,450	$917	$1,399	$437	$31
Real estate taxes	4,391	4,609	436	887	88	47
Depreciation and amortization	16,004	15,851	2,297	3,567	1,030	219

Total expenses	$32,495	$31,910	$3,650	$5,853	$1,555	$297

     Rental Operations Expense. Rental operations expense increased $574,000 to $13.5 million for the three months ended June 30, 2008 compared to $12.9 million for the three months ended June 30, 2007. The increase was partly due to the inclusion of rental operations expense for properties acquired during 2007 and 2008, as well as an increase in same property rental operations expense of $650,000, or 5.7%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase in same property rental operations expense was primarily due to net increases in utility usage and other costs compared to the prior year, and higher reimbursable repairs and maintenance costs at certain properties compared to the same period in the prior year.
     Real Estate Tax Expense. Real estate tax expense decreased $628,000 to $4.9 million for the three months ended June 30, 2008 compared to $5.5 million for the three months ended June 30, 2007. The decrease was primarily due to the capitalization of property taxes in connection with properties under redevelopment and a decrease in the tax rates at our Landmark at Eastview property, partially offset by real estate taxes for properties acquired during 2007 and 2008. Same property real estate tax expense decreased $218,000, or 4.7%, for the three months ended June 30, 2008 compared to the same period in the prior year, primarily due to real estate tax refunds.

     Depreciation and Amortization Expense. Depreciation and amortization expense decreased $306,000 to $19.3 million for the three months ended June 30, 2008 compared to $19.6 million for the three months ended June 30, 2007. The decrease was primarily due to the cessation of depreciation on certain properties, or portions thereof, which were placed under redevelopment, partially offset by depreciation and amortization expense for properties acquired in 2007 and 2008.
     General and Administrative Expenses. General and administrative expenses increased $281,000 to $5.6 million for the three months ended June 30, 2008 compared to $5.3 million for the three months ended June 30, 2007. The increase was primarily due to continued growth in the corporate infrastructure necessary to support our expanded property portfolio and costs associated with improvements at our new corporate headquarters, which was completed in the first quarter of 2008.
     Equity in Net Income/(Loss) of Unconsolidated Partnerships. Equity in net income/(loss) of unconsolidated partnerships increased $497,000 to net income of $43,000 for the three months ended June 30, 2008 compared to a net loss of ($454,000) for the three months ended June 30, 2007. The increase was primarily due to lease commencements at certain properties of our PREI joint venture limited liability companies.
     Interest Expense. Interest cost incurred for the three months ended June 30, 2008 decreased to $20.2 million compared to $20.6 million for the three months ended June 30, 2007, primarily due to a decrease in interest rates compared to the same period in the prior year, partially offset by an increase in borrowing related to development and redevelopment activities. During the three months ended June 30, 2008, we capitalized $11.6 million of interest compared to $13.5 million for the three months ended June 30, 2007. The decrease in capitalized interest reflects the partial cessation of capitalized interest at our Center for Life Science | Boston development and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties. We expect capitalized interest costs on these and other properties currently under development or redevelopment, including our 530 Fairview Avenue, Landmark at Eastview, and 9865 Towne Centre Drive properties, to decrease as leases at these properties commence on portions of the properties during the remainder of 2008. Net of capitalized interest and the accretion of debt premium, interest expense was $8.6 million and $7.1 million for the three months ended June 30, 2008 and June 30, 2007, respectively.
     Minority Interests. Minority interests decreased $70,000 to ($620,000) for the three months ended June 30, 2008 compared to ($690,000) for the three months ended June 30, 2007. The decrease in minority interests was primarily related to a decrease in income at our consolidated joint ventures allocable to minority interests.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for the three months ended June 30, 2007. Income from discontinued operations for the three months ended June 30, 2007 was comprised of income generated by the property and the gain on sale.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2008 or 2007), and new properties (properties that were not owned for each of the six months ended June 30, 2008 and 2007 and were not under redevelopment/development), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental	$89,896	$88,151	$6,981	$6,870	$7,688	$1,948
Tenant recoveries	29,904	27,709	1,669	4,309	813	162
Other income	1,177	908	1	7,170	—	—

Total revenues	$120,977	$116,768	$8,651	$18,349	$8,501	$2,110

     Rental Revenues. Rental revenues increased $7.6 million to $104.6 million for the six months ended June 30, 2008 compared to $97.0 million for the six months ended June 30, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 (primarily at our Center for Life Science | Boston property), partially offset by properties that generated rental revenues in 2007, which were subsequently placed under redevelopment. In addition, same property rental revenues increased $1.7 million, or 2.0%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase in same property rental revenues was primarily a result of the expansion of an existing lease at our King of Prussia property, new leases at our Landmark at Eastview, Road to the Cure and Phoenixville Pike properties, and a CPI rental adjustment at one property, partially offset by the expiration of a lease at our Ardenwood Venture property.

     Tenant Recoveries. Revenues from tenant reimbursements increased $206,000 to $32.4 million for the six months ended June 30, 2008 compared to $32.2 million for the six months ended June 30, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which tenant recoveries commenced during 2008 (primarily at our Center for Life Science | Boston property), partially offset by properties for which tenant recoveries were recognized in 2007, but which were subsequently placed under redevelopment. Same property tenant recoveries increased $2.2 million, or 7.9%, for the six months ended June 30, 2008 compared to the same period in 2007 primarily as a result of net increases in utility usage and other recoverable costs compared to the prior year and real estate tax refunds.
     Other Income. Other income was $1.2 million for the six months ended June 30, 2008 compared to $8.1 million for the six months ended June 30, 2007. Other income for the six months ended June 30, 2007 was primarily comprised of gains on early termination of leases and fees earned from our PREI joint venture limited liability companies. Other income for the six months ended June 30, 2008 was primarily comprised of fees earned from our PREI joint venture limited liability companies.
     The following tables show operating expenses for same properties, redevelopment/development properties, and new properties, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties
	2008	2007	2008	2007	2008	2007
Rental operations	$24,858	$23,251	$1,603	$2,668	$857	$76
Real estate taxes	8,913	9,541	719	1,771	553	147
Depreciation and amortization	31,032	30,686	3,193	5,482	2,793	723

Total expenses	$64,803	$63,478	$5,515	$9,921	$4,203	$946

     Rental Operations Expense. Rental operations expense increased $1.3 million to $27.3 million for the six months ended June 30, 2008 compared to $26.0 million for the six months ended June 30, 2007. The increase was primarily due to an increase in same property rental operations expense of $1.6 million, or 6.9%, for the six months ended June 30, 2008 compared to the same period in 2007 and the inclusion of rental operations expense for properties acquired during 2007 and 2008, partially offset by a decrease in rental operations expense for properties that were placed under redevelopment in 2007 and 2008. The increase in same property rental operations expense was primarily due to the hiring of additional property management personnel and related expansion of our operations in 2007 and 2008, net increases in utility usage and other recoverable costs, and higher reimbursable repairs and maintenance costs at certain properties compared to the same period in the prior year.
     Real Estate Tax Expense. Real estate tax expense decreased $1.3 million to $10.2 million for the six months ended June 30, 2008 compared to $11.5 million for the six months ended June 30, 2007. The decrease was primarily due to the capitalization of property taxes in connection with properties under redevelopment and a decrease in the tax rates at our Landmark at Eastview property, partially offset by real estates taxes for properties acquired during 2007 and 2008. Same property real estate tax expense decreased $628,000, or 6.6%, for the six months ended June 30, 2008 compared to the same period in the prior year, primarily due to real estate tax refunds.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased $127,000 to $37.0 million for the six months ended June 30, 2008 compared to $36.9 million for the six months ended June 30, 2007. The increase was primarily due to depreciation and amortization expense for the properties acquired in 2007 and 2008, partially offset by the cessation of depreciation on certain properties, or portions thereof, which were placed under redevelopment in 2007 and 2008.
     General and Administrative Expenses. General and administrative expenses increased $1.1 million to $11.8 million for the six months ended June 30, 2008 compared to $10.7 million for the six months ended June 30, 2007. The increase was primarily due to continued growth in the corporate infrastructure necessary to support our expanded property portfolio, an increase in stock-based compensation costs, costs associated with improvements at our new corporate headquarters, which was completed in the first quarter of 2008, and costs related to our headquarters relocation.
     Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships increased $302,000 to a net loss of ($130,000) for the six months ended June 30, 2008 compared to a net loss of ($432,000) for the six months ended June 30, 2007. The increase was primarily due to lease commencements at certain properties of our PREI joint venture limited liability companies.

     Interest Expense. Interest cost incurred for the six months ended June 30, 2008 increased to $41.7 million compared to $39.7 million for the six months ended June 30, 2007, primarily due to an increase in borrowing related to development and redevelopment activities, partially offset by a decrease in interest rates compared to the same period in the prior year. During the six months ended June 30, 2008, we capitalized $26.1 million of interest compared to $25.7 million for the six months ended June 30, 2007. The increase in capitalized interest reflects our increased development and redevelopment activities. We expect capitalized interest costs on certain properties currently under development or redevelopment, including our Center for Life Science | Boston, Pacific Research Center, 530 Fairview Avenue, Landmark at Eastview, and 9865 Towne Centre Drive properties, to decrease as leases at these properties commence on portions of the properties during the remainder of 2008. Net of capitalized interest and the accretion of debt premium, interest expense was $15.6 million and $14.0 million for the six months ended June 30, 2008 and June 30, 2007.
     Minority Interests. Minority interests decreased $187,000 to ($1.2 million) for the six months ended June 30, 2008 compared to ($1.4 million) for the six months ended June 30, 2007. The decrease in minority interests was primarily related to a decrease in income at our consolidated joint ventures allocable to minority interests.
     Discontinued Operations. In May 2007, we completed the sale of our Colorow property and recognized a gain upon closing of approximately $1.1 million. The results of operations and gain on sale of the property have been reported as discontinued operations in the consolidated statements of income for the six months ended June 30, 2007. Income from discontinued operations for the six months ended June 30, 2007 was comprised of income generated by the property and the gain on sale.
Cash Flows
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

	2008	2007	Change
	(In thousands)
Net cash provided by operating activities	$49,758	$51,132	$(1,374)
Net cash used in investing activities	(131,871)	(203,644)	71,773
Net cash provided by financing activities	89,991	147,230	(57,239)
Ending cash and cash equivalents balance	21,357	20,382	975
     Net cash provided by operating activities decreased $1.3 million to $49.8 million for the six months ended June 30, 2008 compared to $51.1 million for the six months ended June 30, 2007. The decrease was primarily due to a decrease in income before depreciation and amortization, partially offset by increases in changes in operating assets and liabilities.
     Net cash used in investing activities decreased $71.7 million to $131.9 million for the six months ended June 30, 2008 compared to $203.6 million for the six months ended June 30, 2007. The decrease was primarily due to fewer property acquisitions, including those acquired through investments in unconsolidated partnerships, partially offset by the investment in non-real estate assets (primarily related to our relocation to a new corporate headquarters) and the absence of property dispositions in 2008.
     Net cash provided by financing activities decreased $57.2 million to $90.0 million for the six months ended June 30, 2008 compared to $147.2 million for the six months ended June 30, 2007. The decrease was primarily due to lower proceeds from equity offerings as compared to the prior year, lower unsecured line of credit and construction loan borrowings, and higher payments of dividends and distributions.
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

     Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income (in thousands, except share data) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$14,085	$14,172	$26,651	$30,221
Adjustments:
Minority interests in operating partnership	619	634	1,209	1,350
Gain on sale of real estate assets	—	(1,088)	—	(1,088)
Depreciation and amortization — unconsolidated partnerships	450	358	901	378
Depreciation and amortization — consolidated entities-discontinued operations	—	91	—	228
Depreciation and amortization — consolidated entities-continuing operations	19,331	19,637	37,018	36,891
Depreciation and amortization — allocable to minority interest of consolidated joint ventures	(8)	—	(16)	—

Funds from operations available to common shares and partnership and LTIP units	$34,477	$33,804	$65,763	$67,980

Funds from operations per share — diluted	$0.47	$0.50	$0.93	$1.00

Weighted-average common shares outstanding — diluted	73,248,311	68,269,656	70,827,426	68,258,562

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
     Under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended, or Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 15, 2006, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
     On April 22, 2008, we completed a common stock offering of 6,129,000 shares (including the exercise of the underwriters’ over-allotment option with respect to 429,000 shares) at $25.50 per share, resulting in net proceeds of approximately $149.7 million. The net proceeds were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for general corporate and working capital purposes.

     Our total capitalization at June 30, 2008 was approximately $3.6 billion and was comprised of the following:

		Aggregate Principal
		Amount or
	Shares/Units	Dollar Value	Percent of Total
	at June 30, 2008	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$373,571	10.5%
Secured construction loan		483,997	13.6%
Secured term loan		250,000	7.0%
Exchangeable senior notes		175,000	4.9%
Unsecured line of credit		213,210	6.0%

Total debt		1,495,778	42.0%
Equity:
Common shares outstanding (2)	71,719,958	1,759,291	49.2%
7.375% Series A Preferred shares outstanding (3)	9,200,000	230,000	6.4%
Operating partnership units outstanding (4)	2,863,564	70,243	2.0%
LTIP units outstanding (4)	640,150	15,703	0.4%

Total equity		2,075,237	58.0%

Total capitalization		$3,571,015	100.0%

(1)	Amount includes debt premiums of $9.8 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $24.53 per share on the last trading day of the quarter (June 30, 2008).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Based on common stock equivalents of our partnership and LTIP units, which are each individually convertible into one share of common stock using the market closing price of our common stock of $24.53 per share on the last trading day of the quarter (June 30, 2008).
     As a result, our debt to total capitalization ratio was approximately 42.0% at June 30, 2008 (excluding our proportionate share of indebtedness from our unconsolidated partnerships). Our board of directors adopted a policy of limiting our indebtedness to approximately 60% of our total capitalization. However, our board of directors may from time to time modify our debt policy in light of economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total capitalization ratio beyond the limit described above.
     During the six months ended June 30, 2008, we entered into four significant contracts totaling approximately $24.0 million in capital commitments related to tenant improvements and construction-related capital expenditures.
Off Balance Sheet Arrangements
     As of June 30, 2008, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Boston (see Note 10).
     McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of McKellar Court were $16.3 million and $16.5 million and the liabilities were $10.7 million and $10.8 million at June 30, 2008 and December 31, 2007, respectively. Our equity in net income of McKellar Court was $21,000 and $20,000 for the three months ended June 30, 2008 and 2007, respectively, and $41,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively.

     PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation of the PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI limited liability companies were $585.5 million and $540.3 million and the liabilities were $490.4 million and $439.4 million at June 30, 2008 and December 31, 2007, respectively. Our equity in net loss of the PREI limited liability companies (net of intercompany eliminations) was income of $22,000 and a loss of $474,000 for the three months ended June 30, 2008 and 2007, respectively, and losses of $171,000 and $474,000 for the six months ended June 30, 2008 and 2007, respectively.
     We have been the primary beneficiary in four other variable interest entities, which are consolidated and reflected in our consolidated financial statements.
     Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership
Name	Percentage	Interest Rate (2)	June 30, 2008	December 31, 2007	Maturity Date
PREI I and PREI II(3)	20%	3.69%	$71,673	$83,285	April 3, 2009
PREI I(4)	20%	4.36%	21,388	—	August 13, 2010
McKellar Court(5)	21%	4.63%	2,189	2,203	January 1, 2010

Total			$95,250	$85,488

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of June 30, 2008.

(3)	Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable-rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 10 in the accompanying consolidated financial statements). The remaining balance will be utilized to fund future construction costs at certain properties currently under development. On February 19, 2008, the maturity date was extended to April 3, 2009.

(4)	Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable-rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 12, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance will be utilized to fund future construction costs at the property.

(5)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $146,000 of unamortized debt premium).
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

     The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2008:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2006	February 27, 2006	April 17, 2006	$0.2900	$—
June 30, 2006	May 19, 2006	July 17, 2006	0.2900	—
September 30, 2006	September 14, 2006	October 16, 2006	0.2900	—
December 31, 2006	December 13, 2006	January 16, 2007	0.2900	—
March 31, 2007	March 15, 2007	April 16, 2007	0.3100	0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094
December 31, 2007	December 12, 2007	January 15, 2008	0.3100	0.46094
March 31, 2008	March 14, 2008	April 15, 2008	0.3350	0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
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
     As of June 30, 2008, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Debt Summary (1)	Total Debt	End of Quarter
Fixed interest rate (2)	$548,571	36.7%	5.16%
Variable interest rate (3)	947,207	63.3%	5.56%

Total/effective interest rate	$1,495,778	100.0%	5.41%

(1)	Debt summary includes only consolidated indebtedness.

(2)	Includes 14 mortgage notes payable secured by certain of our properties (including $9.8 million of unamortized premium) and our exchangeable senior notes.

(3)	Includes our unsecured line of credit, secured term loan, and secured construction loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we have entered into four interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $205.0 million of our unsecured line of credit and $330.0 million of our secured construction loan at 5.9% and 6.1%, respectively. We have entered into an interest rate swap agreement that is intended to fix the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% until the interest rate swap expires in 2010. We have also entered into four forward starting swap agreements, which are intended to have the effect of fixing the interest rate on $450.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%. At June 30, 2008, the total amount of unhedged variable-rate debt was approximately $162.2 million, with an effective weighted average interest rate of 3.8%.

     To determine the fair-value of our outstanding indebtedness, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At June 30, 2008, the fair-value of the fixed-rate debt was estimated to be $504.3 million compared to the net carrying value of $548.6 million (includes $9.8 million of unamortized premium). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of June 30, 2008 in relation to total assets of $3.2 billion and equity market capitalization of $2.1 billion of our common stock, operating partnership and LTIP units, and preferred stock. At June 30, 2008, the fair-value of the debt of our investment in unconsolidated partnerships approximated the carrying value.
     Based on the outstanding balances of our unsecured line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balances for the PREI limited liability companies’ secured acquisition loan and secured construction loan at June 30, 2008, a 1% change in interest rates would change our interest cost by approximately $2.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in unconsolidated entities. As we manage these entities, our disclosure controls and procedures with respect to such entities are essentially consistent with those we maintain with respect to our consolidated entities.
     As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 14, 2008, our Operating Partnership issued 8,300 LTIP units to one of our officers pursuant to our 2004 incentive award plan. The LTIP units are subject to vesting requirements, which lapse over a four-year period. Upon vesting, the LTIP units may be redeemed for an equal number of shares of our common stock or cash, at our election. The LTIP units were issued in reliance on the exemption provided by Rule 506 promulgated by the Securities and Exchange Commission under the Securities Act. The officer who received the award is an accredited investor and had access, through employment and other relationships, to adequate information about us and our Operating Partnership.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on May 21, 2008. The only matters voted upon at our annual meeting consisted of the election of seven of our directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify, and the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008. Stockholders elected the directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Alan D. Gold	58,219,375	1,111,414
Gary A. Kreitzer	58,751,645	579,144
Barbara R. Cambon	59,200,883	129,906
Edward A. Dennis, Ph.D.	59,198,359	132,430
Richard I. Gilchrist	59,195,245	135,544
Theodore D. Roth	59,199,318	131,471
M. Faye Wilson	59,193,755	137,034
     Stockholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008 (59,303,519 votes for, 16,644 against and 10,626 abstained).
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

Kent Griffin
Chief Financial Officer
(Principal Financial Officer)
Dated: July 31, 2008

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