Form 10-K
period 2008-12-31
BioMed Realty Trust Inc
filed 2009-02-13
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 1-32261

BIOMED REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-1142292 (I.R.S. Employer Identification No.)
17190 Bernardo Center Drive San Diego, California (Address of Principal Executive Offices)	92128 (Zip Code)

(858) 485-9840

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 Par Value 7.375% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 71,411,694 shares of common stock held by non-affiliates of the registrant was $1,751,728,854 based upon the last reported sale price of $24.53 per share on the New York Stock Exchange on June 30, 2008, the last business day of its most recently completed second quarter.

The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 11, 2009 was 81,110,421.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement with respect to its May 27, 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.

FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets, including the ability of our tenants to obtain funding to run their businesses,

•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,

•	general economic conditions, including downturns in the national and local economies,

•	volatility in financial and securities markets,

•	defaults on or non-renewal of leases by tenants,

•	our ability to compete effectively,

•	increased interest rates and operating costs,

•	our ability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	our failure to successfully operate acquired properties and operations,

•	our failure to maintain our status as a real estate investment trust, or REIT,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements, and

•	changes in real estate, zoning and other laws and increases in real property tax rates.

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

We were incorporated in Maryland on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. As of December 31, 2008, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.4 million rentable square feet, including 1.4 million square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to 1.4 million rentable square feet of laboratory and office space.

Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 12, 2009, we had 126 employees.

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

2008 Highlights

Leasing

During 2008, we executed 46 leasing transactions representing approximately 848,000 square feet, including 28 new leases totaling approximately 527,000 square feet and 18 leases amended to extend their terms, totaling approximately 321,000 square feet.

On April 14, 2008, we signed a new lease with Revance Therapeutics, Inc. for approximately 90,000 square feet at the Pacific Research Center in Newark, California.

On April 29, 2008, we signed a new ten-year lease with DayStar Technologies, Inc. for approximately 144,000 square feet of office and manufacturing space at our Pacific Research Center in Newark, California.

On September 30, 2008, we amended an existing lease with Regeneron Pharmaceuticals, Inc. for approximately 91,000 square feet at our Landmark at Eastview property in New York. Under the amended lease, which expires in 2024, Regeneron expanded their total long-term commitment at our Landmark at Eastview property to over 348,000 square feet.

On October 22, 2008, we signed a new lease with a wholly owned subsidiary of Novo Nordisk A/S for approximately 36,900 square feet of office and laboratory space at our 530 Fairview Avenue property in Seattle.

On November 17, 2008, we amended an existing lease with Children’s Hospital Corporation, under which Children’s Hospital Corporation agreed to take 49,286 additional square feet, bringing their total occupancy at our Center for Life Science | Boston property to 150,215 square feet.

Development

During 2008, we substantially completed core and shell construction of approximately 1.2 million rentable square feet of laboratory and office space, which was 81.1% leased or pre-leased at December 31, 2008, at the following properties:

	Rentable	Percent	Percent
Property	Square Feet	In-Service	Leased

Center for Life Science | Boston	704,159	87.1%	87.1%
530 Fairview Avenue	96,188	27.5%	65.9%
Landmark at Eastview II	360,520	—	69.2%
9865 Towne Centre Drive	83,866	100.0%	100.0%

Total/Weighted-Average	1,244,733	58.1%	81.1%

Financings

On February 13, 2008, a wholly owned subsidiary of one of our joint ventures with Prudential Real Estate Investors, or PREI, entered into a secured construction loan facility with Wachovia Bank, National Association and certain other lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street (Kendall B), a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and is also being used to fund the balance of the cost to complete construction of the project. In addition, on February 19, 2008, the PREI joint ventures extended the term of their secured acquisition and interim loan facility by one year to April 3, 2009, with no additional changes to the pricing or terms of the facility. A portion of the secured acquisition and interim loan facility was refinanced on February 11, 2009, with a new maturity date of February 10, 2011 (the maturity date may be further extended to February 10, 2012 after satisfying certain conditions and paying an extension fee).

On April 22, 2008, we completed the issuance of 6,129,000 shares of common stock, including the exercise of an over-allotment option of 429,000 shares, resulting in net proceeds of approximately $149.6 million.

On October 6, 2008, we completed the issuance of 8,625,000 shares of common stock, including the exercise of an over-allotment option of 1,125,000 shares, resulting in net proceeds of approximately $212.4 million.

In November 2008, we completed the repurchase of approximately $46.8 million face value of our exchangeable senior notes for approximately $28.8 million.

Acquisitions and Dispositions

On January 28, 2008, we completed the purchase of our 500 Fairview Avenue property, an approximately 22,000 square foot building in Seattle, Washington for approximately $4.0 million. The property is currently fully leased, and we intend to redevelop it for life science use.

On June 2, 2008, we completed the purchase of the remaining 30% interest in the limited liability company that owns our Waples Street property in San Diego for approximately $1.8 million.

On October 3, 2008, we sold a portion of the parking spaces at our Center for Life Science | Boston garage for approximately $28.8 million pursuant to an agreement we assumed in connection with the acquisition of the property in November 2006.

On October 14, 2008, we completed the purchase of the remaining 30% interest in the limited liability company that owns our 530 Fairview Avenue property in Seattle for approximately $2.6 million.

Senior Management

On April 14, 2008, we hired John Bonanno as Vice President, Development.

On December 15, 2008, we promoted Kent Griffin to the position of President and Chief Operating Officer. Mr. Griffin has served and continues to serve as our Chief Financial Officer since March 2006. We also promoted Jonathan P. Klassen to the position of Vice President, Legal and Secretary, and Kevin M. Simonsen to the position of Vice President, Real Estate Counsel.

Dividends

During 2008, we declared aggregate dividends on our common stock of $1.34 per common share and aggregate dividends on our preferred stock of $1.84376 per preferred share.

Growth Strategy

Our success and future growth potential are based upon the specialized real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this large and growing industry.

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

Positive Life Science Industry Trends

We expect continued long-term growth in the life science industry due to several factors:

•	the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•	the high level of research and development expenditures, as represented by a Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by its members climbed to a record $44.5 billion in 2007 from $43.4 billion in the prior year, and when combined with non-member companies, totaled a record $58.8 billion in 2007, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.

We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.

Experienced Management

We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Our executive officers have acquired, developed, financed, owned, leased or managed in excess of $4.3 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.

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

Insurance

We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court and Science Center Drive properties in San Diego and 9911 Belward Campus Drive and Shady Grove Road properties in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to our stockholders” under Item 1A. below.

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

As of December 31, 2008, we had 124 tenants in 69 total properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 15.0% and 10.5%, respectively, of our annualized base rent as of December 31, 2008, and 11.9% and 8.9%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

In addition, certain of our life science tenants are development stage companies, which have a history of recurring losses from operations as they have devoted substantially all of their efforts to developing and completing clinical trials for various drug candidates. The development and approval process for these drug candidates is uncertain and lengthy, and often requires significant external access to capital. The sources of this capital have historically included the capital markets; funding through private and public agencies; and partnering, licensing and other arrangements with larger pharmaceutical, healthcare and biotechnology companies. The current economic environment has significantly impacted the ability of these companies to access the capital markets, including both equity financing through public offerings and debt financing. The pace of venture capital funding has also declined from previous levels, further restricting access to capital for these companies. In addition, state and federal government budgets have been negatively impacted by the current economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. Furthermore, partnering opportunities with more established companies, as well as governmental agency and university grants, have become more limited in the current economic environment. If funding sources for these companies remain significantly constrained, these companies may be forced to curtail or suspend their operations, and may default on their obligations to third parties, including their obligations to pay rent.

Our revenue and cash flow, and consequently our ability to make cash distributions to our stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, curtail or suspend their operations, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.

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

Life science entities comprise the vast majority of our tenant base. Because of our dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business, and thus our ability to make distributions to our stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:

•	As discussed above, our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies. If private investors, the government, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

•	The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect our tenant’s entire business and its ability to pay rent.

•	Our tenants with marketable products may be adversely affected by health care reform efforts and the reimbursement policies of government or private health care payers.

•	Our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.

•	Collaborative relationships with other life science entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.

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

We continue to evaluate the market for available properties and may acquire office, laboratory and other properties when opportunities exist. We also may develop or substantially renovate office and other properties. Acquisition, development and renovation activities are subject to significant risks, including:

•	we may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit,

•	changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction,

•	we may spend more time or money than we budget to improve or renovate acquired properties or to develop new properties,

•	we may be unable to quickly and efficiently integrate new properties, particularly if we acquire portfolios of properties, into our existing operations,

•	we may fail to obtain the financial results expected from the properties we acquire or develop, making them unprofitable or less profitable than we had expected,

•	market and economic conditions may result in higher than expected vacancy rates and lower than expected rental rates,

•	we may fail to retain tenants that have pre-leased our properties under development if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications,

•	we have a limited history in conducting ground-up construction activities,

•	if we develop properties, we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations,

•	acquired and developed properties may have defects we do not discover through our inspection processes, including latent defects that may not reveal themselves until many years after we put a property in service, and

•	we may acquire land, properties or entities owning properties, which are subject to liabilities and for which, in the case of unknown liabilities, we may have limited or no recourse.

As of December 31, 2008, four of the properties we owned or had interests in were under development, constituting approximately 1.4 million square feet, and two additional properties were under redevelopment, constituting approximately 1.5 million square feet. As a result of these projects, we may face increased risk with respect to our development and redevelopment activities.

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

Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Alan D. Gold, our Chairman and Chief Executive Officer, Mr. Griffin, our President, Chief Operating Officer and Chief Financial Officer, Gary A. Kreitzer, our Executive Vice President and General Counsel, and Matthew G. McDevitt, our Executive Vice President, Acquisitions and Leasing. Among the reasons that Messrs. Gold, Griffin, Kreitzer and McDevitt are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Griffin, Kreitzer and McDevitt, but we cannot guarantee that they will not terminate their employment prior to the end of the term.

We face risks associated with property acquisitions.

In addition to the 13 properties we acquired in connection with our initial public offering in August 2004, as of December 31, 2008, we had acquired or had acquired an interest in an additional 56 properties (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties. If we fail to successfully operate new acquisitions or integrate them into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

The geographic concentration of our properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.

Eighteen of our properties are located in the Boston area. As of December 31, 2008, these properties represented 40.4% of our annualized base rent and 27.6% of our total rentable square footage. Five of our properties are located in Maryland. As of December 31, 2008, these properties represented 16.7% of our annualized base rent and 11.0% of our total rentable square footage. In addition, 27 of our properties are located in California, with 16 in San Diego and eleven in San Francisco. As of December 31, 2008, these properties represented 22.0% of our annualized base rent and 36.1% of our total rentable square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our eleven properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the 16 properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.

Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.

In our formation transactions, certain of our executive officers, Messrs. Gold, Kreitzer and McDevitt, and certain other individuals contributed six properties to our Operating Partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold, Kreitzer and McDevitt and the other contributors of those assets would suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify those contributors against such adverse tax consequences for a period of ten years. This indemnification will help those contributors to preserve their tax positions after their contributions. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt, some of which must be property specific, that the contributors can guarantee in order to defer any taxable gain they may incur if our Operating Partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During the indemnification period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to our stockholders.

While we may seek to enter into tax-efficient joint ventures with third-party investors, we currently have no intention of disposing of these properties or interests in entities holding the properties in transactions that would trigger our tax indemnification obligations. The involuntary condemnation of one or more of these properties during the indemnification period could, however, trigger the tax indemnification obligations described above. The tax indemnity would equal the amount of the federal and state income tax liability the contributor would incur with respect to the gain allocated to the contributor. The calculation of the indemnity payment would not be reduced due to the time value of money or the time remaining within the indemnification period. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. Messrs. Gold, Kreitzer and McDevitt are potential recipients of these indemnification payments. Because of these potential payments their personal interests may diverge from those of our stockholders.

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

•	local oversupply, increased competition or reduced demand for life science office and laboratory space,

•	inability to collect rent from tenants,

•	vacancies or our inability to rent space on favorable terms,

•	increased operating costs, including insurance premiums, utilities and real estate taxes,

•	the ongoing need for capital improvements, particularly in older structures,

•	unanticipated delays in the completion of our development or redevelopment projects,

•	costs of complying with changes in governmental regulations, including tax laws,

•	the relative illiquidity of real estate investments,

•	changing submarket demographics, and

•	civil unrest, acts of war and natural disasters, including earthquakes, floods and fires, which may result in uninsured and underinsured losses.

In addition, we could experience a general decline in rents or an increased incidence of defaults under existing leases if any of the following occur:

•	the continuation or worsening of the current economic environment,

•	future periods of economic slowdown or recession,

•	rising interest rates,

•	declining demand for real estate, or

•	the public perception that any of these events may occur.

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

If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

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

While we evaluate the credit ratings of each of our insurance companies at the time we enter into or renew our policies, the financial condition of one or more of these insurance companies could significantly deteriorate to the point that they may be unable to pay future insurance claims. This risk has increased as a result of the current economic environment and ongoing disruptions in the financial markets. The inability of any of these insurance companies to pay future claims under our policies may adversely affect our financial condition and results of operations.

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

Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Square properties, in Cambridge, Massachusetts, are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, the remediation of certain environmental conditions at off-site parcels located in Cambridge, Massachusetts, which was an assumed obligation of our joint venture, PREI II LLC, has been substantially completed as of December 31, 2008. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.

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

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. We believe that our properties are currently in material compliance with all applicable regulatory requirements. However, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

Risks Related to Our Capital Structure

Debt obligations expose us to increased risk of property losses and may have adverse consequences on our business operations and our ability to make distributions.

We have used and will continue to use debt to finance property acquisitions. Our use of debt may have adverse consequences, including the following:

•	We may not be able to refinance or extend our existing debt. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to make distributions to our stockholders at expected levels or at all.

•	Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to make distributions to stockholders.

•	One or more lenders under our $600.0 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

•	Required payments of principal and interest may be greater than our cash flow from operations.

•	We may be forced to dispose of one or more of our properties, possibly on disadvantageous terms, to make payments on our debt.

•	If we default on our debt obligations, the lenders or mortgagees may foreclose on our properties that secure those loans. Further, if we default under a mortgage loan, we will automatically be in default on any other loan that has cross-default provisions, and we may lose the properties securing all of these loans.

•	A foreclosure on one of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the secured debt. If the outstanding balance of the secured debt exceeds our tax basis in the property, we would recognize taxable income on foreclosure without realizing any accompanying cash proceeds to pay the tax (or to make distributions based on REIT taxable income).

As of December 31, 2008, we had outstanding mortgage indebtedness of $344.3 million, excluding $8.8 million of debt premium; $250.0 million of borrowings under our secured term loan, secured by twelve of our properties; $2.2 million of mortgage indebtedness, $72.8 million of borrowings under a secured loan, and $28.7 million of borrowings under a secured construction loan representing our proportionate share of indebtedness in our unconsolidated partnerships; $128.3 million of outstanding aggregate principal amount of exchangeable senior notes due 2026; $108.8 million in outstanding borrowings under our $600.0 million unsecured line of credit; and $507.1 million in outstanding borrowings under our $550.0 million secured construction loan, which is secured by our Center for Life Science | Boston property. The secured construction loan matures on November 16, 2009, but we may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an extension fee. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2008, the principal payments due for our consolidated indebtedness were $512.2 million in 2009 (including the amounts outstanding under our secured construction loan), $47.4 million in 2010 and $135.0 million in 2011. In addition, as of December 31, 2008, our portion of the principal payments due for our unconsolidated indebtedness relating to our PREI joint ventures and McKellar Court partnership was $72.8 million in 2009 and $30.8 million in 2010. The secured acquisition and interim loan facility held by the PREI joint ventures originally matured on April 3, 2009, but a portion of the facility was refinanced on February 11, 2009, with a new maturity date of February 10, 2011. Given current economic conditions including, but not limited to, the credit crisis and related turmoil in the global financial system, we may be unable to refinance these obligations when due, which may negatively affect our ability to conduct operations.

Recent disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The U.S. credit markets in particular continue to experience significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, the financial position of the lenders under our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States and globally, including the stock markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

This reduced access to liquidity has had a negative impact on the U.S. economy, affecting consumer confidence and spending and negatively impacting the volume and pricing of real estate transactions. If this downturn in the national economy were to continue or worsen, the value of our properties, as well as the income we receive from our properties, could be adversely affected.

These disruptions in the financial markets may also have other adverse effects on us or the economy generally, which could cause our stock price to decline.

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

We have and may continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	Available interest rate hedging may not correspond directly with the interest rate risk for which we seek protection.

•	The duration or the amount of the hedge may not match the duration or amount of the related liability.

•	The party owing money in the hedging transaction may default on its obligation to pay.

•	The credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction.

•	The value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair-value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

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

As of December 31, 2008, we had three interest rate swaps with an aggregate notional amount of $400.0 million under which, at each monthly settlement date, we either (1) receive the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting interest rate swap agreements, which are carried on the accompanying consolidated balance sheets at fair-value, based on the net present value of the expected future cash flows on the swaps. At maturity of the forward starting interest rate swaps, we will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability, with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing. Other than these interest rate swaps, we have not entered into any hedging transactions. The fair-value of our three interest rate swaps was a liability of approximately $23.2 million at December 31, 2008 and is included as a liability in the accompanying consolidated balance sheets. The four forward starting swaps will require cash settlement on or before April 30, 2009. Based upon the fair-values of the forward starting swaps as of December 31, 2008, such cash settlements would require us to pay the counterparties approximately $34.3 million for the $150.0 million notional amount swap with a Strike Rate of 5.162%, $11.4 million for the $50.0 million notional amount swap with a Strike Rate of 5.167%, $22.9 million for the $100.0 million notional amount swap with a Strike Rate of 5.167% and $34.2 million for the $150.0 million notional amount swap with a Strike Rate of 5.152%, which totals $102.9 million. However, the actual cash settlement amounts will depend on the values of the forward starting swaps at the dates they are settled and the actual cash settlement amounts may vary significantly from these amounts. If we are required to make cash payments to the counterparties under our forward starting swaps upon settlement, we plan to utilize a portion of our unsecured line of credit to finance those payments. However, given the current economic conditions, including, but not limited to, the credit crisis and related turmoil in the global financial system, one or more of our lenders under our unsecured line of credit may default on their obligations to make capital available to us. In addition, if that occurs, we may not be able to access alternative sources of liquidity needed to settle these forward starting swaps when required to do so.

In addition, as of December 31, 2008, two of our forward swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and we were required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008. Prospective changes in the fair-value of these two swaps will be recorded in the consolidated income statements through the date the swaps are settled and we may incur additional losses in future quarters to the extent we are not able to refinance the secured construction loan in the timeframe or for the amount that we expect, the risk of which has increased given the current credit market uncertainty.

For further detail regarding our interest rate swaps and forward starting swaps, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

In order to maintain our qualification as a REIT and to avoid incurring a nondeductible excise tax, we are required, among other things, to distribute annually at least 90% of our REIT taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of our common stock or preferred stock.

Our inability to obtain capital from third-party sources will adversely affect our business and limit our growth. Without sufficient capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT. For distributions with respect to the taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of our distribution requirements through the distribution of shares of our common stock, provided certain conditions are met.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our $550.0 million secured construction loan, our $250.0 million secured term loan and our $600.0 million unsecured line of credit, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

Risks Related to Our Organizational Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.

Our charter, including the articles supplementary with respect to our preferred stock, contains ownership limits that may delay, defer or prevent a change of control transaction.  Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the value of our outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of our common stock or Series A preferred stock. The board may not grant such an exemption to any proposed transferee whose ownership of in excess of 9.8% of the value of our outstanding shares would result in the termination of our status as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

Certain provisions of Maryland law could delay, defer or prevent a change of control transaction.  Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting stock. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such combinations, and

•	“control share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” have no voting rights unless holders of two-thirds of our voting stock (excluding interested shares) consent. “Control shares” are shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares.”

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

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Our board of directors may alter or eliminate our current policy on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage policies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk we would default on our debt.

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

We have investments in joint ventures with PREI, which were formed in the second quarter of 2007. While we, as managing member, are authorized to carry out the day-to-day management of the business and affairs of the PREI joint ventures, PREI’s prior written consent is required for certain decisions, including decisions relating to financing, budgeting and the sale or pledge of interests in the properties owned by the PREI joint ventures.

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

If we fail to qualify as a REIT in any taxable year, we will face serious adverse tax consequences that would substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and for distribution to our stockholders. If we fail to qualify as a REIT:

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

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders; however, all distributions to our stockholders would be subject to tax as qualifying corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of our common stock and our preferred stock.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, determined by excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. For distributions with respect to taxable years ending on or before December 31, 2009, recent Internal Revenue Service guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of our common stock, provided certain conditions are met.. To maintain our REIT status and avoid the payment of income and excise taxes we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:

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

The market price of our common stock has recently been, and may continue to be, volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

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

The stock market has recently experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of our common stock or preferred stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of our common stock or preferred stock.

Market interest rates may have an adverse effect on the market price of our securities.

One of the factors that will influence the price of our common stock and preferred stock will be the dividend yield on such stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our common stock or Series A preferred stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock and Series A preferred stock to fall.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of December 31, 2008, 80,757,421 shares of our common stock were issued and outstanding, as well as our operating partnership units and long term incentive plan, or LTIP, units which may be exchanged for 2,795,364 and 640,150 shares of our common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2008. In addition, as of December 31, 2008, we had reserved an additional 795,879 shares of common stock for future issuance under our incentive award plan and 3,438,831 shares potentially issuable upon exchange of our 4.50% exchangeable senior notes. Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of operating partnership units, LTIP units or our 4.50% exchangeable senior notes, or the perception that such sales might occur, could adversely affect the market price of our common stock.

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

Any of the following could have an adverse effect on the market price of our common stock:

•	the exchange of operating partnership units, LTIP units or our 4.50% exchangeable senior notes for common stock,

•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,

•	additional issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of our common stock.

Additionally, the existence of operating partnership units, LTIP units or our 4.50% exchangeable senior notes and shares of our common stock reserved for issuance upon exchange of operating partnership units, LTIP units or our 4.50% exchangeable senior notes and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of our common stock may be dilutive to existing stockholders.

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

Existing Portfolio

As of December 31, 2008, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.4 million rentable square feet, including approximately 1.4 million square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to approximately 1.4 million rentable square feet of laboratory and office space.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), repositioning and redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2008:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
		Rentable			Rentable			Rentable
		Square	Percent		Square	Percent		Square	Percent
	Properties	Feet	Leased	Properties	Feet	Leased	Properties	Feet	Leased

Stabilized properties	43	5,339,903	99.6%	4	257,308	100.0%	47	5,597,211	99.6%
Lease up properties	14	1,439,771	55.0%	2	420,000	26.8%	16	1,859,771	48.7%

Total operating portfolio	57	6,779,674	90.1%	6	677,308	54.6%	63	7,456,982	86.9%
Repositioning and redevelopment properties	2	1,524,506	22.1%	—	—	n/a	2	1,524,506	22.1%
Construction in progress(1)	3	1,160,867	79.8%	1	280,000	—	4	1,440,867	64.3%

Total current portfolio	62	9,465,047	77.9%	7	957,308	38.6%	69	10,422,355	74.3%
Land parcels	n/a	1,367,000	n/a	—	—	n/a	—	1,367,000	n/a

Total portfolio	62	10,832,047	n/a	7	957,308	n/a	69	11,789,355	n/a

(1)	We are currently developing a portion of our Landmark at Eastview property. However, we have not separated this previously undeveloped portion into a separate property for legal and accounting purposes. Therefore, we still classify our Landmark at Eastview property as a stabilized property on the above schedule although it is also included in our discussion of development properties.

Our current portfolio by market at December 31, 2008 was as follows:

			Percent				Annualized
			of			Percent of	Base Rent
	Number	Rentable	Rentable		Annualized	Annualized	per Leased
	of	Square	Square	Percent	Base Rent	Base Rent	Square Foot
Market	Properties	Feet	Feet	Leased(1)	Current(2)	Current	Current
					(In thousands)

Boston	18	2,885,770	27.6%	75.5%	$110,451	40.4%	$50.70
Maryland	5	1,144,968	11.0%	100.0%	45,794	16.7%	40.00
San Francisco	11	2,644,488	25.4%	49.2%	30,349	11.0%	23.35
San Diego	16	1,113,293	10.7%	88.9%	30,335	11.0%	30.66
New York/New Jersey	4	1,233,889	11.8%	82.1%	27,515	10.0%	27.15
Pennsylvania	7	778,251	7.5%	88.3%	14,934	5.4%	21.73
Seattle	5	372,189	3.6%	48.2%	7,513	2.7%	41.92
University Related — Other	3	249,507	2.4%	100.0%	7,806	2.8%	31.29

Total Portfolio/Weighted-Average	69	10,422,355	100.0%	74.3%	$274,697	100.0%	$35.48

(1)	Percentage of leasable square footage in current portfolio subject to an existing lease.

(2)	In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2008, or if rent has not yet commenced, the first monthly rent amount that will be due at rent commencement, multiplied by 12 months.

(3)	Includes a portfolio of properties in Cambridge, Massachusetts and the McKellar Court property in San Diego, California. We are a member of the unconsolidated joint ventures that own a portfolio of properties in Cambridge, Massachusetts, and we are entitled to approximately 20% of the operating cash flows. We also own the general partnership interest in the unconsolidated limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

Properties we owned, or had an ownership interest in, at December 31, 2008 were as follows:

	Rentable	Percent
	Square Feet	Leased

Boston
Albany Street	75,003	100.0%
Center for Life Science | Boston(1)	704,159	87.1%
Charles Street	47,912	100.0%
Coolidge Avenue	37,400	100.0%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	n/a
Fresh Pond Research Park	90,702	78.7%
675 West Kendall Street (Kendall A)	302,919	98.5%
500 Kendall Street (Kendall D)	349,325	98.6%
Sidney Street	191,904	100.0%
Vassar Street	52,520	100.0%
Maryland
Beckley Street	77,225	100.0%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture(2)	72,500	38.1%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	96.8%
Bridgeview Technology Park II	50,400	100.0%
Dumbarton Circle	44,000	100.0%
Eccles Avenue	152,145	0.0%
Forbes Boulevard	237,984	100.0%
Industrial Road	169,490	100.0%
Kaiser Drive	87,953	0.0%
Pacific Research Center(3)	1,389,517	24.2%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Faraday Avenue	28,704	100.0%

	Rentable	Percent
	Square Feet	Leased

John Hopkins Court	72,192	29.7%
6114-6154 Nancy Ridge Drive	121,000	100.0%
6828 Nancy Ridge Drive	42,138	58.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	54.4%
San Diego Science Center	105,364	76.7%
Science Center Drive	53,740	100.0%
Sorrento Valley Boulevard	54,924	100.0%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	83,866	100.0%
9885 Towne Centre Drive	115,870	100.0%
Waples Street	50,055	100.0%
New York/New Jersey
Graphics Drive	72,300	25.7%
Landmark at Eastview	751,648	99.1%
Landmark at Eastview II(4)	360,520	69.2%
One Research Way	49,421	0.0%
Pennsylvania
Eisenhower Road	27,750	59.7%
George Patterson Boulevard	71,500	100.0%
King of Prussia	427,109	87.7%
Phoenixville Pike	104,400	74.2%
Spring Mill Drive	76,378	100.0%
900 Uniqema Boulevard(5)	11,293	100.0%
1000 Uniqema Boulevard(5)	59,821	100.0%
Seattle
Elliott Avenue(3)	134,989	0.0%
500 Fairview Avenue	22,213	100.0%
530 Fairview Avenue(1)	96,188	65.9%
Monte Villa Parkway	51,000	100.0%
217th Place	67,799	62.9%
University Related — Other
Lucent Drive(6)	21,500	100.0%
Trade Centre Avenue(7)	78,023	100.0%
Walnut Street(8)	149,984	100.0%

Total Consolidated Portfolio/Weighted-Average	9,465,047	77.9%

Unconsolidated Portfolio:
McKellar Court(9)	72,863	100.0%
320 Bent Street(10)	184,445	100.0%
301 Binney Street(10)	420,000	26.8%
301 Binney Garage(10)	503 Stalls	n/a
650 E. Kendall Street (Kendall B)(1)(10)	280,000	0.0%
350 E. Kendall Street Garage (Kendall F)(10)	1,409 Stalls	n/a

	Rentable	Percent
	Square Feet	Leased

Kendall Crossing Apartments(10)	37 Apts.	n/a

Total Portfolio/Weighted-Average	10,422,355	74.3%

(1)	The property or a portion of the property was under development at December 31, 2008.

(2)	We own an 87.5% membership interest in the limited liability company that owns this property.

(3)	The property or a portion of the property was under redevelopment at December 31, 2008.

(4)	A previously undeveloped portion of the property was undergoing development at December 31, 2008 and has been reflected separately from the stabilized portion of the property.

(5)	Located in New Castle, Delaware.

(6)	Located in Lebanon, New Hampshire.

(7)	Located in Longmont, Colorado.

(8)	Located in Boulder, Colorado.

(9)	We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 21% of the operating cash flows. The property is located in San Diego, California.

(10)	We are a member of the joint ventures that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

Tenant Information

As of December 31, 2008, our consolidated and unconsolidated properties were leased to 124 tenants, and 88% of our annualized base rent was derived from tenants that were public companies or government agencies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2008:

			Annualized	Percent of
			Base Rent	Annualized
		Annualized	per Leased	Base Rent -	Lease
	Leased	Base Rent	Square Foot	Current	Expiration
Tenant	Square Feet	Current	Current	Total Portfolio	Date(s)
		(In thousands)

Human Genome Sciences, Inc.	924,970	$41,096	$44.43	15.0%	May 2026
Vertex Pharmaceuticals Incorporated	685,286	28,875	42.14	10.5%	Multiple(1)
Beth Israel Deaconess Medical Center, Inc.	362,364	25,543	70.49	9.3%	June 2023
Genzyme Corporation	343,000	15,464	45.08	5.6%	July 2018
Regeneron Pharmaceuticals, Inc.	477,257	14,115	29.58	5.1%	Multiple(2)
Ironwood Pharmaceuticals, Inc.(3)	160,894	9,509	59.10	3.5%	Multiple(4)
Children’s Hospital Corporation	150,215	8,750	58.25	3.2%	April 2023
Centocor, Inc. (Johnson & Johnson)	374,387	8,428	22.51	3.1%	March 2014
Schering Corporation(3)	136,067	7,609	55.92	2.8%	August 2016
Array BioPharma, Inc.	228,007	7,258	31.83	2.6%	Multiple(5)

Total/Weighted-Average(6)	3,842,447	$166,647	$43.37	60.7%

(1)	191,904 square feet expires August 2010, 100,854 square feet expires December 2010, 20,608 square feet expires May 2012, 81,204 square feet expires September 2013, and 290,716 square feet expires April 2018. The maturity dates for 191,904 and 100,854 square feet originally expiring on August 31, 2010 and December 31, 2010, respectively, were extended through December 31, 2015 pursuant to lease amendments executed on January 12, 2009.

(2)	129,224 square feet expires June 2009, which will be replaced with a 15-year 229,644 square foot lease at the new buildings under construction at the Landmark at Eastview II property, and 118,389 square feet expires June 2024.

(3)	We own 20% of the limited liability company that owns the property that this tenant occupies.

(4)	9,277 square feet expires June 2009, 39,101 square feet expires December 2010 and 112,516 square feet expires December 2013.

(5)	149,984 square feet expires July 2016 and 78,023 square feet expires August 2016.

(6)	Without regard to any lease terminations and/or renewal options.

Lease Terms

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

Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 11, 2009, the reported closing sale price per share for our common stock on the NYSE was $10.49 and there were approximately 175 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share

First Quarter 2007	$31.20	$25.59	$26.30	$0.310
Second Quarter 2007	$29.94	$24.13	$25.12	$0.310
Third Quarter 2007	$26.20	$21.00	$24.10	$0.310
Fourth Quarter 2007	$26.25	$20.89	$23.17	$0.310
First Quarter 2008	$25.33	$19.32	$23.89	$0.335
Second Quarter 2008	$27.75	$23.59	$24.53	$0.335
Third Quarter 2008	$29.50	$22.72	$26.45	$0.335
Fourth Quarter 2008	$25.43	$5.88	$11.72	$0.335

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of future distributions will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facilities limit our ability to pay distributions to our common stockholders. The limitation is based on 95% of funds from operations, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facilities. However, there can be no assurances in that regard.

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

The following graph shows a comparison from August 6, 2004, the first day of trading for our common stock, to December 31, 2008 of cumulative total shareholder return, calculated on a dividend reinvested basis, for our company, the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of our company’s common stock, the S&P 500 and the Industry Index on August 6, 2004. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Source: SNL Financial LC

Item 6.	Selected Financial Data

The following sets forth selected consolidated financial and operating information for BioMed Realty Trust, Inc. and for 201 Industrial Road, L.P., our predecessor, which are derived from our audited consolidated financial statements. We have not presented historical information for BioMed Realty Trust, Inc. prior to August 11, 2004, the date on which we consummated our initial public offering, because during the period from our formation until our initial public offering, we did not have material corporate activity. The following data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY TRUST, INC. PREDECESSOR
(Dollars in thousands, except share data)

	BioMed Realty Trust, Inc.					Predecessor
					Period	Period
					August 11,	January 1,
					2004 through	2004 through
	Year Ended December 31,				December 31,	August 17,
	2008	2007	2006	2005	2004	2004

Statements of Income:
Revenues:
Total revenues	$301,973	$266,109	$218,735	$138,784	$28,654	$3,714

Expenses:
Rental operations and real estate taxes	84,729	71,142	60,999	46,358	11,619	353
Depreciation and amortization	84,227	72,202	65,063	39,378	7,853	600
General and administrative	22,834	21,870	18,085	13,278	3,130	—

Total expenses	191,790	165,214	144,147	99,014	22,602	953

Income from operations	110,183	100,895	74,588	39,770	6,052	2,761
Equity in net (loss)/income of unconsolidated partnerships	(1,200)	(893)	83	119	(11)	—
Interest income	485	990	1,102	1,333	190	—
Interest expense	(39,612)	(27,654)	(40,672)	(23,226)	(1,180)	(1,760)
Loss on derivative instruments	(19,948)	—	—	—	—	—
Gain on extinguishment of debt	17,066	—	—	—	—	—

Income from continuing operations before minority interests	66,974	73,338	35,101	17,996	5,051	1,001
Minority interests in continuing operations of consolidated partnerships	9	(45)	137	267	145	—
Minority interests in continuing operations of operating partnership	(2,086)	(2,412)	(1,670)	(1,271)	(414)	—

Income from continuing operations	64,897	70,881	33,568	16,992	4,782	1,001
Income from discontinued operations before gain on sale of assets and minority interests	—	639	1,542	57	—	—
Gain on sale of real estate assets	—	1,087	—	—	—	—
Minority interests attributable to discontinued operations	—	(74)	(77)	(3)	—	—

Income from discontinued operations	—	1,652	1,465	54	—	—

Net income	64,897	72,533	35,033	17,046	4,782	1,001
Preferred stock dividends	(16,963)	(16,868)	—	—	—	—

Net income available to common stockholders	$47,934	$55,665	$35,033	$17,046	$4,782	$1,001

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.67	$0.83	$0.60	$0.44	$0.15	—
Diluted earnings per share	$0.67	$0.83	$0.60	$0.43	$0.15	—
Net income per share available to common stockholders:
Basic earnings per share	$0.67	$0.85	$0.63	$0.44	$0.15	—
Diluted earnings per share	$0.67	$0.85	$0.62	$0.44	$0.15	—
Weighted-average common shares outstanding:
Basic	71,684,244	65,302,794	55,928,595	38,913,103	30,965,178	—
Diluted	74,831,483	68,269,985	59,018,004	42,091,195	33,767,575	—
Cash dividends declared per common share	$1.34	$1.24	$1.16	$1.08	$0.4197	—
Cash dividends declared per preferred share	$1.84	$1.83	—	—	—	—
Balance Sheet Data (at period end):
Investments in real estate, net	$2,957,735	$2,805,983	$2,457,538	$1,129,371	$468,530	—
Total assets	3,226,799	3,057,268	2,692,642	1,337,310	581,723	—
Total indebtedness	1,347,306	1,500,787	1,343,356	513,233	102,236	—
Total liabilities	1,597,572	1,653,052	1,458,610	586,162	137,639	—
Minority interests	12,381	17,280	19,319	20,673	22,267	—
Stockholders’ equity and partners’ capital	1,616,846	1,386,936	1,214,713	730,475	421,817	—
Other Data:
Cash flows from/(used in)(1):
Operating activities	115,046	114,965	101,588	54,762	14,497	—
Investing activities	(218,661)	(409,301)	(1,339,463)	(601,805)	(457,218)	—
Financing activities	111,558	282,151	1,243,227	539,486	470,433	—

(1)	Cash flow information for 2004 is combined for BioMed Realty Trust, Inc. and our predecessor.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2008, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.4 million rentable square feet, including approximately 1.4 million square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to approximately 1.4 million rentable square feet of laboratory and office space.

Factors Which May Influence Future Operations

Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2008, our operating portfolio was 86.9% leased to 115 tenants. As of December 31, 2007, our operating portfolio was 93.8% leased to 112 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our operating portfolio, which increased by approximately 830,000 rentable square feet in the year ended December 31, 2008 due to the completion of development or redevelopment activities at a number of properties. Total leased square footage during the same period increased by approximately 261,000 square feet within the operating portfolio.

Leases representing approximately 4.2% of our leased square footage expire during 2009 and leases representing approximately 10.0% of our leased square footage expire during 2010. Our leasing strategy for 2009 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments, as real estate and capital market conditions permit.

Redevelopment/Development Properties

We are actively engaged in the redevelopment and development of certain properties in our portfolio. We believe that these activities will ultimately result in a return on our additional investment once the redevelopment and development activities have been completed and the properties are leased. However, redevelopment and development activities involve inherent risks and assumptions relating to our ability to fully lease the properties. Our objective is that these properties will be fully leased upon completion of the construction activities. However, our ability to fully lease the properties may be adversely affected by changing market conditions, including periods of economic slowdown or recession, rising interest rates, declining demand for life science office and laboratory space, local oversupply of real estate assets, or competition from others, which may diminish our opportunities for leasing the property on favorable terms or at all. In addition, we may fail to retain tenants that have pre-leased our properties, or may face significant monetary penalties, if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications. Further, our competitors with greater resources may have more flexibility than we do in their ability to offer rental concessions to attract tenants to their properties, which could put pressure on our ability to attract tenants at rental rates that will provide an expected return on our additional investment in these properties. As a result, we may be unable to fully lease some of our redevelopment/development properties in a timely manner upon the completion of major construction activities.

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

The following summarizes our consolidated properties under repositioning or redevelopment at December 31, 2008:

	Total Property		Estimated Full
	Rentable	Percent	In-Service
Property	Square Feet	Leased	Date(1)

Elliott Avenue	134,989	0.0%	Q1 2010
Pacific Research Center	1,389,517	24.2%	Q2 2009

Total/Weighted-Average	1,524,506	22.1%

(1)	Our estimate of the time in which redevelopment will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities. We currently estimate that we will invest up to an additional $145.0 million before the redevelopment on these properties is substantially complete.

The following summarizes our consolidated properties under development at December 31, 2008 (portions of certain development properties were delivered to tenants for their intended use during the year ended December 31, 2008):

	Estimated			Estimated	Estimated Full
	Rentable	Percent	Investment	Total	In-Service
Property	Square Feet	Leased	to Date	Investment	Date(1)
			(Dollars in thousands)

Center for Life Science | Boston	704,159	87.1%	$709,200	$720,000	Q1 2009
530 Fairview Avenue	96,188	65.9%	38,500	47,500	Q2 2009
Landmark at Eastview II(2)	360,520	69.2%	85,000	145,000	Q2 2009

Total/Weighted-Average	1,160,867	79.8%	$832,700	$912,500

(1)	Our estimate of the time in which development will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities.

(2)	A previously undeveloped portion of the property was undergoing development as of December 31, 2008 and has been reflected separately from the stabilized portion of the property. However, we have not separated this previously undeveloped portion into a separate property for legal and accounting purposes. Therefore, we still classify the Landmark at Eastview property as a stabilized property although it is also included in our discussion of development properties.

Lease Expirations

The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2008. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Annualized
				Percent of	Base Rent
		Percent of	Annualized	Annualized	per Leased
	Leased	Leased	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Square Feet	Square Feet	Current	Current	Current
	(In thousands)

2009(1)	323,554	4.2%	$7,045	2.6%	$21.77
2010(2)	771,082	10.0%	17,861	6.5%	23.16
2011	380,013	4.9%	13,394	4.9%	35.25
2012	469,936	6.1%	11,182	4.1%	23.79
2013	434,141	5.6%	10,218	3.7%	23.54
2014	617,695	8.0%	14,051	5.1%	22.75
2015	84,157	1.1%	2,760	1.0%	32.80
2016	623,067	8.0%	23,803	8.7%	38.20
2017	198,447	2.6%	4,783	1.7%	24.10
2018	1,085,616	14.0%	47,159	17.2%	43.44
Thereafter	2,754,580	35.5%	122,441	44.5%	44.45

Total Portfolio/Weighted-Average	7,742,288	100.0%	$274,697	100.0%	$35.48

(1)	Includes current month-to-month leases.

(2)	The maturity dates for approximately 192,000 and 100,000 leased square feet originally expiring on August 31, 2010 and December 31, 2010, respectively, were extended through December 31, 2015 pursuant to lease amendments executed with a tenant on January 12, 2009.

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

Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements are recorded based on a variety of considerations including, but not necessarily limited to: (a) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (b) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (c) the value associated with lost rental revenue from existing leases during the assumed lease-up period. The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated or if termination is determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of all unamortized amounts related to that lease would be accelerated and such amounts written off.

Costs incurred in connection with the acquisition, development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. We capitalize costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

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

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, we evaluate whether we or the lessee is the owner, for accounting purposes, of the tenant improvements. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized on a straight-line basis over the remaining non-cancelable term of the respective lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) our estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated or if termination were determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of the related unamortized above or below market lease intangible would be accelerated and such amounts written off.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations based on our assessment of the collectability of the balance.

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

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances. As of December 31, 2008, we have applied the provisions of SFAS 157 to the valuation of our interest rate swaps, which are the only financial instruments measured at fair-value on a recurring basis.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards) under the provisions of this standard.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair-value measurement is based on inputs from different levels of the fair-value hierarchy, the level in the fair-value hierarchy within which the entire fair-value measurement falls is based on the lowest level input that is significant to the fair-value measurement in its entirety. Our assessment of the significance of a particular input to the fair-value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Currently, we use forward starting and interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-

values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, we have historically accounted for all of our interest rate swap agreements as cash flow hedges, and we have not used derivatives for trading or speculative purposes. At December 31, 2008, the hedging relationships for two of our four forward starting swaps were no longer considered highly effective and we were required to prospectively discontinue hedge accounting for these two swaps under SFAS No. 133, Accounting for Derivative Investment and Hedging Activities (“SFAS 133”). See Note 12 to the Consolidated Financial Statements.

Newly Issued Accounting Pronouncements

See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.

Results of Operations

The following is a comparison, for the years ended December 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006, of the consolidated operating results of BioMed Realty Trust, Inc.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties, and corporate and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2008 or 2007), new properties (properties that were not owned for each of the full years ended December 31, 2008 and 2007 and were not under redevelopment/

development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint venture joint ventures), in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2008	2007	2008	2007	2008	2007	2008	2007

Rental	$181,984	$176,664	$30,580	$10,760	$14,965	$8,585	$(65)	$(13)
Tenant recoveries	57,963	55,016	11,853	5,583	1,780	966	570	170
Other income	313	516	2	7,182	—	—	2,028	680

Total revenues	$240,260	$232,196	$42,435	$23,525	$16,745	$9,551	$2,533	$837

Rental Revenues.  Rental revenues increased $31.5 million to $227.5 million for the year ended December 31, 2008 compared to $196.0 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 (principally at our Center for Life Science | Boston property), partially offset by properties that generated rental revenues in 2007, which subsequently entered redevelopment. Same property rental revenues increased $5.3 million, or 3.0%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in same property rental revenues was primarily a result of the expansion of an existing lease at our King of Prussia property, new leases at our Landmark at Eastview, Road to the Cure and Phoenixville Pike properties, and inflation-indexed rent increases at other properties, partially offset by lease expirations and early lease terminations.

Tenant Recoveries.  Revenues from tenant reimbursements increased $10.5 million to $72.2 million for the year ended December 31, 2008 compared to $61.7 million for the year ended December 31, 2007. The increase was primarily due to the commencement of new leases at a number of properties, increases in utility usage and rates, acquisitions during 2007 and 2008, properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 (principally at our Center for Life Science | Boston property), and an increase in property management fees earned from our PREI joint ventures. Same property tenant recoveries increased $2.9 million, or 5.4%, for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of net increases in utility usage and other recoverable costs compared to the prior year, partially offset by a change in 2008 at a property at which the tenant began to pay vendors directly for certain recoverable expenses.

Other Income.  Other income was $2.3 million for the year ended December 31, 2008 compared to $8.4 million for the year ended December 31, 2007. Other income for the year ended December 31, 2008 was primarily comprised of development fees earned from our PREI joint ventures. Other income for the year ended December 31, 2007 was primarily comprised of $7.7 million of gains on the early termination of leases and fees earned from our PREI joint ventures.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2008	2007	2008	2007	2008	2007	2008	2007

Rental operations	$45,860	$44,360	$10,593	$3,684	$2,148	$344	$2,999	$2,401
Real estate taxes	18,005	17,369	4,023	2,247	1,151	737	(50)	—
Depreciation and amortization	61,946	61,347	14,008	7,959	8,273	2,896	—	—

Total expenses	$125,811	$123,076	$28,624	$13,890	$11,572	$3,977	$2,949	$2,401

Rental Operations Expense.  Rental operations expense increased $10.8 million to $61.6 million for the year ended December 31, 2008 compared to $50.8 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development

for which partial revenue recognition commenced during 2008 (principally at our Center for Life Science | Boston property), partially offset by properties that generated rental revenues in 2007, which subsequently entered redevelopment. Same property rental operations expense increased $1.5 million, or 3.4%, for the year ended December 31, 2008 compared to 2007 primarily due to the hiring of additional property management personnel and related expansion of our operations in 2007 and 2008, and net increases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by a change in 2008 at a property at which the tenant began to pay vendors directly for certain recoverable expenses.

Real Estate Tax Expense.  Real estate tax expense increased $2.7 million to $23.1 million for the year ended December 31, 2008 compared to $20.4 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 (principally at our Center for Life Science | Boston property). Same property real estate tax expense increased $636,000, or 3.7%, for the year ended December 31, 2008 compared to 2007 primarily due to reassessments of the tax basis at certain properties in 2008 and refunds of property taxes in 2007 (reducing property tax expense in 2007), partially offset by a refund received at one property in 2008 and the continued capitalization of property taxes in connection with construction on our Landmark at Eastview II property.

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $12.0 million to $84.2 million for the year ended December 31, 2008 compared to $72.2 million for the year ended December 31, 2007. The increase was primarily due to depreciation and amortization expense for the properties acquired in 2007 and 2008 and the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties (principally at our Center for Life Science | Boston property), partially offset by the cessation of depreciation on certain properties, or portions thereof, which entered redevelopment in 2007 and 2008.

General and Administrative Expenses.  General and administrative expenses increased $964,000 to $22.8 million for the year ended December 31, 2008 compared to $21.9 million for the year ended December 31, 2007. The increase was primarily due to continued growth in the corporate infrastructure necessary to support our expanded property portfolio, additional salary and stock compensation costs associated with the retirement of one of our executive officers, and costs associated with our new corporate headquarters, which was completed in the first quarter of 2008, partially offset by lower bonuses for senior management.

Equity in Net Loss of Unconsolidated Partnerships.  Equity in net loss of unconsolidated partnerships increased $307,000 to $1.2 million for the year ended December 31, 2008 compared to $893,000 for the year ended December 31, 2007. The increase was primarily due to cessation of the capitalization of interest and operating expenses at certain properties of our PREI joint ventures that were placed in service in 2008, partially offset by commencement of leases at those properties.

Interest Expense.  Interest cost incurred for the year ended December 31, 2008 totaled $80.9 million compared to $84.4 million for the year ended December 31, 2007. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes and (b) decreases in the average interest rate on our outstanding borrowings, partially offset by higher borrowings for development and redevelopment activities.

During the year ended December 31, 2008, we capitalized $41.2 million of interest compared to $56.7 million for the year ended December 31, 2007. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties. We expect capitalized interest costs on these and other properties currently under development or redevelopment to decrease as rentable space at these properties are readied for their intended uses through 2009. Net of capitalized interest and the accretion of debt premium, interest expense increased $11.9 million to $39.6 million for the year ended December 31, 2008 compared to $27.7 million for the year ended December 31, 2007. We expect interest expense to continue to increase in 2009 as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, and also due to the adoption of a new accounting pronouncement on January 1, 2009, which will increase the amount of non-cash interest we recognize related to the exchangeable senior notes.

Loss on derivative instruments.  We have four forward starting swaps that were acquired to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed rate debt by April 30, 2009. Such fixed rate debt was generally expected to be issued in connection with a refinancing of our secured construction loan. The four forward starting swaps had an aggregate notional value of $450.0 million. At December 31, 2008, the hedging relationships for two of our four forward starting swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and we were required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008. Prospective changes in the fair-value of these two swaps will be recorded in the consolidated income statements through the date the swaps are settled. The loss on derivative instruments for the year ended December 31, 2008 also includes approximately $1.8 million of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt.

Gain on Extinguishment of Debt.  In November 2008, we repurchased approximately $46.8 million face value of our exchangeable senior notes for approximately $28.8 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $17.1 million (net of the write-off of approximately $858,000 in deferred loan fees), which is reflected in our consolidated statements of income.

Minority Interests.  Minority interests increased $380,000 to $2.1 million for the year ended December 31, 2008 compared to $2.5 million for the year ended December 31, 2007. The increase in minority interests was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership, partially offset by a net loss in minority interests in our consolidated partnerships for the year ended December 31, 2008, compared to net income in minority interests in our consolidated partnerships for the year ended December 31, 2007.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties, and corporate and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2007 or 2006), new properties (properties that were not owned for each of the full years ended December 31, 2007 and 2006 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2007	2006	2007	2006	2007	2006	2007	2006

Rental	$109,498	$107,395	$16,957	$21,944	$69,554	$35,176	$(13)	$(28)
Tenant recoveries	48,822	46,798	6,837	5,317	5,906	2,045	170	—
Other income	514	82	7,184	4	—	—	680	2

Total revenues	$158,834	$154,275	$30,978	$27,265	$75,460	$37,221	$837	$(26)

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

Tenant Recoveries.  Revenues from tenant reimbursements increased $7.5 million to $61.7 million for the year ended December 31, 2007 compared to $54.2 million for the year ended December 31, 2006. The increase was primarily due to acquisitions during 2006 and 2007 and redevelopment properties that were placed in service in 2007. Same property tenant recoveries increased $2.0 million, or 4.3%, for the year ended December 31, 2007 compared to the same period in 2006 primarily as a result of tenant recoveries for new leases in 2007, partially offset by a decrease in real estate tax expense at certain properties.

Other Income.  Other income was $8.4 million for the year ended December 31, 2007 compared to $88,000 for the year ended December 31, 2006. Other income for the year ended December 31, 2007 included $7.7 million of gains on early termination of leases and $739,000 of development fees earned from our PREI joint ventures.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2007	2006	2007	2006	2007	2006	2007	2006

Rental operations	$40,056	$37,360	$5,236	$2,596	$3,096	$671	$2,401	$(4)
Real estate taxes	13,417	15,288	2,896	3,494	4,040	1,594	—	—
Depreciation and amortization	43,465	44,233	10,446	11,929	18,291	8,901	—	—

Total expenses	$96,938	$96,881	$18,578	$18,019	$25,427	$11,166	$2,401	$(4)

Rental Operations Expense.  Rental operations expense increased $10.2 million to $50.8 million for the year ended December 31, 2007 compared to $40.6 million for the year ended December 31, 2006. The increase was primarily due to the inclusion of rental operations expense for acquired and redevelopment properties (net of amounts capitalized) during 2006 and 2007 and an increase in same property rental operations expense of $2.7 million, or 7.2%, for the year ended December 31, 2007 compared to 2006. The increase in same property rental operations expense is primarily due to the hiring of additional property management personnel and related expansion of our operations in 2006 and 2007 and increased operating expenses at certain properties.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense increased $7.1 million to $72.2 million for the year ended December 31, 2007 compared to $65.1 million for the year ended December 31, 2006. The increase was primarily due to the inclusion of depreciation and amortization expense for properties acquired in 2006 and 2007 and the acceleration of depreciation on assets related to an early lease termination in the amount of $1.6 million, which is included as a redevelopment property. The increase was partially offset by the cessation of depreciation on certain properties, or portions thereof, currently under redevelopment, and the full amortization of acquired intangible assets in 2007 and 2006 at certain properties.

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

Equity in Net (Loss)/Income of Unconsolidated Partnerships.  Equity in net (loss)/income of unconsolidated partnerships decreased $976,000 to a loss of ($893,000) for the year ended December 31, 2007 compared to income of $83,000 for the year ended December 31, 2006. The decrease was primarily due to our proportionate share of the losses generated by our PREI joint ventures since formation in April 2007, offset by our allocation of the net income in the McKellar Court partnership for the year ended December 31, 2007.

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

Minority Interests.  Minority interests increased $908,000 to ($2.5) million for the year ended December 31, 2007 compared to ($1.6) million for year ended December 31, 2006. The increase in minority interests was related to an increase in income before minority interests allocable to minority interests in our Operating Partnership and net income in minority interests in our consolidated partnerships for the year ended December 31, 2007 compared to net losses in minority interests in our consolidated partnerships for the year ended December 31, 2006.

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

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$115,046	$114,965	$101,588
Net cash used in investing activities	(218,661)	(409,301)	(1,339,463)
Net cash provided by financing activities	111,558	282,151	1,243,227
Ending cash and cash equivalents balance	21,422	13,479	25,664

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Net cash provided by operating activities was $115.0 million for the years ended December 31, 2008 and 2007. Net cash provided by operating activities increased primarily due to the increases in operating income before depreciation, amortization and gain on extinguishment of debt, and loss on derivative instruments, which was offset by changes in operating assets and liabilities.

Net cash used in investing activities decreased $190.6 million to $218.7 million for the year ended December 31, 2008 compared to $409.3 million for the year ended December 31, 2007. The decrease was primarily due to fewer property acquisitions, including those acquired through investments in unconsolidated partnerships, and an increase in proceeds from the sale of real estate assets, partially offset by investments in non-real estate assets (primarily related to our relocation to a new corporate headquarters).

Net cash provided by financing activities decreased $170.6 million to $111.6 million for the year ended December 31, 2008 compared to $282.2 million for the year ended December 31, 2007. The decrease primarily reflects reduced financing requirements due to reduced acquisition activity. Cash was generated from the sale of common stock during the year ended December 31, 2008 and was used principally to pay down our unsecured line of credit. In addition, cash from financing activities was provided by our unsecured line of credit and our secured construction loan during the year ended December 31, 2008.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Net cash provided by operating activities increased $13.4 million to $115.0 million for the year ended December 31, 2007 compared to $101.6 million for the year ended December 31, 2006. The increase was primarily due to the increases in operating income before depreciation and amortization, partially offset by changes in operating assets and liabilities.

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

Net cash provided by financing activities decreased $961.1 million to $282.2 million for the year ended December 31, 2007 compared to $1.2 billion for the year ended December 31, 2006. The decrease reflects reduced financing requirements due to reduced acquisition activity, as well as an increase in dividends paid to common and preferred stockholders. Cash generated from the sale of preferred stock during the year ended December 31, 2007 was used principally to pay down the unsecured line of credit. In addition, cash from financing activities was provided by our unsecured line of credit and our secured construction loan during the year ended December 31, 2007.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders, swap settlements, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding mortgage indebtedness, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions. Debt maturities through 2009 include our secured construction loan and the secured acquisition and interim loan facility held by our PREI joint ventures, in which we own a 20% interest and are responsible for 20% of the associated debt, with outstanding balances of $507.1 million and $364.1 million, respectively, as of December 31, 2008. The secured construction loan matures in November 2009, but we may extend the maturity date for one year through November 16, 2010 after satisfying certain conditions and payment of an extension fee. The secured acquisition and interim loan facility originally matured in April 2009, but a portion of the facility was refinanced on February 11, 2009, with a new maturity date of February 10, 2011. We also have four forward starting swaps that will require cash settlement on or before April 30, 2009. Based upon the fair-values of the forward starting swaps as of December 31, 2008, such cash settlement would require us to pay the counterparties approximately $34.3 million for the $150.0 million notional amount swap with a Strike Rate of 5.162%, $11.4 million for the $50.0 million notional amount swap with a Strike Rate of 5.167%, $22.9 million for the $100.0 million notional amount swap with a Strike Rate of 5.167% and $34.2 million for the $150.0 million notional amount swap with a Strike Rate of 5.152%, which total $102.9 million. However, the actual cash settlement amounts will depend on the values of the forward starting swaps at the dates they are settled and the actual cash settlement amounts may vary significantly from these amounts. See Note 12 to the consolidated financial statements for a discussion of the accounting for the forward starting swaps. If we are required to make cash payments to the counterparties under our forward starting swaps upon settlement, we plan to utilize a portion of our unsecured line of credit to finance those payments. However, given the current economic conditions, including, but not limited to, the credit crisis and related turmoil in the global financial system, one or more of our lenders under our unsecured line of credit may default on their obligations to make capital available to us. In addition, if that occurs, we may not be able to access alternative sources of liquidity needed to settle these forward starting swaps when required to do so.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development and redevelopment projects. In addition, the financial positions of the lenders under our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plans accordingly.

On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. The loan includes certain restrictions and covenants that limit, among other things, the incurrence of additional indebtedness and liens at our PREI joint ventures. In addition, our PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

We are presently in discussions with various financial institutions regarding the refinancing of our secured construction loan in an effort to complete a refinancing by June 30, 2009. Given current uncertainty in the credit markets there are no assurances that we will be able to complete a refinancing in this time frame. We believe we can refinance at least $400.0 million of the current loan balance with new fixed rate, term debt in either a single transaction or a series of transactions. We may be required to refinance amounts in excess of $400.0 million, which could require us to obtain other secured or unsecured financing, draw on our unsecured line of credit or both to fund the excess. Although we are making efforts to complete a refinancing by June 30, 2009, the loan does not mature until November 2009. Further, we may extend the maturity date for one year through November 16, 2010 after satisfying certain conditions and payment of an extension fee.

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

On April 22, 2008, we completed the issuance of 6,129,000 shares of common stock, including the exercise of an over-allotment option of 429,000 shares, resulting in net proceeds of approximately $149.6 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds to us were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for other general corporate and working capital purposes.

On October 3, 2008, we sold a portion of the parking spaces at our Center for Life Science | Boston garage for approximately $28.8 million pursuant to an agreement we assumed in connection with the acquisition of the property in November 2006.

On October 6, 2008, we completed the issuance of 8,625,000 shares of common stock, including the exercise of an over-allotment option of 1,125,000 shares, resulting in net proceeds of approximately $212.4 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds to us were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for other general corporate and working capital purposes.

In November 2008, we completed the repurchase of approximately $46.8 million face value of our exchangeable senior notes for approximately $28.8 million.

Our total capitalization at December 31, 2008 was approximately $2.6 billion and was comprised of the following:

		Aggregate
		Principal
	Shares/Units	Amount or
	at December 31,	Dollar Value	Percent of Total
	2008	Equivalent	Capitalization
	(In thousands)

Debt:
Mortgage notes payable(1)		$353,161	13.7%
Secured construction loan		507,128	19.8%
Secured term loan		250,000	9.8%
Exchangeable notes		128,250	5.0%
Unsecured line of credit		108,767	4.2%

Total debt		1,347,306	52.5%
Equity:
Common shares outstanding(2)	80,757,421	946,477	36.9%
7.375% Series A Preferred shares outstanding(3)	9,200,000	230,000	9.0%
Operating partnership units outstanding(4)	2,795,364	32,762	1.3%
LTIP units outstanding(4)	640,150	7,503	0.3%

Total equity		1,216,742	47.5%

Total capitalization		$2,564,048	100.0%

(1)	Amount includes debt premiums of $8.8 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Based on the market closing price of our common stock of $11.72 per share on the last trading day of the year (December 31, 2008).

(3)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(4)	Our partnership and LTIP units are each individually convertible into one share of common stock at the market closing price of our common stock of $11.72 per share on the last trading day of the year (December 31, 2008).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At December 31, 2008, the ratio of debt to total asset book value was approximately 41.8%. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.

Our second amended and restated unsecured credit agreement provides for a borrowing capacity on our unsecured line of credit of $600.0 million with a maturity date of August 1, 2011. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. We have deferred the loan costs associated with the amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original unsecured line of credit over the remaining term. At December 31, 2008, we had $108.8 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 2.4% on the unhedged portion of the outstanding debt of approximately $73.8 million.

Our first amended and restated $250.0 million secured term loan agreement has a maturity date of August 1, 2012 and bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points and (b) the federal funds rate then in effect plus 75 basis points. The secured term loan was secured by our interests in twelve of our properties as of December 31, 2008, and was also secured by our interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At December 31, 2008, we had $250.0 million in outstanding borrowings on our secured term loan.

The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. We believe that we were in compliance with the covenants as of December 31, 2008.

A summary of our outstanding consolidated mortgage notes payable as of December 31, 2008 and 2007 is as follows (in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2008	2007	Maturity Date

Ardentech Court	7.25%	5.06%	$4,464	$4,564	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	14,923	15,335	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,384	11,508	January 1, 2011
Eisenhower Road	5.80%	4.63%	—	2,113	May 5, 2008
40 Erie Street	7.34%	4.90%	—	17,625	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	67,810	69,437	December 1, 2018
Lucent Drive	5.50%	5.50%	5,341	5,543	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,084	9,336	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,694	6,785	September 1, 2012
Road to the Cure	6.70%	5.78%	15,200	15,427	January 31, 2014
Science Center Drive	7.65%	5.04%	11,148	11,301	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,184	29,986	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	20,749	21,323	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,357	1,509	May 1, 2015

			344,338	368,792
Unamortized premiums			8,823	10,888

			$353,161	$379,680

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

As of December 31, 2008, principal payments due for our indebtedness (mortgage notes payable excluding debt premium of $8.8 million, secured term loan, secured construction loan, the exchangeable senior notes, and unsecured line of credit, excluding our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2009	$512,154
2010	47,446
2011	134,988
2012	291,421
2013	4,862
Thereafter(1)	347,612

$1,338,483

(1)	Includes $128.3 million in principal payments of the exchangeable senior notes based on a contractual maturity date of October 1, 2026.

We are a party to three interest rate swaps, which hedge the risk of increase in interest rates on our variable rate debt. In addition, in connection with entering into the acquisition and construction loan secured by our Center for Life Science | Boston property, we entered into four forward starting swap agreements, which had the effect of fixing the interest rate on the long-term debt that was expected to replace the secured construction loan. We record all derivatives on the balance sheet at fair-value. The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, we have historically accounted for all of our interest rate swap agreements as cash flow hedges, and we have not used derivatives for trading or speculative purposes.

As of December 31, 2008, we had four forward starting swaps, with a total notional value of $450.0 million, that were acquired to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed rate debt by April 30, 2009. The forward starting swaps are carried on the accompanying consolidated balance sheets at fair-value, based on the net present value of the expected future cash flows on the swaps. At maturity (mandatory settlement date of April 30, 2009, if not previously settled), we will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing. Based upon the fair-values of the forward starting swaps as of December 31, 2008, we would be required to pay the counterparties approximately $102.9 million. The actual cash settlement amounts will depend on the values of the forward starting swaps at the dates they are settled and the actual cash settlement amounts may vary significantly from this amount. No initial net investment was made to enter into these agreements.

At December 31, 2008, the hedging relationships for two of the forward starting swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and we were required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008 and the two forward starting swaps are no longer designated as cash flow hedges. Prospective changes in the fair-value of these two swaps will be recorded in the consolidated income statements through the date the swaps are settled.

As of December 31, 2008, we also had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date we either (1) receive the difference between the Strike Rate and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges our secured term loan. Each of the remaining two interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our secured construction loan. No initial investment was made to enter into the interest rate swap agreements.

For the year ended December 31, 2008, approximately $1.8 million of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate swaps and related debt was recognized in loss on derivative instruments. For the years ended December 31, 2007, and 2006 an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates of the interest rate swaps and related debt was recognized in interest expense. If we are unable to complete the refinancing of our secured construction loan by June 30, 2009 or we complete the refinancing by June 30, 2009 but in an amount less than the $300.0 million in notional value associated with the remaining two forward starting swaps designated as cash flow hedges, additional ineffectiveness may occur. The amount of ineffectiveness that we would be required to record will depend on the value of the swaps, the timing of the settlement of the swaps, the amount of debt refinanced and the timing of the refinancing. It is possible that we could be required to recognize an additional material amount of ineffectiveness related to the forward starting swaps.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings when the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (a) an increase to interest expense of $7.1 million and (b) a loss on derivative instruments of $19.9 million for the year ended December 31, 2008. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized gains and losses from accumulated other comprehensive loss as a reduction to interest expense of $3.1 million and $2.3 million for the years ended December 31, 2007, and 2006, respectively. In addition, for the year ended December 31, 2008, approximately $5.1 million of settlement payments relating to our interest rate swaps were deferred in accumulated other comprehensive loss related to our Center for Life Science | Boston, Pacific Research Center, and other properties that had been or are currently under development or redevelopment. During 2009, we estimate that an additional $17.1 million will be reclassified as an increase to interest expense.

The following table provides information with respect to our contractual obligations at December 31, 2008, including maturities and scheduled principal repayments, but excluding related debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2008.

Obligation	2009	2010-2011	2012-2013	Thereafter	Total
	(In thousands)

Mortgage notes payable(1)	$5,026	$73,667	$46,283	$219,362	$344,338
Secured term loan	—	—	250,000	—	250,000
Secured construction loan(2)	507,128	—	—	—	507,128
Exchangeable senior notes	—	—	—	128,250	128,250
Unsecured line of credit(3)	—	108,767	—	—	108,767
Share of debt of unconsolidated partnerships(4)	72,844	30,848	—	—	103,692
Interest payments on debt obligations(5)	47,738	68,689	45,325	113,015	274,767
Construction projects(6)	29,487	—	—	—	29,487
Tenant obligations(7)	109,075	3,838	—	—	112,913
Lease commissions	1,728	894	—	—	2,622
Forward starting swaps(8)	102,873	—	—	—	102,873

Total	$875,899	$286,703	$341,608	$460,627	$1,964,837

(1)	Balance excludes $8.8 million of unamortized debt premium.

(2)	The secured construction loan matures on November 16, 2009, but we may extend the maturity date to November 16, 2010 after satisfying certain conditions and paying an additional fee.

(3)	The unsecured line of credit matures on August 1, 2011, but we may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(4)	The maturity date of the secured acquisition and interim loan held by our PREI joint ventures was extended by one year to April 3, 2009 in February 2008 (a portion of the secured acquisition and interim loan facility was refinanced on February 11, 2009, with a new maturity date of February 10, 2011).

(5)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2008, excluding the effect of the interest rate swaps on the underlying debt.

(6)	Balance includes our proportionate share of the remaining construction project obligations of PREI I LLC.

(7)	Committed tenant-related obligations based on executed leases as of December 31, 2008.

(8)	Balance based upon the fair-values of the forward starting swaps as of December 31, 2008, which would require us to pay the counterparties approximately $102.9 million by the mandatory settlement date of April 30, 2009. However, the actual cash settlement amounts will depend on the values of the forward starting swaps at the dates they are settled and the actual cash settlement amounts may vary significantly from these amounts.

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

Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the years ended December 31, 2008 and 2007 (in thousands, except share data) was as follows:

	Year Ended December 31,
	2008	2007

Net income available to common stockholders	$47,934	$55,665
Adjustments:
Minority interests in operating partnership	2,086	2,486
Gain on sale of real estate assets	—	(1,087)
Depreciation and amortization — unconsolidated partnerships	2,100	1,139
Depreciation and amortization — consolidated entities-discontinued operations	—	228
Depreciation and amortization — consolidated entities-continuing operations	84,227	72,202
Depreciation and amortization — allocable to minority interest of consolidated joint ventures	(40)	(285)

Funds from operations available to common shares and partnership and LTIP units	$136,307	$130,348

Funds from operations per share — diluted	$1.82	$1.91

Weighted-average common shares outstanding — diluted	74,831,483	68,269,985

Off Balance Sheet Arrangements

As of December 31, 2008, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 10 in the accompanying consolidated financial statements).

The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $16.2 million and $16.5 million and the liabilities were $10.6 million and $10.8 million at December 31, 2008 and 2007, respectively. Our equity in net income of the McKellar Court partnership was $82,000, $86,000 and $83,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $614.2 million and $540.3 million and the liabilities were $532.1 million and $450.1 million at December 31, 2008, and 2007, respectively. Our equity in net loss of the PREI joint ventures was $1.3 million and $988,000 for the years ended December 31, 2008 and 2007, respectively.

We are the primary beneficiary in one other variable interest entity, which we consolidate and which is reflected in our consolidated financial statements.

Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	December 31,
Name	Percentage	Rate(2)	2008	2007	Maturity Date

PREI I LLC and PREI II LLC(3)	20%	2.19%	$72,811	$83,285	April 3, 2009
PREI I LLC(4)	20%	4.19%	28,706	—	August 13, 2010
McKellar Court(5)	21%	4.63%	2,175	2,203	January 1, 2010

Total			$103,692	$85,488

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2008, including the effect of interest rate swaps.

(3)	Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 10 in the accompanying consolidated financial statements). The remaining balance is being utilized to fund future construction costs at certain properties currently under development. On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

(4)	Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 13, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance is being utilized to fund construction costs at the property.

(5)	Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $106,000 of unamortized debt premium).

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

As of December 31, 2008, our consolidated debt consisted of the following (dollars in thousands):

			Effective
			Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	12/31/08

Fixed interest rate(2)	$481,411	35.7%	5.24%
Variable interest rate(3)	865,895	64.3%	3.62%

Total/weighted-average effective interest rate	$1,347,306	100.0%	4.19%

(1)	Principal balance includes only consolidated indebtedness.

(2)	Includes 13 mortgage notes payable secured by certain of our properties (including $8.8 million of unamortized premium) and our exchangeable senior notes.

(3)	Includes our unsecured line of credit, secured term loan, and secured construction loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at a weighted average interest rate of 4.7% (excluding applicable credit spreads for the underlying debt). We have entered into an interest rate swap agreement that effectively fixes the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% (including the credit spread for the $250.0 million secured term loan) until the interest rate swap expires in 2010. We have also entered into two forward starting swap agreements designated as cash flow hedges, which will have the effect of fixing the interest rate on $300.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%.

To determine the fair-value of our outstanding indebtedness, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At December 31, 2008, the fair-value of the fixed-rate debt was estimated to be $433.9 million compared to the net carrying value of $481.4 million (includes $8.9 million of debt premium with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of December 31, 2008 in relation to total assets of $3.2 billion and equity market capitalization of $1.2 billion of our common stock, operating partnership and LTIP units, and preferred stock.

Based on the outstanding unhedged balances of our unsecured line of credit, secured construction loan, secured term loan, and our proportionate share of the outstanding balance for the PREI joint ventures’ secured acquisition and interim loan facility and secured construction loan at December 31, 2008, a 1% change in interest rates would change our interest costs by approximately $5.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive (loss)/income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III of the Company. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

San Diego, California
February 12, 2009

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007

ASSETS
Investments in real estate, net	$2,957,735	$2,805,983
Investment in unconsolidated partnerships	18,173	22,588
Cash and cash equivalents	21,422	13,479
Restricted cash	7,877	8,867
Accounts receivable, net	9,417	4,457
Accrued straight-line rents, net	58,138	36,415
Acquired above-market leases, net	4,329	5,745
Deferred leasing costs, net	101,519	116,491
Deferred loan costs, net	9,933	15,567
Other assets	38,256	27,676

Total assets	$3,226,799	$3,057,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage notes payable, net	$353,161	$379,680
Secured construction loan	507,128	425,160
Secured term loan	250,000	250,000
Exchangeable senior notes	128,250	175,000
Unsecured line of credit	108,767	270,947
Security deposits	7,623	7,090
Dividends and distributions payable	32,445	25,596
Accounts payable, accrued expenses and other liabilities	66,821	74,103
Derivative instruments	126,091	21,768
Acquired below-market leases, net	17,286	23,708

Total liabilities	1,597,572	1,653,052
Minority interests	12,381	17,280
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at December 31, 2008 and 2007	222,413	222,413
Common stock, $.01 par value, 100,000,000 shares authorized, 80,757,421 and 65,571,304 shares issued and outstanding at December 31, 2008 and 2007, respectively	808	656
Additional paid-in capital	1,647,039	1,277,770
Accumulated other comprehensive loss	(112,126)	(21,762)
Dividends in excess of earnings	(141,288)	(92,141)

Total stockholders’ equity	1,616,846	1,386,936

Total liabilities and stockholders’ equity	$3,226,799	$3,057,268

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Rental	$227,464	$195,996	$164,487
Tenant recoveries	72,166	61,735	54,160
Other income	2,343	8,378	88

Total revenues	301,973	266,109	218,735

Expenses:
Rental operations	61,600	50,789	40,623
Real estate taxes	23,129	20,353	20,376
Depreciation and amortization	84,227	72,202	65,063
General and administrative	22,834	21,870	18,085

Total expenses	191,790	165,214	144,147

Income from operations	110,183	100,895	74,588
Equity in net (loss)/income of unconsolidated partnerships	(1,200)	(893)	83
Interest income	485	990	1,102
Interest expense	(39,612)	(27,654)	(40,672)
Loss on derivative instruments	(19,948)	—	—
Gain on extinguishment of debt	17,066	—	—

Income from continuing operations before minority interests	66,974	73,338	35,101
Minority interests in continuing operations of consolidated partnerships	9	(45)	137
Minority interests in continuing operations of operating partnership	(2,086)	(2,412)	(1,670)

Income from continuing operations	64,897	70,881	33,568

Income from discontinued operations before gain on sale of assets and minority interests	—	639	1,542
Gain on sale of real estate assets	—	1,087	—
Minority interests attributable to discontinued operations	—	(74)	(77)

Income from discontinued operations	—	1,652	1,465

Net income	64,897	72,533	35,033
Preferred stock dividends	(16,963)	(16,868)	—

Net income available to common stockholders	$47,934	$55,665	$35,033

Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.67	$0.83	$0.60

Income from discontinued operations per share:
Basic earnings per share	$—	$0.02	$0.03

Diluted earnings per share	$—	$0.02	$0.02

Net income per share available to common stockholders:
Basic earnings per share	$0.67	$0.85	$0.63

Diluted earnings per share	$0.67	$0.85	$0.62

Weighted-average common shares outstanding:
Basic	71,684,244	65,302,794	55,928,595

Diluted	74,831,483	68,269,985	59,018,004

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Series A			Additional	Other	Dividends in
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Total

Balance at December 31, 2005	$—	46,634,432	$466	$757,591	$5,922	$(33,504)	$730,475
Net proceeds from sale of common stock	—	18,428,750	184	506,587	—	—	506,771
Net proceeds from exercise of warrant	—	270,000	3	4,047	—	—	4,050
Net issuances of unvested restricted common stock	—	92,416	1	(1)	—	—	—
Vesting of share-based awards	—	—	—	4,019	—	—	4,019
Common stock dividends	—	—	—	—	—	(68,130)	(68,130)
Net income	—	—	—	—	—	35,033	35,033
Unrealized gain on derivative instruments	—	—	—	—	2,495	—	2,495

Balance at December 31, 2006	—	65,425,598	654	1,272,243	8,417	(66,601)	1,214,713
Net proceeds from sale of preferred stock	222,413	—	—	—	—	—	222,413
Net issuances of unvested restricted common stock	—	145,706	2	(2)	—	—	—
Vesting of share-based awards	—	—	—	5,529	—	—	5,529
Common stock dividends	—	—	—	—	—	(81,205)	(81,205)
Net income	—	—	—	—	—	72,533	72,533
Preferred stock dividends	—	—	—	—	—	(16,868)	(16,868)
Unrealized loss on derivative instruments	—	—	—	—	(30,179)	—	(30,179)

Balance at December 31, 2007	222,413	65,571,304	656	1,277,770	(21,762)	(92,141)	1,386,936
Net proceeds from sale of common stock	—	14,754,000	147	361,983	—	—	362,130
Net issuances of unvested restricted common stock	—	363,917	4	(4)	—	—	—
Conversion of operating partnership units to common stock	—	68,200	1	485	—	—	486
Vesting of share-based awards	—	—	—	6,805	—	—	6,805
Common stock dividends	—	—	—	—	—	(97,081)	(97,081)
Net income	—	—	—	—	—	64,897	64,897
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)
Unrealized loss on derivative instruments	—	—	—	—	(90,364)	—	(90,364)

Balance at December 31, 2008	$222,413	80,757,421	$808	$1,647,039	$(112,126)	$(141,288)	$1,616,846

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$64,897	$72,533	$35,033
Preferred stock dividends	(16,963)	(16,868)	—

Net income available to common stockholders	47,934	55,665	$35,033
Other comprehensive (loss)/income:
Unrealized (loss)/gain on derivative instruments	(104,322)	(30,179)	2,495
Reclassification of unrealized losses on derivative instruments	18,167	—	—
Ineffectiveness on derivative instruments	1,781	—	—
Equity in other comprehensive loss of unconsolidated partnerships	(917)	—	—
Deferred settlement payments derivative instruments, net	(5,073)	—	—

Comprehensive (loss)/income	$(42,430)	$25,486	$37,528

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$64,897	$72,533	$35,033
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	—	(1,087)	—
Gain on extinguishment of debt	(17,066)	—	—
Depreciation and amortization	84,227	72,429	65,610
Minority interests in consolidated partnerships	(9)	45	(137)
Minority interests in operating partnership	2,086	2,486	1,747
Allowance for doubtful accounts	796	232	193
Revenue reduction attributable to acquired above-market leases	1,416	2,451	2,471
Revenue recognized related to acquired below-market leases	(6,422)	(5,859)	(4,811)
Revenue reduction attributable to lease incentives	2,006	205	—
Compensation expense related to restricted common stock and LTIP units	6,106	6,229	4,019
Amortization of deferred loan costs	4,107	3,195	1,925
Amortization of debt premium on mortgage notes payable	(1,343)	(827)	(2,148)
Loss/(income) from unconsolidated partnerships	1,200	893	(83)
Distributions representing a return on capital received from unconsolidated partnerships	687	357	130
Distributions to minority interest in consolidated partnerships	—	(108)	—
Loss on derivative instruments	19,948	—	—
Changes in operating assets and liabilities:
Restricted cash	990	(2,441)	(939)
Accounts receivable	(5,319)	1,296	3,695
Accrued straight-line rents	(22,160)	(15,969)	(11,715)
Deferred leasing costs	(11,514)	(9,664)	(3,070)
Other assets	(4,943)	(2,314)	(3,567)
Security deposits	533	(587)	79
Accounts payable, accrued expenses and other liabilities	(5,177)	(8,530)	13,156

Net cash provided by operating activities	115,046	114,965	101,588

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(243,691)	(394,504)	(1,340,204)
Purchases of interests in unconsolidated partnerships	—	(21,402)	—
Proceeds from sale of real estate assets, net of selling costs	28,800	19,389	—
Distributions representing a return of capital received from unconsolidated partnerships	1,373	—	—
Minority interest investment in consolidated partnerships	239	205	449
Receipts of master lease payments	373	928	726
Security deposits received from prior owners of rental properties	—	—	720
Funds held in escrow for acquisitions	—	(12,900)	—
Additions to non-real estate assets	(5,755)	(1,017)	(1,154)

Net cash used in investing activities	(218,661)	(409,301)	(1,339,463)

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Financing activities:
Proceeds from common stock offerings	371,310	—	528,783
Proceeds from exercise of stock warrant	—	—	4,050
Proceeds from preferred stock offering	—	230,000	—
Payment of common stock offering costs	(9,180)	—	(21,989)
Payment of preferred stock offering costs	—	(7,587)	—
Payment of deferred loan costs	(143)	(3,856)	(14,675)
Unsecured line of credit proceeds	199,750	286,237	620,476
Unsecured line of credit repayments	(361,930)	(243,455)	(409,311)
Secured bridge loan proceeds	—	—	150,000
Secured bridge loan payments	—	—	(150,000)
Exchangeable senior notes proceeds	—	—	175,000
Exchangeable senior notes repayments	(28,826)	—	—
Secured construction loan proceeds	81,968	138,805	286,355
Mortgage notes proceeds	—	—	147,000
Principal payments on mortgage notes payable	(24,454)	(21,579)	(5,401)
Tenant improvement loan	—	—	(2,000)
Deferred settlement payments on derivative instruments, net	(5,073)	—	—
Distributions to operating partnership unit and LTIP unit holders	(4,547)	(3,936)	(3,312)
Dividends paid to common stockholders	(90,354)	(79,851)	(61,749)
Dividends paid to preferred stockholders	(16,963)	(12,627)	—

Net cash provided by financing activities	111,558	282,151	1,243,227

Net increase/(decrease) in cash and cash equivalents	7,943	(12,185)	5,352
Cash and cash equivalents at beginning of year	13,479	25,664	20,312

Cash and cash equivalents at end of year	$21,422	$13,479	$25,664

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $41,243, $56,699, and $7,614, respectively)	$40,691	$25,154	$33,965
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	27,053	20,326	18,973
Accrual for preferred stock dividends declared	4,241	4,241	—
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,151	1,029	874
Mortgage loans assumed (includes premium of $11,312 in 2006)	—	—	18,460
Accrued additions to real estate and related intangible assets	37,828	46,783	29,680

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s investments in partnerships or limited liability companies was impaired as of and through December 31, 2008.

Investments in Real Estate

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consists of the following (in thousands):

	December 31,
	2008	2007

Land	$347,878	$236,263
Land under development	69,529	181,165
Buildings and improvements	2,102,924	1,477,883
Construction in progress	437,675	948,107
Tenant improvements	161,839	67,009

	3,119,845	2,910,427
Accumulated depreciation	(162,110)	(104,444)

	$2,957,735	$2,805,983

Certain amounts included in investment in real estate, net at December 31, 2007 have been reclassified in order to more accurately reflect assets that were undergoing development or redevelopment activities. Approximately $275.1 million was reclassified from land or buildings and improvements to land under development or construction in progress in order to conform to the current year presentation.

On October 3, 2008, a portion of the parking spaces at the garage located on the Company’s Center for Life Science | Boston property was sold for approximately $28.8 million pursuant to an agreement assumed by the

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in connection with its acquisition of the property in November 2006. The carrying value of the garage allocable to the portion that was sold was approximately $28.8 million.

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

Costs incurred in connection with the acquisition, development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2008, 2007, and 2006 were $41.2 million, $56.7 million, and $7.6 million, respectively. Capitalized costs associated with unsuccessful acquisitions are charged to expense when an acquisition is no longer considered probable.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through December 31, 2008, no assets have been identified as impaired and no such impairment losses have been recognized.

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

Deferred Leasing Costs

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to sixteen years as of December 31, 2008. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2008 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2008	Amortization	Net

Acquired in-place leases	$168,390	$(92,072)	$76,318
Acquired management agreements	12,921	(8,602)	4,319
Deferred leasing and other direct costs	26,364	(5,482)	20,882

	$207,675	$(106,156)	$101,519

Deferred leasing costs, net at December 31, 2007 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2007	Amortization	Net

Acquired in-place leases	$167,664	$(71,412)	$96,252
Acquired management agreements	12,921	(6,603)	6,318
Deferred leasing and other direct costs	15,541	(1,620)	13,921

	$196,126	$(79,635)	$116,491

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense during the next five years for deferred leasing costs at December 31, 2008 was as follows (in thousands):

2009	$21,546
2010	14,654
2011	11,114
2012	10,014
2013	8,649
Thereafter	35,542

$101,519

Deferred Loan Costs

External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs are removed from the books upon maturity of the debt. The balance is net of $16.8 million and $11.0 million of accumulated amortization at December 31, 2008 and 2007, respectively.

Revenue Recognition

The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the lessee is the owner, for accounting purposes, of the tenant improvements. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce revenue recognized on a straight-line basis over the remaining non-cancelable term of the respective lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on the Company’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

The impact of the straight-line rent adjustment increased revenue for the Company by $22.2 million, $16.5 million (including discontinued operations), and $11.7 million for the years ended December 31, 2008, 2007, and 2006, respectively. Additionally, the impact of the amortization of acquired above-market leases, acquired below-market leases, and lease incentives increased rental revenues by $3.0 million, $3.2 million, and $2.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2008 were as follows (in thousands):

2009	$241,199
2010	245,162
2011	236,269
2012	231,442
2013	222,872
Thereafter	1,774,297

$2,951,241

Acquired above-market leases, net consisted of the following (in thousands):

	December 31,
	2008	2007

Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(8,400)	(6,984)

	$4,329	$5,745

Acquired below-market leases, net consisted of the following (in thousands):

	December 31,
	2008	2007

Acquired below-market leases	$37,961	$37,961
Accumulated amortization	(20,675)	(14,253)

	$17,286	$23,708

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease incentives, net included in other assets consisted of the following (in thousands):

	December 31,
	2008	2007

Lease incentives	$11,698	$2,361
Accumulated amortization	(2,211)	(205)

	$9,487	$2,156

The estimated amortization during the next five years for acquired above- and below-market leases and lease incentives at December 31, 2008 was as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Amortization of:
Acquired above-market leases	$(1,282)	$(1,222)	$(581)	$(314)	$(282)	$(648)	$(4,329)
Acquired below-market leases	5,065	4,011	1,463	1,463	1,220	4,064	17,286
Lease incentive	(1,264)	(1,264)	(1,264)	(1,152)	(1,078)	(3,465)	(9,487)

Net rental revenues — increase/(decrease)	$2,519	$1,525	$(382)	$(3)	$(140)	$(49)	$3,470

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

Lease termination fees are recognized when the related leases are canceled, collectability is assured, and we have no continuing obligation to provide space to former tenants. A gain on early termination of leases of $7.7 million for the year ended December 31, 2007 is included in other income on the consolidated statements of income. Approximately $4.8 million of the gain on early termination of a lease was recognized in 2007 as it did not meet revenue recognition criteria in 2006 due to the execution of the lease termination agreement on January 1, 2007. However, certain intangible assets related to the lease were fully amortized as of December 31, 2006. Lease commissions and other intangible assets related to early lease terminations in the amount of $3.1 million, $1.6 million, and $947,000 were fully amortized in the years ended December 31, 2008, 2007, and 2006, respectively.

Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income in accordance with EITF 85-27, Recognition of Receipts from Made-Up Rental Shortfalls. Receipts under these master lease agreements totaled $373,000, $928,000, and $726,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. We may also maintain an allowance for accrued straight-line rents. The computation of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $796,000, $232,000, and $193,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company’s allowance for doubtful accounts was $665,000 and $1.5 million as of December 31, 2008 and 2007, respectively. Included in the allowance for

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts for the year ended December 31, 2007 was $1.0 million related to master lease payments not expected to be collected.

Share-Based Payments

SFAS No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the year ended December 31, 2008, the Company only awarded restricted stock and LTIP unit grants under its incentive award plan (see Note 9), which are valued based on the market value of the underlying common stock, and did not grant any stock options.

Assets and Liabilities Measured at Fair-Value

On January 1, 2008, the Company adopted SFAS 157, which defines fair-value, establishes a framework for measuring fair-value, and expands disclosures about fair-value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the standard does not require any new fair-value measurements of reported balances. As of December 31, 2008, the Company has applied the provisions of SFAS 157 to the valuation of its interest rate swaps, which are the only financial instruments measured at fair-value on a recurring basis.

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 12).

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2008.

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest related cash flows from forecasted issuances of debt (see Notes 6 and 12). The Company formally documents the hedging relationships for all derivative instruments, the Company has historically accounted for all of its interest rate swap agreements as cash flow hedges, and the Company has not used derivatives for trading or speculative purposes. At December 31, 2008, the hedging relationships for two of four forward starting swaps were no longer considered highly effective and the Company was required to prospectively discontinue hedge accounting for these two swaps under SFAS 133 (see Note 12).

Equity Offering Costs

Underwriting commissions and offering costs are reflected as a reduction of proceeds.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The income tax treatment for dividends was as follows (unaudited):

	For the Year Ended December 31,
	2008		2007		2006
	Per Share	%	Per Share	%	Per Share	%

Common stock:
Ordinary income	$1.09	82.58%	$0.98	80.52%	$1.06	99.07%
Capital gain	—	0.00%	0.02	1.38%	—	0.00%
Return of capital	0.23	17.42%	0.22	18.10%	0.01	0.93%

Total	$1.32	100.00%	$1.22	100.00%	$1.07	100.00%

Preferred stock:
Ordinary income	$1.84	100.00%	$1.35	98.54%	$—	0.00%
Capital gain	—	0.00%	0.02	1.46%	—	0.00%
Return of capital	—	0.00%	—	0.00%	—	0.00%

Total	$1.84	100.00%	$1.37	100.00%	$—	0.00%

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

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants, terminal values and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below-market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property. These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from the original estimate, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

Segment Information

The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one reporting segment under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Minority Interests

Minority interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain limited partners of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. The value of the Units not owned by the Company, had such units been redeemed at December 31, 2008, was approximately $35.7 million based on the average closing price of the Company’s common stock of $10.38 per share for the ten consecutive trading days immediately preceding December 31, 2008.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vested ownership interests in the Operating Partnership were as follows:

	For the Year Ended December 31,
	2008		2007
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total

BioMed Realty Trust	80,208,533	96.3%	65,308,702	95.7%
Minority interest consisting of:
Partnership and LTIP units held by employees and related parties	2,961,369	3.5%	2,726,172	4.0%
Partnership units held by third parties	122,192	0.2%	190,392	0.3%

Total	83,292,094	100.0%	68,225,266	100.0%

The accompanying consolidated financial statements include investments in one variable interest entity in which the Company is considered to be the primary beneficiary under FIN 46R. As of December 31, 2008, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this partnership not owned by the Company are classified as minority interest on the consolidated balance sheets as of December 31, 2008. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.

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

During the year ended December 31, 2008, the Company issued restricted common stock awards to employees and to the members of its board of directors totaling 379,061 shares and 10,000 shares, respectively (25,144 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 7). During the year ended December 31, 2008, the Company also issued 185,434 LTIP units to employees, which are included in the total of common stock outstanding as of the period end (see Note 7).

On April 22, 2008, the Company completed the issuance of 6,129,000 shares of common stock, including the exercise of an over-allotment option of 429,000 shares, resulting in net proceeds of approximately $149.6 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for other general corporate and working capital purposes.

On October 6, 2008, the Company completed the issuance of 8,625,000 shares of common stock, including the exercise of an over-allotment option of 1,125,000 shares, resulting in net proceeds of approximately $212.4 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on the unsecured line of credit and for other general corporate and working capital purposes.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through December 31, 2008, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.

Common Stock, Partnership Units and LTIP Units

As of December 31, 2008, the Company had outstanding 80,757,421 shares of common stock and 2,795,364 and 640,150 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed in Note 3 and the LTIP units are discussed in Notes 3 and 9.

7.375% Series A Cumulative Redeemable Preferred Stock

As of December 31, 2008, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends and Distributions

The following table lists the dividends and distributions made by the Company and the Operating Partnership during the year ended December 31, 2008:

				Dividend and
		Amount Per		Distribution	Dividend and
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Distribution Amount
					(In thousands)

March 14, 2008	Common stock and partnership and LTIP units	$0.33500	January 1, 2008 to March 31, 2008	April 15, 2008	$23,145
March 14, 2008	Series A preferred stock	$0.46094	January 16, 2008 to April 15, 2008	April 15, 2008	$4,240
June 16, 2008	Common stock and partnership and LTIP units	$0.33500	April 1, 2008 to June 30, 2008	July 15, 2008	$25,200
June 16, 2008	Series A preferred stock	$0.46094	April 16, 2008 to July 15, 2008	July 15, 2008	$4,241
September 15, 2008	Common stock and partnership and LTIP units	$0.33500	July 1, 2008 to September 30, 2008	October 15, 2008	$25,200
September 15, 2008	Series A preferred stock	$0.46094	July 16, 2008 to October 15, 2008	October 15, 2008	$4,241
December 15, 2008	Common stock and partnership and LTIP units	$0.33500	October 1, 2008 to December 31, 2008	January 15, 2009	$28,204
December 15, 2008	Series A preferred stock	$0.46094	October 16, 2008 to January 15, 2009	January 15, 2009	$4,241

Total 2008 dividends and distributions declared through December 31, 2008:

Common stock, partnership units, and LTIP units	$101,749
Series A preferred stock	16,963

$118,712

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Mortgage Notes Payable

A summary of the Company’s outstanding consolidated mortgage notes payable as of December 31, 2008 and 2007 was as follows (principal balance in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2008	2007	Maturity Date

Ardentech Court	7.25%	5.06%	$4,464	$4,564	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	14,923	15,335	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,384	11,508	January 1, 2011
Eisenhower Road	5.80%	4.63%	—	2,113	May 5, 2008
40 Erie Street	7.34%	4.90%	—	17,625	August 1, 2008
500 Kendall Street (Kendall D)	6.38%	5.45%	67,810	69,437	December 1, 2018
Lucent Drive	5.50%	5.50%	5,341	5,543	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,084	9,336	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,694	6,785	September 1, 2012
Road to the Cure	6.70%	5.78%	15,200	15,427	January 31, 2014
Science Center Drive	7.65%	5.04%	11,148	11,301	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	29,184	29,986	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	20,749	21,323	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,357	1,509	May 1, 2015

			344,338	368,792
Unamortized premiums			8,823	10,888

			$353,161	$379,680

The net carrying value of properties (investments in real estate) secured by our mortgage notes payable was $572.6 million and $641.1 million at December 31, 2008 and 2007, respectively.

Premiums were recorded upon assumption of the mortgage notes payable at the time of related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

The Company intends to repay any principal and accrued interest due in 2009 through the use of cash from operations or borrowings from its unsecured line of credit.

6.	Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments

Unsecured Line of Credit

The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders was amended on August 1, 2007 to increase the borrowing capacity from $500.0 million to $600.0 million and extend the maturity date to August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At December 31, 2008, the Company had $108.8 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 2.4% on the unhedged portion of the outstanding debt of approximately $73.8 million.

Secured Term Loan

The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in twelve of its properties, was amended on August 1, 2007 and has a new maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At December 31, 2008, the Company had $250.0 million in outstanding borrowings on its secured term loan, with an interest rate of 3.1% (excluding the effect of interest rate swaps).

The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2008.

Exchangeable Senior Notes

On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for 2008 resulted in an increase in the exchange rate to 26.8135 effective as of December 29, 2008, the Company’s ex dividend date. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

In November 2008, the Company completed the repurchase of approximately $46.8 million face value of the Notes for approximately $28.8 million. The repurchase of the Notes resulted in the recognition of a gain on extinguishment of debt of approximately $17.1 million (net of the write-off of approximately $858,000 in deferred loan fees), which is reflected in the consolidated statements of income. At December 31, 2008, the Company had an aggregate principal amount of $128.3 million outstanding under the Notes.

Secured Construction Loan

The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company is presently in discussions with various financial institutions regarding the refinancing of its secured construction loan, which the Company is making efforts to complete by June 30, 2009 (see Note 12). The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of December 31, 2008. At December 31, 2008, the Company had outstanding borrowings on the secured construction loan of $507.1 million, with a weighted-average interest rate of 1.8% on the unhedged portion of the outstanding debt of approximately $392.1 million.

As of December 31, 2008, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding debt premium of $8.8 million, unsecured line of credit, secured term loan, the Notes, and the secured construction loan, excluding the Company’s proportionate share of the indebtedness of its unconsolidated partnerships) were as follows (in thousands):

2009	$512,154
2010	47,446
2011	134,988
2012	291,421
2013	4,862
Thereafter(1)	347,612

$1,338,483

(1)	Includes $128.3 million in principal payments of the Notes based on a contractual maturity date of October 1, 2026.

7.	Earnings Per Share

Earnings per share is calculated based on the weighted-average number of shares of the Company’s common stock outstanding during the period. The effects of the outstanding Units, vesting of unvested LTIP units and

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock that have been granted, and a stock warrant issued in connection with the Company’s initial public offering that was exercised in September 2006, using the treasury method, were dilutive and included in the calculation of diluted weighted-average shares for the year ended December 31, 2008, 2007, and 2006. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 6) as the weighted-average common stock price of $21.99, $25.92, and $28.97 for years ended December 31, 2008, 2007 and 2006, respectively, did not exceed the initial exchange price of $37.79 per share. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the years ended December 31, 2008, 2007, and 2006.

Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share (in thousands, except share data) were as follows:

	Year Ended December 31,
	2008	2007	2006

Income from continuing operations and net income available for common stockholders (basic earnings per share):
Income from continuing operations	$64,897	$70,881	$33,568
Preferred stock dividends	(16,963)	(16,868)	—

Income from continuing operations available to common stockholders	47,934	54,013	33,568
Income from discontinued operations	—	1,652	1,465

Net income available to common stockholders	$47,934	$55,665	$35,033

Income from continuing operations and net income available for common stockholders (diluted earnings per share):
Income from continuing operations available to common stockholders	$47,934	$54,013	$33,568
Minority interests in continuing operations of operating partnership	2,086	2,412	1,670

Income from continuing operations available to common stockholders before minority interests in continuing operations	50,020	56,425	35,238
Income from discontinued operations	—	1,652	1,465
Minority interest in discontinued operations of operating partnership	—	74	77

Net income available to common stockholders before minority interests	$50,020	$58,151	$36,780

Weighted-average common shares outstanding:
Basic	71,684,244	65,302,794	55,928,595
Incremental shares from assumed conversion/exercise:
Stock warrant	—	—	94,155
Unvested restricted stock and LTIP units using the treasury method	23,567	50,869	131,690
Operating partnership and LTIP units	3,123,672	2,916,322	2,863,564

Diluted	74,831,483	68,269,985	59,018,004

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006

Basic and diluted earnings per share:
Income per share — basic:
Income per share from continuing operations available to common stockholders	$0.67	$0.83	$0.60
Income per share from discontinued operations	—	0.02	0.03

Net income per share available to common stockholders	$0.67	$0.85	$0.63

Income per share — diluted:
Income per share from continuing operations available to common stockholders	$0.67	$0.83	$0.60
Income per share from discontinued operations	—	0.02	0.02

Net income per share available to common stockholders	$0.67	$0.85	$0.62

8.	Fair-Value of Financial Instruments

SFAS No. 107, Disclosure about Fair-value of Financial Instruments, requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2008 and 2007, respectively, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.

The Company utilizes quoted market prices to estimate the fair-value of its fixed rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to debt.

The fair-value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. In accordance with SFAS 133, the carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-value. The Company relies on quotations from a third party to determine these fair-values.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008 and 2007, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, and secured term loan were as follows (in thousands):

	December 31,
	2008		2007
	Fair-value	Carrying Value	Fair-value	Carrying Value

Mortgage notes payable(1)	$373,572	$353,161	$393,791	$379,680
Unsecured line of credit	104,507	108,767	270,947	270,947
Secured construction loan	500,162	507,128	425,352	425,160
Exchangeable notes	60,278	128,250	150,889	175,000
Secured term loan	240,667	250,000	254,526	250,000

Total	$1,279,186	$1,347,306	$1,495,505	$1,500,787

(1)	Carrying value includes $8.8 million and $10.9 million of debt premium as of December 31, 2008 and 2007, respectively.

9.	Incentive Award Plan

The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2008, 795,879 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Since inception, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with common units of the Operating Partnership with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three to five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.

During the years ended December 31, 2008, 2007, and 2006 the Company granted 574,495, 458,015, and 243,232 shares of unvested restricted stock and LTIP units with aggregate values of $7.6 million, $12.9 million, and

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.7 million under the Plan, respectively. For the years ended December 31, 2008, 2007, and 2006, a total of 312,828, 209,818, and 163,194 shares of restricted stock and LTIP units vested, with fair-values of $6.3 million, $6.0 million, and $4.0 million, respectively. For the years ended December 31, 2008, 2007, and 2006, $6.1 million, $6.2 million, and $4.0 million, respectively, of stock-based compensation expense was recognized in general and administrative expenses and rental operations expense. On December 31, 2008, the Company accelerated the vesting of 73,725 LTIP units for one employee (included in the table below), resulting in a revaluation based on the fair-value of the LTIP units on that date, and the recognition of compensation expense of approximately $583,000 in 2008. As of December 31, 2008, total compensation expense related to unvested awards of $12.0 million will be recognized in the future over a weighted-average period of 3.2 years.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted
	Unvested Restricted	Average Grant-
	Shares/LTIP Units	Date Fair-Value

Balance at December 31, 2005	344,492	$17.70
Granted	243,232	27.75
Vested	(163,194)	16.82
Forfeited	(150)	26.70

Balance at December 31, 2006	424,380	23.79
Granted	458,015	28.14
Vested	(209,818)	20.37
Forfeited	(8,259)	28.17

Balance at December 31, 2007	664,318	27.81
Granted	574,495	11.87
Vested	(312,828)	25.13
Forfeited	(25,144)	25.40

Balance at December 31, 2008	900,841	$18.92

10.	Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with PREI, which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI joint ventures, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. Upon formation of the limited liability company, the Company determined that PREI will bear the majority of the losses forecasted for the new entity based on the governing operating agreements. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the joint ventures. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses based on the governing operating agreement. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI joint ventures and the McKellar Court partnership

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2008 (dollars in thousands) was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired

PREI I(1)	PREI	20%	20%		April 4, 2007
PREI II(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	21%	21	%(4)	September 30, 2004

(1)	PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building currently under construction at 650 East Kendall Street that the Company believes can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site will also include a below grade parking facility that the Company estimates can support up to 560 spaces upon completion.

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

The PREI joint ventures jointly entered into a secured acquisition and interim loan facility with KeyBank in which the partnerships utilized approximately $427.0 million to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available will be utilized to fund future construction costs at certain properties currently under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project. The secured acquisition and interim loan facility matures on April 3, 2009. At December 31, 2008, there were $364.1 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 2.2%. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(2)	PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $824,000 at December 31, 2008.

(3)	The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at December 31, 2008.

(4)	The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $2.5 million and $889,000 in fees for the years ended December 31, 2008, and 2007 for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31,
	2008	2007

Assets:
Investments in real estate, net	$592,169	$522,277
Cash and cash equivalents (including restricted cash)	6,757	8,430
Intangible assets, net	15,126	17,552
Other assets	16,373	8,488

Total assets	$630,425	$556,747

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$517,938	$426,914
Other liabilities	24,844	23,215
Members’ equity	87,643	106,618

Total liabilities and equity	$630,425	$556,747

Company’s net investment in unconsolidated partnerships	$18,173	$22,588

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At December 31, 2008, there were $143.5 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 2.7%.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company provided approximately $411,000 in additional funding to the PREI joint ventures pursuant to capital calls, primarily related to the working capital requirements. In addition, the Company received distributions of approximately $1.9 million, representing a return of capital of approximately $1.4 million upon the execution of the secured construction loan facility for the PREI I LLC entity.

The condensed combined statements of (loss)/income for the unconsolidated partnerships were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Total revenues	$30,598	$18,945	$1,911

Rental operations expenses and real estate taxes	15,531	8,854	197
Depreciation and amortization	10,483	5,674	381
Interest expense, net of interest income	10,759	8,946	928

Total expenses	36,773	23,474	1,506

Net (loss)/income	$(6,175)	$(4,529)	$405

Company’s equity in net (loss)/income of unconsolidated partnerships	$(1,200)	$(893)	$83

11.	Discontinued Operations

During the year ended December 31, 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale

Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087

The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following is a summary of the revenue and expense components that comprise income from discontinued operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Total revenues	$—	$1,111	$2,675
Total expenses	—	472	1,133

Income before minority interests and gain on sale	—	639	1,542
Gain on sale of real estate assets	—	1,087	—
Minority interests attributable to discontinued operations	—	(74)	(77)

Income from discontinued operations	$—	$1,652	$1,465

12.	Derivative and Other Financial Instruments

As of December 31, 2008, the Company had four forward starting swaps with a total notional value of $450.0 million, which are carried on the accompanying consolidated balance sheets at fair-value, based on the net present value of the expected future cash flows on the swaps. At maturity (mandatory settlement date of April 30, 2009, if not previously settled), the Company will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing. Based upon the fair-values of the forward starting swaps as of December 31, 2008, the Company would be required to pay the counterparties approximately $102.9 million.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The four forward starting swaps were acquired to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed rate debt by April 30, 2009. Such fixed rate debt was generally expected to be issued in connection with a refinancing of the Company’s secured construction loan. At December 31, 2008, the hedging relationships for two of the Company’s four forward starting swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and the Company was required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008. Prospective changes in the fair-value of these two swaps will be recorded in the consolidated income statements through the date the swaps are settled.

As of December 31, 2008, the Company also had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million (interest rate of 5.8%, including the applicable credit spread) hedges the Company’s secured term loan. Each of the remaining two interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.

The following is a summary of the terms of the forward starting swaps and the interest rate swaps and their fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (in thousands):

	Current				Fair-Value (1)
	Notional				December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2008	2007

	$250,000	4.157%	June 1, 2005	June 1, 2010	$(11,011)	$(2,830)
	115,000	4.673%	October 1, 2007	August 1, 2011	(9,349)	(3,261)
	35,000	4.700%	October 10, 2007	August 1, 2011	(2,858)	(1,019)
	330,000	4.825%	September 25, 2007	September 25, 2008	—	(1,700)
	55,000	4.760%	September 20, 2007	September 20, 2008	—	(254)

Interest rate swaps	785,000				(23,218)	(9,064)

	150,000	5.162%	December 30, 2008	December 30, 2018	(34,307)	(4,254)
	50,000	5.167%	December 30, 2008	December 30, 2018	(11,449)	(1,437)
	100,000	5.167%	December 30, 2008	December 30, 2018	(22,942)	(2,874)
	150,000	5.152%	December 30, 2008	December 30, 2018	(34,175)	(4,139)

Forward starting swaps	$450,000				$(102,873)	$(12,704)

Total derivative instruments	$1,235,000				$(126,091)	$(21,768)

(1)	On January 1, 2008, the Company adopted SFAS 157, which requires the Company to disclose the framework utilized for measuring the fair-value of assets and liabilities measured at fair-value on a recurring basis (see Note 2). The Company has determined that its derivative valuations for the year ended December 31, 2008 in their entirety are classified in Level 2 of the fair-value hierarchy.

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (decrease)/increase in net unrealized (losses)/gains of ($90.4) million, ($30.2) million, and $2.5 million for the years ended December 31, 2008, 2007, and 2006, respectively, for derivatives designated as cash flow hedges are separately disclosed in the consolidated financial statements in stockholders’ equity as a component of accumulated other comprehensive loss.

For the year ended December 31, 2008, approximately $1.8 million of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate swaps and related debt was recognized in loss on derivative instruments. For the years ended December 31, 2007 and 2006 an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates of the interest rate swaps and related debt was recognized in interest expense. If the Company is unable to complete the refinancing of the secured construction loan by June 30, 2009 or completes the refinancing by June 30, 2009, but in an amount less than the $300.0 million in notional value associated with the remaining two forward starting swaps designated as cash flow hedges, additional ineffectiveness may occur. The amount of ineffectiveness that the Company would be required to record will depend on the value of the swaps, the timing of the settlement of the swaps, the amount of debt refinanced and the timing of the refinancing.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings when the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (a) an increase to interest expense of $7.1 million and (b) a loss on derivative instruments of $19.9 million for the year ended December 31, 2008. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized gains and losses from accumulated other comprehensive loss as a reduction to interest expense of $3.1 million and $2.3 million for the years ended December 31, 2007 and 2006, respectively. In addition, for the year ended December 31, 2008, approximately $5.1 million of settlement payments relating to the Company’s interest rate swaps have been deferred in accumulated other comprehensive loss related to the Company’s Center for Life Science | Boston, Pacific Research Center, and other properties that have been or are currently under development or redevelopment. During 2009, the Company estimates that an additional $17.1 million will be reclassified as an increase to interest expense.

The Company has the right to purchase the other member’s interest or sell its own interest (collectively, the “Buy-Sell Option”) in the Ardenwood limited liability company at any time after the later of (1) the second anniversary of the date that the related property is at least ninety percent leased with remaining lease terms of at least five years and (2) the date that a term loan is obtained pursuant to the agreement. If the Buy-Sell Option is exercised by the Company, the other member has the right to determine whether to acquire the Company’s membership interest or to sell its own membership interest to the Company. The agreement provides that the Buy-Sell Option price will be based on the fair-value of the assets at the time of exercise. The Company believes the fair-value of the project is equal to, or in excess of, the carrying value of the project as of December 31, 2008. In addition, if the other member exercises the Buy-Sell Option, the Company believes that it has adequate resources to settle the option.

13.	Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals Incorporated, comprised 21.1% and 13.7%, or $48.0 million and $31.3 million, respectively, of rental revenues for the year ended December 31, 2008; 24.4% and 14.6%, or $48.0 million and $28.8 million, respectively, of rental revenues for the year ended December 31, 2007; and 17.4% and 15.7%, or $29.0 million and $26.1 million, respectively, of rental revenues for the year ended December 31, 2006. These tenants are located in the Company’s Maryland, and Boston and

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2008, the Company had approximately $145.0 million outstanding in construction and other related commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $140.3 million expected to be paid in 2009 and approximately $4.7 million expected to be paid in 2010 and 2011.

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

The acquisition of the Belward Campus Drive (“Belward”) and Shady Grove Road (“Shady Grove”) properties include provisions whereby the seller could repurchase the properties from the Company (individually, the “Repurchase Option”) under specific terms in the future. The Belward Repurchase Option is exercisable at any time during the first three years after the acquisition date, subject to a twelve-month notice provision, at a to-be-

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined repurchase price that would result in a 15% unleveraged internal rate of return for the Company (taking into consideration all rents paid to the Company). The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As each Repurchase Option may be executed only by the seller and would exceed the acquisition prices paid by the Company, no gain would be recorded by the Company unless either Repurchase Option is exercised.

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

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2008, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

14.	Property Acquisitions

The Company acquired the following property during the year ended December 31, 2008 (dollars in thousands):

	Acquisition	Investment in	In-Place	Total Cash
Property	Date	Real Estate	Lease	Consideration

500 Fairview Avenue	1/28/2008	$3,286	$727	$4,013

Intangible amortization life (in months)		—	57	—

The Company acquired the following properties during the year ended December 31, 2007 (dollars in thousands):

			Acquired			Acquired
			Above	Deferred Leasing Costs		Below
	Acquisition	Investment in	Market	In-Place	Management	Market	Total Cash
Property	Date	Real Estate	Lease	Lease	Fee	Lease	Consideration

Torreyana Road	3/22/2007	$32,128	$—	$1,937	$57	$(1,082)	$33,040
6114-6154 Nancy Ridge Drive	5/2/2007	37,711	645	—	—	(126)	38,230
9920 Belward Campus Drive	5/8/2007	15,141	—	1,282	145	(1,483)	15,085
Pacific Center Boulevard	8/24/2007	16,893	—	623	118	(855)	16,779
Forbes Boulevard	9/5/2007	32,584	—	886	—	(919)	32,551

		$134,457	$645	$4,728	$320	$(4,465)	$135,685

Weighted-average intangible amortization life (in months)		—	241	42	58	54	—

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Newly Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements that purchase method of accounting be used for all business combinations, for an acquirer to be identified for each business combination, and retains the guidance for identifying and recognizing intangible assets separately from goodwill. SFAS 141(R) requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair-values as of that date, changes the recognition of assets acquired and liabilities assumed arising from contingencies, and changes the recognition and measurement of contingent consideration. In addition, SFAS 141(R) requires that costs incurred to effect the acquisition and restructuring costs that the acquirer expected, but is not obligated to incur, be recognized as an expense separately from the business combination. SFAS 141(R) will also require additional disclosure of information surrounding a business combination, including additional information regarding the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that the adoption of SFAS 141(R) on January 1, 2009 will not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 may only be applied prospectively, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company believes that the adoption of SFAS 160 on January 1, 2009 will not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued Staff Position No. FAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company has applied FSP 157-2 and has not measured any non-financial assets or liabilities at fair-value as of and through the year ending December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) as an amendment to SFAS 133. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company believes that the adoption of SFAS 161 on January 1, 2009 will not have a material impact on the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt will be included in the paid-in capital section of stockholders’ equity and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancellable term of the instrument. FSP 14-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, with early adoption not permitted. Retrospective application is required for all periods

BIOMED REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented. The adoption of FSP 14-1 on January 1, 2009 will result in a decrease to the gain on extinguishment of debt recognized in 2008 of approximately $2.3 million as a result of the retrospective application of the standard to earlier periods. In addition, the Company believes that FSP 14-1 will result in an increase in the recognition of additional non-cash interest expense of approximately $400,000 to $600,000 on a quarterly basis (net of capitalized interest).

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and retrospective application is required for all periods presented. The Company believes that the adoption of FSP 03-6-1 on January 1, 2009 will not have a material impact on the consolidated financial statements.

16.	Quarterly Financial Information (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2008 and 2007 (in thousands, except per share data) was as follows.

	2008 Quarter Ended(1)
	December 31	September 30	June 30	March 31

Total revenues	$83,033	$80,811	$70,771	$67,358
Income from continuing operations before minority interests	12,847	17,793	18,946	17,389
Minority interests	(306)	(570)	(620)	(581)
Net income	12,541	17,223	18,326	16,808
Net income available to common stockholders	$8,300	$12,982	$14,085	$12,567
Net income per share available to common stockholders — basic and diluted	$0.10	$0.18	$0.20	$0.19

	2007 Quarter Ended(1)
	December 31	September 30	June 30	March 31

Total revenues	$64,050	$64,832	$68,429	$68,798
Income from continuing operations before minority interests	18,044	16,951	17,773	20,571
Minority interests	(574)	(494)	(690)	(699)
Income from continuing operations	17,470	16,457	17,083	19,872
(Loss)/income from discontinued operations	—	(1)	1,283	371
Net income	17,470	16,456	18,366	20,243
Net income available to common stockholders	$13,229	$12,215	$14,172	$16,049
Income from continuing operations per share available to common stockholders — basic and diluted	$0.20	$0.19	$0.20	$0.24
Net income per share available to common stockholders — basic and diluted	$0.20	$0.19	$0.22	$0.25

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

The quarterly financial information for the quarter ended March 31, 2007 does not equal the amounts reported on the Company’s quarterly report on Form 10-Q due to the reclassification of net income to discontinued operations.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2008
(In thousands)

							Gross amount carried at December 31,
			Initial Cost			Costs	2008
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)

Albany Street	1922/1998	$—	$1,942	$—	$31,293	$47	$1,942	$31,340	$33,282	$(2,826)	$30,456
Ardentech Court	1997/2008	4,464	2,742	—	5,379	6,919	2,742	12,298	15,040	(1,014)	14,026
Ardenwood Venture	1985	—	3,550	—	10,603	1,553	3,550	12,156	15,706	(781)	14,925
Balboa Avenue	1968/2000	—	1,316	—	9,493	414	1,316	9,907	11,223	(1,108)	10,115
Bayshore Boulevard	2000	14,923	3,667	—	22,593	7,464	3,667	30,057	33,724	(4,337)	29,387
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(1,777)	17,293
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	6	2,580	13,720	16,300	(1,335)	14,965
9911 Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	196,814	200,974	(13,318)	187,656
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(587)	14,554
Center for Life Science | Boston(4)	2008	507,128	60,000	—	407,747	245,505	60,000	653,252	713,252	(8,521)	704,731
Bridgeview Technology Park I	1977/2002	11,384	1,315	—	14,716	5,951	2,500	19,482	21,982	(2,242)	19,740
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	13,066	14,588	(1,238)	13,350
Charles Street	1986	—	5,000	—	7,033	29	5,000	7,062	12,062	(576)	11,486
Coolidge Avenue	1962/1999	—	2,760	—	7,102	—	2,760	7,102	9,862	(658)	9,204
Dumbarton Circle	1990	—	2,723	—	5,096	93	2,723	5,189	7,912	(1,447)	6,465
Eccles Avenue(4)	1965/1995	—	21,257	—	608	1,770	21,257	2,378	23,635	(608)	23,027
Eisenhower Road	1973/2000	—	416	—	2,614	724	416	3,338	3,754	(321)	3,433
Elliott Avenue	1925/2004	—	10,124	—	38,911	20,364	10,124	59,275	69,399	(2,847)	66,552
21 Erie Street	1925/2004	—	3,366	—	18,372	59	3,366	18,431	21,797	(1,660)	20,137
40 Erie Street	1996	—	7,593	—	33,765	121	7,593	33,886	41,479	(3,039)	38,440
500 Fairview Avenue	1959/1991	—	—	—	3,285	13	—	3,298	3,298	(635)	2,663
530 Fairview Avenue(4)	2008	—	2,703	—	694	36,000	2,703	36,694	39,397	(162)	39,235
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(593)	7,978
Forbes Boulevard	1978	—	19,250	—	13,334	450	19,250	13,784	33,034	(444)	32,590
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	250	3,500	18,572	22,072	(1,771)	20,301
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	275	1,575	11,304	12,879	(904)	11,975
Graphics Drive	1992/2007	—	800	—	6,577	5,273	800	11,850	12,650	(1,560)	11,090
Industrial Road	2001/2005	—	12,000	—	41,718	14,081	12,000	55,799	67,799	(10,185)	57,614
John Hopkins Court	1991/2008	—	3,560	—	19,526	10,243	3,560	29,769	33,329	(240)	33,089
Kaiser Drive	1990	—	3,430	—	6,093	2,165	3,430	8,258	11,688	(461)	11,227
500 Kendall Street (Kendall D)	2002	67,810	3,572	—	166,308	572	3,572	166,880	170,452	(15,030)	155,422
King of Prussia Road	1954/2004	—	12,813	—	66,152	547	12,813	66,699	79,512	(7,359)	72,153
Landmark at Eastview(4)(5)	1958/2008	—	—	14,210	61,996	106,912	14,356	168,762	183,118	(9,038)	174,080
Lucent Drive	2004	5,341	265	—	5,888	—	265	5,888	6,153	(527)	5,626
Monte Villa Parkway	1996/2002	9,084	1,020	—	10,711	—	1,020	10,711	11,731	(1,171)	10,560
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	—	10,100	28,611	38,711	(1,216)	37,495
6828 Nancy Ridge Drive	1983/2001	6,694	2,344	—	9,611	484	2,344	10,095	12,439	(1,115)	11,324

							Gross amount carried at December 31,
			Initial Cost			Costs	2008
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)

One Research Way	1980/2008	—	1,813	—	6,454	2,937	1,813	9,391	11,204	(101)	11,103
Pacific Center Boulevard	1991	—	5,400	—	11,493	422	5,400	11,915	17,315	(1,016)	16,299
Pacific Research Center(4)	2000	—	74,147	—	142,437	52,164	74,147	194,601	268,748	(4,749)	263,999
Phoenixville Pike	1989/2008	—	1,204	—	10,879	7,735	1,204	18,614	19,818	(1,737)	18,081
Road to the Cure	1977	15,200	4,430	—	19,129	2,619	4,430	21,748	26,178	(634)	25,544
San Diego Science Center	1973/2002	—	3,871	—	21,875	809	3,871	22,684	26,555	(2,395)	24,160
Science Center Drive	1995	11,148	2,630	—	16,029	—	2,630	16,029	18,659	(1,761)	16,898
Shady Grove Road	2003	147,000	28,601	—	197,548	2,165	28,601	199,713	228,314	(13,574)	214,740
Sidney Street	2000	29,184	7,580	—	50,459	29	7,580	50,488	58,068	(4,533)	53,535
Sorrento Valley Boulevard	1982	—	4,140	—	15,034	2	4,140	15,036	19,176	(982)	18,194
Spring Mill Drive	1988	—	1,074	—	7,948	201	1,074	8,149	9,223	(756)	8,467
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(1,143)	17,536
Torreyana Road	1980/1997	—	7,660	—	24,468	—	7,660	24,468	32,128	(1,176)	30,952
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,270	5,738	23,261	28,999	(660)	28,339
9885 Towne Centre Drive	2001	20,749	4,982	—	28,513	—	4,982	28,513	33,495	(3,118)	30,377
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(1,071)	11,586
900 Uniqema Boulevard	2000	1,357	404	—	3,692	—	404	3,692	4,096	(294)	3,802
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	—	1,350	13,229	14,579	(1,075)	13,504
Vassar Street	1950/1998	—	2,040	—	13,841	—	2,040	13,841	15,881	(1,240)	14,641
Waples Street	1983/2005	—	2,470	—	2,907	11,028	2,470	13,935	16,405	(3,323)	13,082
Walnut Street	2004	—	5,200	—	36,068	—	5,200	36,068	41,268	(2,676)	38,592
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	—	4,922	121,182	126,104	(10,856)	115,248
217th Place	1987/2007	—	7,125	—	3,529	14,627	7,125	18,156	25,281	(589)	24,692

Total		$851,466	$401,866	$14,210	$2,120,477	$583,292	$417,407	$2,702,438	$3,119,845	$(162,110)	$2,957,735

(1)	Includes mortgage notes secured by various properties and the construction loan secured by the Center for Life Science | Boston property, but excludes unamortized debt premium of $8,823.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $3.1 billion as of December 31, 2008 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from 15 years to 40 years.

(4)	The property or a portion of the property was under development or redevelopment as of December 31, 2008.

(5)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Investment in real estate:
Balance at beginning of year	$2,910,427	$2,518,117	$1,151,275
Property acquisitions	3,286	134,457	1,296,134
Improvements	206,132	257,853	70,708

Balance at end of year	$3,119,845	$2,910,427	$2,518,117

Accumulated Depreciation:
Balance at beginning of year	$(104,444)	$(60,579)	$(21,904)
Depreciation expense	(57,666)	(43,865)	(38,675)

Balance at end of year	$(162,110)	$(104,444)	$(60,579)

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2008, the end of the company’s most recent fiscal year. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report over our internal control over financial reporting. Such report appears on page 60 of this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As required by Section 303A.12(a) of the NYSE Listed Company Manual, our Chief Executive Officer made his annual certification to the NYSE on June 16, 2008 stating that he was not aware of any violation by our company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)
3.2	Second Amended and Restated Bylaws of BioMed Realty Trust, Inc.(2)
3.3	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(3)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(4)
4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(3)
4.3	Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(5)
10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(6)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan, as amended.(7)
10.4	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(8)
10.5	Form of Long Term Incentive Plan Unit Award Agreement.(7)
10.6	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(4)
10.7	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(9)
10.8	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(9)
10.9	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(9)
10.10	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and John F. Wilson, II.(9)
10.11	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(9)
10.12	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(10)
10.13	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Kent Griffin.(10)
10.14	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(10)
10.15	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(10)
10.16	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and John F. Wilson II.(10)

Exhibit
Number	Description

10.17	Employment Transition and Consulting Agreement effective as of December 31, 2008 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and John F. Wilson, II.(11)
10.18	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(4)
10.19	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(4)
10.20	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(4)
10.21	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(4)
10.22	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(4)
10.23	BioMed Realty 401(k) Retirement Savings Plan.(8)
10.24	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(8)
10.25	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(8)
10.26	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(12)
10.27	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(12)
10.28	Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(6)
10.29	Form of Secured Term Loan Note.(13)
10.30	First Amended and Restated Secured Term Loan Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(14)
10.31	Form of Line Note under Unsecured Credit Agreement.(13)
10.32	Form of Term Note under Unsecured Credit Agreement.(13)
10.33	Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(14)
10.34	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc.(15)
10.35	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(15)
10.36	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(5)
10.37	Promissory Note, dated August 23, 2006, by BMR-Shady Grove B LLC in favor of KeyBank National Association.(16)
10.38	Indemnity Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, dated August 23, 2006, by BMR-Shady Grove Road HQ LLC in favor of KeyBank National Association.(16)
10.39	Secured Acquisition and Construction Loan Agreement, dated as of November 17, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(17)
10.40	Promissory Note, dated November 17, 2006, by BMR-Blackfan Circle LLC in favor of KeyBank National Association.(17)
10.41	Amended and Restated Secured Acquisition and Construction Loan Agreement, dated as of December 21, 2006, among BMR-Blackfan Circle LLC, KeyBank National Association, as Administrative Agent, and certain other lenders party thereto.(18)
10.42	Purchase and Sale Agreement, dated as of January 29, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(6)
10.43	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among Rogers Street, LLC, Lyme/Houston Development I, LP, Kendall Square LLC and BioMed Realty, L.P.(6)

Exhibit
Number	Description

10.44	Purchase and Sale Agreement, dated as of January 29, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(6)
10.45	First Amendment to Real Estate Purchase and Sale Agreement, dated as of February 16, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(6)
10.46	Second Amendment to Real Estate Purchase and Sale Agreement, dated as of April 3, 2007, among SP-K Development, LLC, SP-B1 Development, LLC, SP-A Development, LLC, SP-B2 Development, LLC, SP-D Development, LLC, SP-E Development, LLC, SP-J Development, LLC, 110 Munson Street, LLC, SP-C Development, LLC, Lyme Properties LLC and BioMed Realty, L.P.(19)
10.47	Director Compensation Policy.(20)
10.48	Dividend Reinvestment and Stock Purchase Plan.(21)
12.1	Ratio of Earnings to Fixed Charges.(22)
21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(22)
23.1	Consent of KPMG LLP.(22)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(22)
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(22)

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(6)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2009.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2006.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2006.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2007.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2007.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

(22)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioMed Realty Trust, Inc.

/s/  ALAN D. GOLD
Alan D. Gold
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/  KENT GRIFFIN
Kent Griffin
President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

/s/  GREG N. LUBUSHKIN
Greg N. Lubushkin
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	February 12, 2009

/s/ EDWARD A. DENNIS Edward A. Dennis	Director	February 12, 2009

/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 12, 2009

/s/ GARY A. KREITZER Gary A. Kreitzer	Executive Vice President, General Counsel and Director	February 12, 2009

/s/ THEODORE D. ROTH Theodore D. Roth	Director	February 12, 2009

/s/ M. FAYE WILSON M. Faye Wilson	Director	February 12, 2009