Form 10-Q
period 2009-03-31
BioMed Realty Trust Inc
filed 2009-04-30
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of April 29, 2009 was 81,202,562.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2009	December 31, 2008
		(Revised)
ASSETS
Investments in real estate, net	$3,001,077	$2,960,429
Investments in unconsolidated partnerships	49,756	18,173
Cash and cash equivalents	32,318	21,422
Restricted cash	4,951	7,877
Accounts receivable, net	14,749	9,417
Accrued straight-line rents, net	62,040	58,138
Acquired above-market leases, net	4,009	4,329
Deferred leasing costs, net	95,204	101,519
Deferred loan costs, net	8,451	9,754
Other assets	37,607	38,256

Total assets	$3,310,162	$3,229,314

LIABILITIES AND EQUITY
Mortgage notes payable, net	$351,469	$353,161
Secured construction loan	507,128	507,128
Secured term loan	250,000	250,000
Exchangeable senior notes, net	111,068	122,043
Unsecured line of credit	204,334	108,767
Security deposits	7,641	7,623
Dividends and distributions payable	32,563	32,445
Accounts payable, accrued expenses, and other liabilities	87,359	66,821
Derivative instruments	100,840	126,091
Acquired below-market leases, net	14,762	17,286

Total liabilities	1,667,164	1,591,365
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	222,413	222,413
Common stock, $.01 par value, 100,000,000 shares authorized, 81,181,196 and 80,757,421 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	812	808
Additional paid-in capital	1,661,656	1,661,009
Accumulated other comprehensive loss	(100,314)	(112,126)
Dividends in excess of earnings	(154,708)	(146,536)

Total stockholders’ equity	1,629,859	1,625,568
Noncontrolling interests	13,139	12,381

Total equity	1,642,998	1,637,949

Total liabilities and equity	$3,310,162	$3,229,314

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
		(Revised)
Revenues:
Rental	$68,419	$50,342
Tenant recoveries	21,081	16,582
Other income	4,451	434

Total revenues	93,951	67,358

Expenses:
Rental operations	22,152	13,865
Real estate taxes	7,233	5,269
Depreciation and amortization	27,313	17,687
General and administrative	5,280	6,194

Total expenses	61,978	43,015

Income from operations	31,973	24,343
Equity in net loss of unconsolidated partnerships	(301)	(172)
Interest income	63	155
Interest expense	(12,080)	(7,173)
Loss on derivative instruments	(56)	—
Gain on extinguishment of debt	4,371	—

Net income	23,970	17,153
Net income attributable to noncontrolling interests	(705)	(581)
Preferred stock dividends	(4,241)	(4,241)

Net income attributable to common stockholders	$19,024	$12,331

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.23	$0.19

Weighted-average common shares outstanding:
Basic	80,261,363	65,350,512

Diluted	84,499,365	69,024,935

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2008 (Revised)	$222,413	80,757,421	$808	$1,661,009	$(112,126)	$(146,536)	$1,625,568	$12,381	$1,637,949
Net issuances of unvested restricted common stock	—	350,165	3	(34)	—	—	(31)	—	(31)
Conversion of operating partnership units to common stock	—	73,610	1	(153)	—	—	(152)	152	—
Vesting of share-based awards	—	—	—	1,404	—	—	1,404	—	1,404
Allocation of equity to noncontrolling interests	—	—	—	(570)	—	—	(570)	570	—
Common stock dividends	—	—	—	—	—	(27,196)	(27,196)	—	(27,196)
Net income	—	—	—	—	—	23,265	23,265	705	23,970
Preferred stock dividends	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
OP unit distributions	—	—	—	—	—	—	—	(1,126)	(1,126)
Unrealized gain on marketable securities	—	—	—	—	549	—	549	21	570
Unrealized loss on derivative instruments	—	—	—	—	11,263	—	11,263	436	11,699

Balance at March 31, 2009	$222,413	81,181,196	$812	$1,661,656	$(100,314)	$(154,708)	$1,629,859	$13,139	$1,642,998

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Revised)
Net income attributable to common stockholders and noncontrolling interests	$19,729	$12,912
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	12,787	(32,067)
Equity in other comprehensive loss of unconsolidated partnerships	(213)	—
Deferred settlement payments derivative instruments, net	(875)	(995)
Unrealized gain on marketable securities	570	—

Total other comprehensive income/(loss)	12,269	(33,062)

Comprehensive income/(loss)	31,998	(20,150)
Comprehensive (income)/loss attributable to noncontrolling interests	(1,162)	900

Comprehensive income/(loss) attributable to common stockholders	$30,836	$(19,250)

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(Revised)
Operating activities:
Net income	$23,970	$17,153
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(4,371)	—
Loss on derivative instruments	56	—
Depreciation and amortization, including amounts for discontinued operations	27,313	17,687
Allowance for doubtful accounts	3,739	91
Revenue reduction attributable to acquired above-market leases	320	371
Revenue recognized related to acquired below-market leases	(3,902)	(1,509)
Revenue reduction attributable to lease incentives	331	126
Compensation expense related to restricted common stock and LTIP units	1,404	1,382
Amortization of deferred loan costs	1,143	563
Amortization of debt premium on mortgage notes payable	(455)	(150)
Amortization of debt discount on exchangeable senior notes	483	664
Loss from unconsolidated partnerships	301	172
Distributions representing return on capital from unconsolidated partnerships	32	19
Changes in operating assets and liabilities:
Restricted cash	2,926	516
Accounts receivable	(5,830)	(350)
Accrued straight-line rents	(7,143)	(4,267)
Deferred leasing costs	(2,909)	(1,480)
Other assets	1,251	2,110
Security deposits	18	236
Accounts payable, accrued expenses and other liabilities	4,619	(7,015)

Net cash provided by operating activities	43,296	26,319

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(45,367)	(61,342)
Distributions representing return of capital from unconsolidated partnerships	—	1,373
Contributions to unconsolidated partnerships, net of intercompany eliminations	(32,131)	(332)
Receipts of master lease payments	—	103
Additions to non-real estate assets	(125)	(4,448)

Net cash used in investing activities	(77,623)	(64,646)

Financing activities:
Payment of deferred loan costs	(17)	—
Unsecured line of credit proceeds	95,567	39,800
Principal payments on mortgage notes payable	(1,237)	(1,446)
Repurchases of exchangeable senior notes	(6,910)	—
Settlement of derivative instruments	(8,860)	—
Secured construction loan proceeds	—	32,468
Deferred settlement payments, net on interest rate swaps	(875)	(995)
Distributions to operating partnership unit and LTIP unit holders	(1,151)	(1,029)
Dividends paid to common stockholders	(27,053)	(20,326)
Dividends paid to preferred stockholders	(4,241)	(4,241)

Net cash provided by financing activities	45,223	44,231

Net increase in cash and cash equivalents	10,896	5,904
Cash and cash equivalents at beginning of period	21,422	13,479

Cash and cash equivalents at end of period	$32,318	$19,383

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,130 and $15,064, respectively)	$10,821	$9,186
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	27,196	21,974
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,126	1,170
Accrued additions to real estate and related intangible assets	37,048	54,037
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a noncontrolling interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment (based on estimated future discounted cash flows) is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of March 31, 2009.
Investments in Real Estate
Investments in real estate, net consists of the following (in thousands):

	March 31, 2009	December 31, 2008
		(Revised)
Land	$365,154	$347,878
Land under development	52,247	69,529
Buildings and improvements	2,193,415	2,104,072
Construction in progress	405,764	439,221
Tenant improvements	164,700	161,839

	3,181,280	3,122,539
Accumulated depreciation	(180,203)	(162,110)

	$3,001,077	$2,960,429

On February 24, 2009, the Company paid $15.0 million upon completion of an expansion of an existing building located on the Company’s 6114-6154 Nancy Ridge Drive property pursuant to the purchase and sale agreement for the original acquisition of the property in May 2007. In connection with the transaction, the Company recognized a below-market lease intangible liability related to the contractual lease rate on the additional premises of approximately $1.4 million.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future undiscounted cash flows (excluding interest charges) expected to result from a long-lived asset’s use and eventual disposition are insufficient to recover the carrying value of the long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets, including estimates of future cash flows, considering factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through March 31, 2009, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of March 31, 2009. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at March 31, 2009 consisted of the following (in thousands):

	Balance at
	March 31,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(99,770)	$68,620
Acquired management agreements	12,921	(9,444)	3,477
Deferred leasing and other direct costs	29,226	(6,119)	23,107

	$210,537	$(115,333)	$95,204

Deferred leasing costs, net at December 31, 2008 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2008	Amortization	Net
Acquired in-place leases	$168,390	$(92,072)	$76,318
Acquired management agreements	12,921	(8,602)	4,319
Deferred leasing and other direct costs	26,364	(5,482)	20,882

	$207,675	$(106,156)	$101,519

Revenue Recognition
The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In determining what constitutes the leased asset, the Company evaluates whether the Company or the lessee is the owner, for accounting purposes, of the tenant improvements. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct improvements. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:
•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease;

•	the responsible party for construction cost overruns; and

•	who constructs or directs the construction of the improvements.
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
Acquired above-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(8,720)	(8,400)

	$4,009	$4,329

Acquired below-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Acquired below-market leases	$39,339	$37,961
Accumulated amortization	(24,577)	(20,675)

	$14,762	$17,286

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Lease incentives	$11,718	$11,698
Accumulated amortization	(2,542)	(2,211)

	$9,176	$9,487

Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs, are subject to recovery from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recognized and presented in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”). EITF 99-19 requires that these reimbursements be recorded gross, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
Lease termination fees are recognized when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. Income related to the early termination of leases of $3.8 million for the three months ended March 31, 2009 is included in other income in the consolidated statements of income. Related straight-line rent receivable, tenant recoveries and remaining other intangible assets corresponding to the lease terminations in the aggregate amount of approximately $4.7 million (net of amortization of below-market lease intangible assets) were fully amortized as a charge to their respective line items in the accompanying consolidated statements of income in the three months ended March 31, 2009.
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations based on an assessment of the collectability of the balance.

Investments
The Company, through its Operating Partnership, holds equity investments in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Company may accept equity investments from tenants in lieu of cash rents, as prepaid rent pursuant to the execution of a lease, or as additional consideration for a lease termination. All of the Company’s investments in publicly-traded companies are considered “available-for-sale” in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and are recorded at fair-value pursuant to SFAS No. 157, Fair Value Measurements (“SFAS 157”). The fair-value of the Company’s equity investments in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity. The classification of investments under SFAS 115 is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. Investments in privately-held companies are generally accounted for under the cost method because we do not influence any operating or financial policies of the companies in which we invest. For all investments, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements. At March 31, 2009, the Company held investments with a carrying value of approximately $1.2 million (including $570,000 of unrealized gains), which is included in other assets in the accompanying consolidated balance sheets.
Share-Based Payments
SFAS No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through the three months ended March 31, 2009, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 7), which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).
The valuation of the Company’s investments in publicly-traded investments utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. Although the Company has determined that the majority of the inputs used to value its investments fall within Level 1 of the fair-value hierarchy, discounts that may be applied to investments in private companies utilize Level 3 inputs. However, as of March 31, 2009, the Company has determined that the impact of the discounts on the overall valuation of its investments is not significant. As a result, the Company has determined that valuations of its investments in their entirety are classified in Level 1 of the fair-value hierarchy.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of March 31, 2009.
Derivative Instruments
On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair-value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
The Company records all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of its derivatives, the Company considers the credit risk of its counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions.
The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair-value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes. At December 31, 2008, the hedging relationships for two of four forward starting swaps were no longer considered highly effective and the Company was required to prospectively discontinue hedge accounting for these two swaps under SFAS 133 (see Note 9).
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
Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) (see Note 3), FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (see Note 5), and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) (see Note 7), which have been applied retroactively to prior periods.

3. Equity
During the three months ended March 31, 2009, the Company issued restricted stock awards to employees totaling 353,600 shares of common stock (not including 3,435 shares of common stock, which were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), which are included in the total of common stock outstanding as of the period end (see Note 7).
The Company maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both.
Common Stock, Partnership Units and LTIP Units
As of March 31, 2009, the Company had outstanding 81,181,196 shares of common stock and 2,795,364 and 566,540 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed below in this Note 3 and the LTIP units are discussed further below in this Note 3 and in Note 7.
7.375% Series A Cumulative Redeemable Preferred Stock
As of March 31, 2009, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the three months ended March 31, 2009:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 16, 2009	Common stock and	$0.33500	January 1, 2009 to	April 15, 2009	$28,322
	partnership and		March 31, 2009
LTIP units
March 16, 2009	Series A preferred	$0.46094	January 16, 2009 to	April 15, 2009	$4,241
	stock		April 15, 2009

Total 2009 dividends and distributions declared through March 31, 2009:

Common stock, partnership units, and LTIP units	$28,322
Series A preferred stock	4,241

$32,563

Noncontrolling Interests
On January 1, 2009, the Company adopted SFAS 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of SFAS 160, the guidance in EITF Topic D-98, Classification and Measurement of Redeemable Securities, was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.
Noncontrolling interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption.
SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The Company has evaluated the terms of the Units and, as a result of the adoption of SFAS 160, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets and recorded an increase to the carrying value of noncontrolling interests of approximately $570,000 (a corresponding reduction was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at March 31, 2009. In periods subsequent to the adoption of SFAS 160, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.
The redemption value of the Units not owned by the Company at March 31, 2009 was approximately $23.6 million based on the average closing price of the Company’s common stock of $7.03 per share for the ten consecutive trading days immediately preceding March 31, 2009.
The following table shows the vested ownership interests in the Operating Partnership:

	March 31, 2009		December 31, 2008
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	80,340,929	96.3%	80,208,533	96.3%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,461,586	2.9%	2,961,369	3.5%
Partnership and LTIP units held by third parties(1)	665,802	0.8%	122,192	0.2%

Total	83,468,317	100.0%	83,292,094	100.0%

(1)	Includes vested ownership interests held by a former employee which are now classified as held by a third party.

A charge is recorded each period to the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (a) the noncontrolling interests’ proportionate share of equity as of the period end, or (b) the redemption value of the noncontrolling interests as of the period end, if classified as temporary equity.
The accompanying consolidated financial statements include the results of investments in three variable interest entities in which the Company was considered to be the primary beneficiary under FIN 46R for some or all of the periods presented. As of March 31, 2009, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this limited liability company not owned by the Company are classified as a portion of the noncontrolling interests on the consolidated balance sheets as of March 31, 2009. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company. The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
On June 2, 2008, pursuant to the exercise of a put option by the noncontrolling interest member, the Company completed the purchase of the remaining 30% interest in the limited liability company that owns the Waples Street property for consideration of approximately $1.8 million, excluding closing costs. On October 14, 2008, the Company completed the purchase of the remaining 30% interest in the limited liability company that owns the 530 Fairview Avenue property for consideration of approximately $2.6 million, excluding closing costs.
4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	March 31,	December 31,
	Rate	Rate	2009	2008	Maturity Date
Ardentech Court	7.25%	5.06%	$4,436	$4,464	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	14,817	14,923	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,347	11,384	January 1, 2011
500 Kendall Street (Kendall D)	6.38%	5.45%	67,386	67,810	December 1, 2018
Lucent Drive	5.50%	5.50%	5,289	5,341	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	9,020	9,084	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,668	6,694	September 1, 2012
Road to the Cure	6.70%	5.78%	15,140	15,200	January 31, 2014
Science Center Drive	7.65%	5.04%	11,105	11,148	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,974	29,184	June 1, 2012
9885 Towne Centre Drive	4.55%	4.55%	20,602	20,749	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,317	1,357	May 1, 2015

			343,101	344,338
Unamortized premiums			8,368	8,823

			$351,469	$353,161

Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
The Company intends to repay any principal and accrued interest due in the next twelve months through the use of cash from operations or borrowings from its unsecured line of credit.
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $600.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At March 31, 2009, the Company had $204.3 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 1.6% on the unhedged portion of the outstanding debt of approximately $169.3 million.

Secured Term Loan
The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in twelve of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At March 31, 2009, the Company had $250.0 million in outstanding borrowings on its secured term loan, with an interest rate of 2.1% (excluding the effect of interest rate swaps).
The terms of the credit agreements for the unsecured line of credit and the secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2009.
Exchangeable Senior Notes, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for 2008 resulted in an increase in the exchange rate to 26.8135 per $1,000 principal amount of Notes, effective as of December 29, 2008, the Company’s ex dividend date. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At March 31, 2009 and 2008, the Notes had a contractual interest rate of 4.5%, which resulted in interest expense for the three months ended March 31, 2009 and 2008 of approximately $1.4 million and $2.0 million, respectively.
On January 1, 2009, the Company adopted FSP 14-1, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancelable term of the instrument. Retrospective application was required and has been reflected in all periods presented. The adoption of FSP 14-1 by the Company on January 1, 2009 resulted in a decrease to the gain on extinguishment of debt recognized in the fourth quarter of 2008 of approximately $2.3 million (or approximately $0.03 per diluted share) as a result of the retrospective application of the standard to earlier periods. In addition, adoption of FSP 14-1 resulted in an increase in the recognition of additional non-cash interest expense of approximately $5.9 million during the period from the date of issuance of the Notes through December 2008, partially offset by the recognition of additional capitalized interest of approximately $2.7 million. However, the adoption of FSP 14-1 did not change the previously reported earnings per share for the periods presented. As of March 31, 2009 and December 31, 2008, the carrying value of the equity component recognized in connection with the adoption of FSP 14-1 was approximately $14.0 million.

In March 2009, the Company completed the repurchase of approximately $12.0 million face value of the Notes for approximately $6.9 million. The repurchase of the Notes resulted in the recognition of a gain on extinguishment of debt of approximately $4.4 million (net of the write-off of approximately $719,000 in deferred loan fees and debt discount), which is reflected in the consolidated statements of income.
Exchangeable senior notes, net, consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Exchangeable senior notes	$116,250	$128,250
Unamortized debt discount(1)	(5,182)	(6,207)

	$111,068	$122,043

(1)
The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes may require the Operating Partnership to repurchase the Notes. Amortization of the debt discount during the three months ended March 31, 2009 and 2008 resulted in an effective interest rate of 6.5% on the Notes and additional interest expense of approximately $483,000 and $662,000, respectively.

Secured Construction Loan
The Company’s $550.0 million secured construction loan from KeyBank is secured by the Company’s Center for Life Science | Boston property. The loan is separated into four tranches of notes, tranches A, B-1, B-2 and C, and bears interest at a blended rate equal to, at the Company’s option, either (1) LIBOR plus approximately 122.5 basis points or (2) the higher of (a) the prime rate then in effect or (b) the federal funds rate then in effect plus 50 basis points. The loan matures on November 16, 2009, but the Company may extend the maturity date to November 16, 2010 after satisfying certain conditions and payment of an extension fee. The construction loan requires interest only monthly payments until the maturity date. The Company is presently in discussions with various financial institutions regarding the refinancing of its secured construction loan, which the Company is making efforts to complete by June 30, 2009 (see Note 9). The Company utilized a portion of the borrowing capacity on the construction loan, along with borrowings on its unsecured line of credit, to acquire the Center for Life Science | Boston property and to fund construction activities. The loan includes certain restrictions and covenants, which limit, among other things, the incurrence of additional indebtedness and liens. The loan also requires compliance with financial covenants relating to minimum amounts of net worth, fixed charge coverage, and leverage ratio. Management believes that it was in compliance with these covenants as of March 31, 2009. At March 31, 2009, the Company had outstanding borrowings on the secured construction loan of $507.1 million, with a weighted-average interest rate of 1.7% on the unhedged portion of the outstanding debt of approximately $392.1 million.
As of March 31, 2009, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding the debt premium of $8.4 million, unsecured line of credit, secured term loan, the Notes excluding the debt discount of $5.2 million and the secured construction loan) were as follows (in thousands):

2009	$510,917
2010	47,446
2011	230,555
2012	291,421
2013	4,862
Thereafter(1)	335,612

$1,420,813

(1)	Includes $116.3 million in principal payments of the Notes based on a contractual maturity date of October 1, 2026.
6. Earnings Per Share
On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FSP 03-06-1, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FSP 03-6-1 did not have a material effect on the amounts previously reported for the periods presented (with the exception of the amount of weighted-average basic and diluted shares utilized in the calculation).

The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.
As of and through March 31, 2009, the Company has accrued and paid dividends in excess of net income, resulting in no undistributed earnings, as defined under the two-class method. In addition, all of the Company’s participating securities (including the Units) receive dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three months ended March 31, 2009 and 2008 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2009 and 2008 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, as well as an increase to net income allocable to common stockholders for the noncontrolling interest charge recognized during the respective period. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 5) as the weighted-average common stock prices of $9.52 and $22.46 for the three months ended March 31, 2009 and 2008, respectively, did not exceed the current exchange price then in effect of $37.79 and $37.29 per share, respectively. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three months ended March 31, 2009 and 2008.
Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share and FSP 03-06-1 (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2009	2008
		(Revised)
Basic earnings per share:
Net income attributable to common stockholders	$19,024	$12,331
Less: net income allocable to unvested restricted stock	(190)	(49)
Less: distributions in excess of earnings attributable to unvested restricted stock	(93)	(39)

Net income available to common stockholders	$18,741	$12,243

Diluted earnings per share:
Net income attributable to common stockholders	$19,024	$12,331
Plus: net income attributable to noncontrolling interests of operating partnership	722	589

Net income available to common stockholders and participating securities (including the Units)	$19,746	$12,920

Weighted-average common shares outstanding:
Basic	80,261,363	65,350,512
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	822,916	235,458
Operating partnership and LTIP units	3,415,086	3,438,965

Diluted	84,499,365	69,024,935

Basic and diluted earnings per share:
Income per share — basic and diluted:
Net income per share available to common stockholders	$0.23	$0.19

7. Incentive Award Plan
The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents and other incentive awards. The Company has reserved 2,500,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of March 31, 2009, 445,714 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through March 31, 2009, the Company had only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
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
During the three months ended March 31, 2009 and 2008, the Company granted 353,600 shares of unvested restricted stock with an aggregate value of $3.9 million (not including 3,435 shares of common stock, which were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), and 199,115 shares of unvested restricted stock and LTIP units with an aggregate value of $4.4 million under the Plan, respectively. For the three months ended March 31, 2009 and 2008, a total of 179,658 and 227,103 shares of restricted stock and LTIP units vested, with fair-values of $1.9 million and $5.2 million, respectively. In each of the three months ended March 31, 2009 and 2008, $1.4 million of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of March 31, 2009, total stock-based compensation expense related to unvested awards of $14.5 million will be recognized in the future over a weighted-average period of 3.2 years.
A summary of the Company’s unvested restricted stock and LTIP units is as follows:

		Weighted-
	Restricted Stock and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2009	900,841	$18.92
Granted	353,600	11.03
Vested	(179,658)	27.04

Balance at March 31, 2009	1,074,783	14.97

		Weighted-
	Restricted Stock and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2008	664,318	$27.81
Granted	199,115	22.29
Vested	(227,103)	23.93

Balance at March 31, 2008	636,330	26.37

8. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2009 was as follows:

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At March 31, 2009, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 4.1% (including the applicable credit spread).

(2)
PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $821,000 at March 31, 2009.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at March 31, 2009.

(4)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
The Company acts as the operating member or partner, as applicable, and day-to-day manager for these partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $698,000 and $452,000 in fees for the three months ended March 31, 2009 and 2008, respectively, for services provided to the PREI limited liability companies, which are reflected in tenant recoveries and other income in the consolidated statements of income.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Assets:
Investments in real estate, net	$599,935	$592,169
Cash and cash equivalents (including restricted cash)	6,322	6,757
Intangible assets, net	14,527	15,126
Other assets	19,484	16,373

Total assets	$640,268	$630,425

Liabilities and equity:
Mortgage notes payable	$370,821	$517,938
Other liabilities	24,080	24,844
Members’ equity	245,367	87,643

Total liabilities and equity	$640,268	$630,425

Company’s net investment in unconsolidated partnerships	$49,756	$18,173

On February 13, 2008, a wholly owned subsidiary of PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and are being used to fund the balance of the anticipated cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which was intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which increases on a monthly basis at predetermined amounts as additional borrowings are made. At March 31, 2009, there were $157.3 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 2.1%.
During the three months ended March 31, 2009, the Company provided approximately $32.3 million in additional funding to the PREI joint ventures pursuant to capital calls, primarily related to the refinancing of the secured acquisition and interim loan facility.
The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total revenues	$7,728	$7,623

Rental operations expense	2,606	1,834
Real estate taxes	2,121	1,724
Depreciation and amortization	3,303	2,248
Interest expense, net of interest income	2,089	2,682

Total expenses	10,119	8,488

Net loss	$(2,391)	$(865)

Company’s equity in net loss of unconsolidated partnerships	$(301)	$(172)

9. Derivatives and Other Financial Instruments
As of March 31, 2009, the Company had two forward starting swaps hedging interest payments associated with a forecasted debt issuance, with a total notional value of $300.0 million, which are valued on the accompanying consolidated balance sheets at their fair-values. At maturity, the Company will either (a) receive payment from the counterparties if the accumulated balance is an asset, or (b) make payment to the counterparties if the accumulated balance is a liability with the resulting receipt or payment deferred and amortized as an increase or decrease to interest expense over the term of the forecasted borrowing.
The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed rate debt by April 30, 2009. Such fixed rate debt was generally expected to be issued in connection with a refinancing of the Company’s secured construction loan. The Company had entered into two additional forward starting swaps, with an aggregate notional amount of $150.0 million, that were initially designed to hedge interest payments associated with the forecasted debt issuance. As of December 31, 2008 the hedging relationship for these forward starting swaps was no longer considered highly effective as the expectation of forecasted interest payments changed, resulting in the discontinuance of hedge accounting for the swaps. A further reduction in the expectation of forecasted interest payments, due to a reduction in the notional amount of the forecasted debt from $400.0 million at December 31, 2008 to $368.0 million at March 31, 2009, resulted in the reclassification of $4.5 million of unrealized losses from accumulated other comprehensive income to a loss on derivative instruments during the three months ended March 31, 2009. Additionally, changes in the fair-value of these swaps were recorded directly in earnings in the consolidated income statements during the three months ended March 31, 2009 resulting in a gain on derivatives of $4.4 million. One of the swaps, with a notional value of $50.0 million was, settled during the quarter for approximately $8.9 million. The other three swaps, with notional values of $400.0 million, were settled subsequent to March 31, 2009 for approximately $77.6 million.

As of March 31, 2009, the Company also had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining two interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.9%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s secured construction loan. No initial investment was made to enter into the interest rate swap agreements.
The following is a summary of the terms of the interest rate swaps and the forward starting swaps and their fair-values, which are included in derivative instruments (liability account) on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				March 31,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2009	2008
	$250,000	4.157%	June 1, 2005	June 1, 2010	$(9,620)	$(11,011)
	115,000	4.673%	October 1, 2007	August 1, 2011	(8,915)	(9,349)
	35,000	4.700%	October 10, 2007	August 1, 2011	(2,741)	(2,858)

Interest rate swaps	400,000				(21,276)	(23,218)

	150,000	5.162%	December 30, 2008	December 30, 2018	(29,856)	(34,307)
	50,000	5.167%	December 30, 2008	December 30, 2018	—	(11,449)
	100,000	5.167%	December 30, 2008	December 30, 2018	(19,980)	(22,942)
	150,000	5.152%	December 30, 2008	December 30, 2018	(29,728)	(34,175)

Forward starting swaps (2)	$450,000				$(79,564)	$(102,873)

Total derivative instruments	$850,000				$(100,840)	$(126,091)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)
One of the forward starting swaps was settled with the related counterparty in February 2009, resulting in payment by the Company of approximately $8.9 million. As the forward starting swap was no longer considered highly effective as of December 31, 2008, changes in the fair-value of the derivative during the three months ended March 31, 2009 were recorded directly in earnings in the consolidated statements of income. The other three forward starting swaps, with notional values of $400.0 million, were settled subsequent to March 31, 2009 for approximately $77.6 million.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recorded a loss on derivative instruments of $56,000 as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments in earnings, attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. An immaterial amount of hedge ineffectiveness was recognized for the three months ended March 31, 2008. If the Company is unable to complete the forecasted issuance of fixed-rate debt by June 30, 2009 or completes the issuance by June 30, 2009, but in an amount less than the $368.0 million, additional ineffectiveness may occur. The amount of ineffectiveness that the Company would be required to record will depend on the value of the swaps, the timing of the settlement of the swaps, and the amount and timing of debt issued.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $21.5 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the three months ended March 31, 2009, approximately $897,000 of settlement payments relating to our interest rate swaps have been deferred in accumulated other comprehensive income related to the Company’s Pacific Research Center property and other properties currently under development or redevelopment.

The following is a summary of the amount of gain/(loss) recognized in accumulated other comprehensive income related to the derivative instruments for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Amount of gain/(loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$1,987	$(14,321)
Forward starting swaps	6,479	(17,746)

Total cash flow hedges	8,466	(32,067)

Ineffective interest rate swaps	4,321	—

Total interest rate swaps	$12,787	$(32,067)

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps	$(3,905)	$(797)
Forward starting swaps	—	—

Total cash flow hedges	(3,905)	(797)

Ineffective interest rate swaps	—	—

Total interest rate swaps	$(3,905)	$(797)

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(9)	$—
Forward starting swaps	(352)	—

Total cash flow hedges	(361)	—

Ineffective interest rate swaps	305	—

Total interest rate swaps	$(56)	$—

10. New Accounting Standards
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP 107-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair-value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. In addition, FSP 107-1 amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Companies will also be required to disclose the method and significant assumptions used to estimate the fair-value of financial instruments and describe any changes in the methods or methodology occurring during the period. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted, but does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company believes that the adoption of FSP 107-1 will not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which provides guidance for assessing whether impairment of a debt security is other-than-temporary in nature and should be recognized as a loss in earnings. FSP 115-2 indicates that in order for a Company to avoid recognizing an other-than-temporary impairment of a debt security, it must assess (a) whether it has the intent to sell the debt security or (b) whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the Company must recognize an other-than-temporary impairment. In addition, if an impairment loss is recognized, FSP 115-2 requires the loss to be recorded in the statement of income, with a corresponding offset for a portion that may be reflected in other comprehensive income. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption for periods ending after March 15, 2009 permitted. FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company believes that the adoption of FSP 115-2 will not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance for estimating fair-value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption for periods ending after March 15, 2009 permitted. FSP 115-2 does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company believes that the adoption of FSP 157-4 will not have a material impact on its consolidated financial statements.
In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”), which further defines the meaning of the phrase “other-than-temporary impairment” with respect to available-for-sale equity securities pursuant to the guidance provided in FSP 115-2. Furthermore, the Securities and Exchange Commission provided specific examples of situations in which it believes that a decline in value of an equity security classified as available-for-sale is other than temporary and that a write-down of the carrying value would be required. The Company believes that the interpretations provided in SAB 111 will not have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “we”, “us”, “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the ability of our tenants to obtain funding to run their businesses; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the national and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased interest rates and operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2008. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
At March 31, 2009, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.5 million rentable square feet, including approximately 735,000 square feet of development in progress. We also owned undeveloped land parcels adjacent to existing properties that we estimate can support up to 1.4 million rentable square feet of laboratory and office space.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), repositioning and redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at March 31, 2009:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized properties	41	5,800,907	98.6%	4	257,308	100.0%	45	6,058,215	98.7%
Lease up properties	17	1,758,483	55.9%	2	417,290	27.3%	19	2,175,773	50.5%

Total operating portfolio	58	7,559,390	88.7%	6	674,598	55.1%	64	8,233,988	85.9%
Repositioning and redevelopment properties	2	1,543,858	21.8%	—	—	n/a	2	1,543,858	21.8%
Construction in progress	2	456,708	68.5%	1	280,000	—	3	736,708	42.5%

Total portfolio	62	9,559,956	76.9%	7	954,598	38.9%	69	10,514,554	73.5%
Land parcels	n/a	1,352,000	n/a	—	—	n/a	n/a	1,352,000	n/a

Total proforma portfolio(1)	62	10,911,956	n/a	7	954,598	n/a	69	11,866,554	n/a

(1)	Percent of rentable square feet leased excludes undeveloped land parcels.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2009, our operating portfolio was 85.9% leased to 121 tenants. As of December 31, 2008, our operating portfolio was 86.9% leased to 115 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our operating portfolio, which increased by approximately 777,000 rentable square feet in the three months ended March 31, 2009 due to the completion of development or redevelopment activities at a number of properties.
Leases representing approximately 3.7% of our leased square footage expire during the remainder of 2009 and leases representing approximately 7.5% of our leased square footage expire during 2010. Our leasing strategy for 2009 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities. We may proceed with additional new developments, as real estate and capital market conditions permit.
It is generally acknowledged that the United States has been in an economic recession since the fourth quarter of 2007. The recession has been accompanied by a severe tightening of credit and capital markets that have significantly increased our cost of capital. Our ability to raise debt and equity capital has contributed to our successful growth strategy. However, over the past twelve months, we have, as have REITs in general, focused on deleveraging and preserving capital. While we expect to be able to continue to raise debt capital, we expect that such debt will carry significantly higher interest rates and lower advance rates measured based on a ratio of loan-to-value.
During the past six months, we have also seen an increase in bankruptcies from certain tenants that are not well capitalized and an increase in tenants seeking to terminate existing lease arrangements. To date, we have not been significantly affected by tenant bankruptcies or lease terminations because space associated with leases terminated by tenants (either voluntarily or due to bankruptcy) has already been subleased (and we will enter into direct leases with subtenants) or can be re-leased, or we are receiving termination payments compensating us for a portion of lost rents. However, there can be no assurance that recent trends in lease terminations will not continue and, if they do, that we will be able to continue to materially mitigate the effects of any such terminations.
As a direct result of the current economic recession, we believe it is possible that the fair-values of some of our properties may have declined below their respective carrying values. However, as we presently have the ability and intent to continue to own and operate our existing portfolio of properties, expected undiscounted future cash flows from the operation of the properties is expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found in our annual report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2009 or 2008), new properties (properties that were not owned for each of the three months ended March 31, 2009 and 2008 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint venture limited liability companies), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$54,311	$49,217	$13,965	$1,025	$147	$104	$(4)	$(4)
Tenant recoveries	14,925	16,090	5,990	336	19	5	147	151
Other income	3,904	137	5	—	—	—	542	297

Total revenues	$73,140	$65,444	$19,960	$1,361	$166	$109	$685	$444

Rental Revenues. Rental revenues increased $18.1 million to $68.4 million for the three months ended March 31, 2009 compared to $50.3 million for the three months ended March 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property). Same property rental revenues increased $5.1 million, or 10.4%, for the three months ended March 31, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the acceleration of the amortization of below-market lease intangible assets related to lease terminations of approximately $2.7 million, the commencement of new leases at certain properties in 2009, and increases in lease rates related to CPI adjustments and increases in lease rates on lease extensions (increasing rental revenue recognized on a straight-line basis), partially offset by lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements increased $4.5 million to $21.1 million for the three months ended March 31, 2009 compared to $16.6 million for the three months ended March 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $1.2 million, or 7.2%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily as a result of changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses, partially offset by net increases in utility usage and other recoverable costs compared to the prior year.
The percentage of recoverable expenses recovered at our properties decreased to 71.7% for the three months ending March 31, 2009 compared to 86.7% for the three months ending March 31, 2008, primarily due to properties that were placed in service in 2009, but were not fully leased, and properties for which leases commenced in 2008 and 2009, but for which payment for recoverable expenses will not begin until a later period. In addition, property recovery percentages were affected by a decrease in tenant recoveries due to early lease terminations of approximately $185,000 and a corresponding increase in the rental operations expense of approximately $3.4 million.
Other Income. Other income was $4.4 million for the three months ended March 31, 2009 compared to $434,000 for the three months ended March 31, 2008. Other income for the three months ended March 31, 2009 was primarily comprised of consideration received related to early lease terminations of approximately $3.8 million and development fees earned from our PREI joint ventures. Other income for the three months ended March 31, 2008 was primarily comprised of development fees related to our PREI joint venture limited liability companies.

The following tables show operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$14,975	$12,500	$5,857	$266	$310	$208	$1,010	$891
Real estate taxes	4,874	5,030	2,348	230	11	9	—	—
Depreciation and amortization	20,504	17,218	6,597	427	212	42	—	—

Total expenses	$40,353	$34,748	$14,802	$923	$533	$259	$1,010	$891

Rental Operations Expense. Rental operations expense increased $8.3 million to $22.2 million for the three months ended March 31, 2009 compared to $13.9 million for the three months ended March 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the write-off of certain assets related to early lease terminations of approximately $3.4 million, partially offset by properties that generated rental revenues in 2008, which subsequently entered redevelopment. Same property rental operations expense increased $2.5 million, or 19.8%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the write-off of certain assets related to early lease terminations, and net increases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by change in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses.
Real Estate Tax Expense. Real estate tax expense increased $1.9 million to $7.2 million for the three months ended March 31, 2009 compared to $5.3 million for the three months ended March 31, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property). Same property real estate tax expense decreased $156,000, or 3.1%, for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a refund in the first three months of 2009 for successful tax appeals.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.6 million to $27.3 million for the three months ended March 31, 2009 compared to $17.7 million for the three months ended March 31, 2008. The increase was primarily due to commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties in 2008 and 2009 (principally at our Center for Life Science | Boston property) and the acceleration of depreciation on certain assets related to early lease terminations of approximately $3.7 million.
General and Administrative Expenses. General and administrative expenses decreased $914,000 to $5.3 million for the three months ended March 31, 2009 compared to $6.2 million for the three months ended March 31, 2008. The decrease was primarily due to lower amounts of compensation expense for senior management due to the retirement of one of our founders in December 2008.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $129,000 to $301,000 for the three months ended March 31, 2009 compared to $172,000 for the three months ended March 31, 2008. The increase was primarily due to cessation of the capitalization of interest and operating expenses at certain properties of our PREI joint ventures that were placed in service in 2008.
Interest Expense. Interest cost incurred for the three months ended March 31, 2009 totaled $16.2 million compared to $22.2 million (revised for adoption of FSP 14-1, which increased interest cost by approximately $662,000) for the three months ended March 31, 2008. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes, (b) the repayment of certain mortgage notes and (c) decreases in the average interest rate on our outstanding borrowings.
During the three months ended March 31, 2009, we capitalized $4.1 million of interest compared to $15.0 million (revised for adoption of FSP 14-1, which increased capitalized interest by approximately $409,000) for the three months ended March 31, 2008. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on these and other properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended uses through 2009. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $4.9 million to $12.1 million for the three months ended March 31, 2009 compared to $7.2 million for the three months ended March 31, 2008. We expect interest expense to continue to increase in 2009 as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, and also due to the refinancing of certain debt from variable-rate to fixed-rate debt in 2009.

Loss on derivative instruments. During the three months ended March 31, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated income statement as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at March 31, 2009. The loss on derivative instruments for the three months ended March 31, 2009 also includes approximately $4.4 million of gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
Gain on Extinguishment of Debt. In March 2009, we repurchased $12.0 million face value of our exchangeable senior notes for approximately $6.9 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $4.4 million (net of the write-off of approximately $719,000 in deferred loan fees and unamortized debt discount), which is reflected in our consolidated statements of income.
Noncontrolling Interests. Income attributable to noncontrolling interests increased $124,000 to $705,000 for the three months ended March 31, 2009 compared to $581,000 for the three months ended March 31, 2008. The increase in noncontrolling interests was due to the increase in net income, partially offset by an increase in the net loss in noncontrolling interests in our consolidated partnerships for the three months ended March 31, 2009.
Cash Flows
Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

	2009	2008	Change
	(In thousands)
Net cash provided by operating activities	$43,296	$26,319	$16,977
Net cash used in investing activities	(77,623)	(64,646)	(12,977)
Net cash provided by financing activities	45,223	44,231	992
Ending cash and cash equivalents balance	32,318	19,383	12,935
Net cash provided by operating activities increased $17.0 million to $43.3 million for the three months ended March 31, 2009 compared to $26.3 million for the three months ended March 31, 2008. The increase was primarily due to an increase in net income before depreciation and amortization and changes in operating assets and liabilities.
Net cash used in investing activities increased $13.0 million to $77.6 million for the three months ended March 31, 2009 compared to $64.6 million for the three months ended March 31, 2008. The increase was primarily due to higher contributions to unconsolidated partnerships (primarily related to the refinancing of the PREI limited liability companies’ secured acquisition and interim loan facility), partially offset by decreases in the purchases of interests in investments in real estate and additions to non-real estate assets (primarily related to our relocation to a new corporate headquarters).
Net cash provided by financing activities increased $992,000 to $45.2 million for the three months ended March 31, 2009 compared to $44.2 million for the three months ended March 31, 2008. The increase was primarily due to higher borrowings on the unsecured line of credit, partially offset by lower secured construction loan borrowings.
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

Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income attributable to common stockholders (in thousands, except share data) was as follows:

	Three Months Ended
	March 31,
	2009	2008
		(Revised)
Net income attributable to common stockholders	$19,024	$12,331
Adjustments:
Noncontrolling interests in operating partnership	722	589
Depreciation and amortization — unconsolidated partnerships	662	451
Depreciation and amortization — consolidated entities	27,313	17,687
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(20)	(8)

Funds from operations available to common shares and Units	$47,701	$31,050

Funds from operations per share — diluted	$0.56	$0.45

Weighted-average common shares and Units outstanding — diluted	84,499,365	69,024,935

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders, swap settlements, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding mortgage indebtedness, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions. Debt maturities through 2009 include our secured construction loan with an outstanding balance of $507.1 million as of March 31, 2009. The secured construction loan matures in November 2009, but we may extend the maturity date for one year through November 16, 2010 after satisfying certain conditions and payment of an extension fee.
On March 17, 2009, we settled a forward starting swap with a notional value of $50.0 million for approximately $8.9 million. We have three additional forward starting swaps that required cash settlement on or before April 30, 2009. As of March 31, 2009, the fair-values of these three forward starting swaps was $79.6 million, reflecting values of approximately $29.9 million for the $150.0 million notional amount swap with a Strike Rate of 5.162%, $20.0 million for the $100.0 million notional amount swap with a Strike Rate of 5.167% and $29.7 million for the $150.0 million notional amount swap with a Strike Rate of 5.152%. These three forward starting swaps were settled with the respective counterparties for the amount of $77.6 million during the month of April 2009, subsequent to quarter-end. See Note 9 to the consolidated financial statements for a discussion of the accounting for the forward starting swaps.
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
We are presently in discussions with various financial institutions regarding the refinancing of our secured construction loan in an effort to complete a refinancing by June 30, 2009. Given current uncertainty in the credit markets there are no assurances that we will be able to complete a refinancing in this time frame. We believe we can refinance at least $368.0 million of the current loan balance with new fixed rate, term debt in either a single transaction or a series of transactions. We may be required to refinance amounts in excess of $368.0 million, which could require us to obtain other secured or unsecured financing, draw on our unsecured line of credit or both to fund the excess. Although we are making efforts to complete a refinancing by June 30, 2009, the loan does not mature until November 2009. Further, we may extend the maturity date for one year through November 16, 2010 after satisfying certain conditions and payment of an extension fee.
In March 2009, we completed the repurchase of $12.0 million face value of our exchangeable senior notes for approximately $6.9 million.
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
Our total capitalization at March 31, 2009 was approximately $2.2 billion and was comprised of the following:

		Aggregate Principal
		Amount or
	Shares/Units at	Dollar Value	Percent of Total
	March 31, 2009	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$351,469	15.7%
Secured construction loan		507,128	22.8%
Secured term loan		250,000	11.2%
Exchangeable senior notes (2)		111,068	5.0%
Unsecured line of credit		204,334	9.2%

Total debt		1,423,999	63.9%
Equity:
Common shares outstanding (3)	81,181,196	549,597	24.7%
7.375% Series A Preferred shares outstanding (4)	9,200,000	230,000	10.3%
Operating partnership units outstanding (5)	2,795,364	18,925	0.9%
LTIP units outstanding (5)	566,540	3,835	0.2%

Total equity		802,357	36.1%

Total capitalization		$2,226,356	100.0%

(1)	Amount includes debt premiums of $8.4 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount includes a debt discount of $5.2 million recorded in accordance with FSP 14-1.

(3)	Based on the market closing price of our common stock of $6.77 per share on the last trading day of the quarter (March 31, 2009).

(4)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(5)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $6.77 per share on the last trading day of the quarter (March 31, 2009).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At March 31, 2009, the ratio of debt to total asset book value was approximately 43.0%. However, our board of directors may from time to time modify our debt policy in light of economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.

We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off Balance Sheet Arrangements
As of March 31, 2009, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8).
McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of McKellar Court were $16.1 million and $16.4 million at March 31, 2009 and December 31, 2008, respectively, and the liabilities were $10.6 million at both March 31, 2009 and December 31, 2008. Our equity in net income of McKellar Court was $20,000 for both the three months ended March 31, 2009 and 2008.
PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation of the PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI limited liability companies were $624.1 million and $614.2 million and the liabilities were $384.2 million and $532.1 million at March 31, 2009 and December 31, 2008, respectively. Our equity in net loss of the PREI limited liability companies (net of intercompany eliminations) were $321,000 and $192,000 for the three months ended March 31, 2009 and 2008, respectively.
We have been the primary beneficiary in three other variable interest entities, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		March 31,	December 31,
Name	Percentage	Interest Rate (2)	2009	2008	Maturity Date
PREI I and PREI II(3)	20%	4.06%	$40,650	$72,811	February 10, 2011
PREI I(4)	20%	4.10%	31,451	28,706	August 13, 2010
McKellar Court(5)	21%	4.63%	2,166	2,175	January 1, 2010

Total			$74,267	$103,692

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of March 31, 2009.

(3)
Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable-rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 8 in the accompanying consolidated financial statements). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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

(5)
Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $86,000 of unamortized debt premium).

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
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2009:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2007	March 15, 2007	April 16, 2007	$0.3100	$0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094
December 31, 2007	December 12, 2007	January 15, 2008	0.3100	0.46094
March 31, 2008	March 14, 2008	April 15, 2008	0.3350	0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
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
As of March 31, 2009, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	March 31, 2009
Fixed interest rate (2)	$462,537	32.5%	5.75%
Variable interest rate (3)	961,462	67.5%	3.69%

Total/effective interest rate	$1,423,999	100.0%	4.33%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes 13 mortgage notes payable secured by certain of our properties (including $8.4 million of unamortized premium) and our exchangeable senior notes (including $5.2 million of unamortized debt discount).

(3)
Includes our unsecured line of credit, secured term loan, and secured construction loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we are party to two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable-rate borrowings at 5.9% (based on the applicable credit spreads for the underlying debt). We have also entered into an interest rate swap agreement that is intended to fix the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% (including the credit spread for the $250.0 million secure term loan) until the interest rate swap expires in 2010. We have also entered into two forward starting swap agreements designated as cash flow hedges, which will have the effect of fixing the interest rate on $300.0 million of forecasted debt issuance (after retirement of the secured construction loan) at approximately 5.2%.

To determine the fair-value of our outstanding indebtedness, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At March 31, 2009, the fair-value of the fixed-rate debt was estimated to be $416.0 million compared to the net carrying value of $464.8 million (includes $3.3 million of unamortized premiums, net of discounts, with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of March 31, 2009 in relation to total assets of $3.3 billion and equity market capitalization of $802.4 million of our common stock, operating partnership and LTIP units, and preferred stock.
Based on the outstanding unhedged balances of our unsecured line of credit, secured construction loan, and secured term loan and our proportionate share of the outstanding balances for the PREI limited liability companies’ secured acquisition loan and secured construction loan at March 31, 2009, a 1% change in interest rates would change our interest cost by approximately $5.7 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor, to our knowledge, is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Final 415 Regulations Amendment to the BioMed Realty 401(k) Retirement Savings Plan.

10.2	Sixth Amendment to the BioMed Realty 401(k) Retirement Savings Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ KENT GRIFFIN
Kent Griffin
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Dated: April 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Final 415 Regulations Amendment to the BioMed Realty 401(k) Retirement Savings Plan.

10.2	Sixth Amendment to the BioMed Realty 401(k) Retirement Savings Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.