Form 10-Q
period 2009-06-30
BioMed Realty Trust Inc
filed 2009-07-30
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 29, 2009 was 98,115,525.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
		(Revised)
ASSETS
Investments in real estate, net	$2,994,072	$2,960,429
Investments in unconsolidated partnerships	49,243	18,173
Cash and cash equivalents	34,101	21,422
Restricted cash	15,638	7,877
Accounts receivable, net	10,178	9,417
Accrued straight-line rents, net	69,046	58,138
Acquired above-market leases, net	3,688	4,329
Deferred leasing costs, net	90,472	101,519
Deferred loan costs, net	8,535	9,754
Other assets	36,939	38,256

Total assets	$3,311,912	$3,229,314

LIABILITIES AND EQUITY
Mortgage notes payable, net	$717,764	$353,161
Secured construction loan	—	507,128
Secured term loan	250,000	250,000
Exchangeable senior notes, net	103,077	122,043
Unsecured line of credit	292,404	108,767
Security deposits	7,660	7,623
Dividends and distributions payable	15,383	32,445
Accounts payable, accrued expenses, and other liabilities	66,406	66,821
Derivative instruments	17,910	126,091
Acquired below-market leases, net	13,550	17,286

Total liabilities	1,484,154	1,591,365
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	222,413	222,413
Common stock, $.01 par value, 150,000,000 and 100,000,000 shares authorized, 98,118,639 and 80,757,421 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	981	808
Additional paid-in capital	1,833,026	1,661,009
Accumulated other comprehensive loss	(91,525)	(112,126)
Dividends in excess of earnings	(147,306)	(146,536)

Total stockholders’ equity	1,817,589	1,625,568
Noncontrolling interests	10,169	12,381

Total equity	1,827,758	1,637,949

Total liabilities and equity	$3,311,912	$3,229,314

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Revenues:
Rental	$65,716	$54,223	$134,135	$104,565
Tenant recoveries	17,189	15,804	38,270	32,386
Other income	3,175	744	7,626	1,178

Total revenues	86,080	70,771	180,031	138,129

Expenses:
Rental operations	14,661	13,454	36,813	27,318
Real estate taxes	7,613	4,915	14,846	10,185
Depreciation and amortization	24,501	19,331	51,813	37,018
General and administrative	5,126	5,645	10,407	11,839

Total expenses	51,901	43,345	113,879	86,360

Income from operations	34,179	27,426	66,152	51,769
Equity in net (loss)/ income of unconsolidated partnerships	(465)	43	(766)	(130)
Interest income	101	106	164	261
Interest expense	(12,875)	(9,009)	(24,955)	(16,181)
Gain on derivative instruments	360	—	303	—
Gain on extinguishment of debt	1,781	—	6,152	—

Net income	23,081	18,566	47,050	35,719
Net income attributable to noncontrolling interests	(645)	(620)	(1,350)	(1,202)

Net income attributable to Company	22,436	17,946	45,700	34,517
Preferred stock dividends	(4,241)	(4,241)	(8,481)	(8,481)

Net income available to common stockholders	$18,195	$13,705	$37,219	$26,036

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$0.19	$0.44	$0.38

Weighted-average common shares outstanding:
Basic	88,503,295	70,094,003	84,403,582	67,722,258

Diluted	92,615,935	73,811,597	88,580,072	71,418,266

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2008 (Revised)	$222,413	80,757,421	$808	$1,661,009	$(112,126)	$(146,536)	$1,625,568	$12,381	$1,637,949
Net proceeds from sale of common stock	—	16,754,854	168	166,758	—	—	166,926	—	166,926
Net issuances of unvested restricted common stock	—	344,554	3	(33)	—	—	(30)	—	(30)
Conversion of operating partnership units to common stock	—	261,810	2	1,869	—	—	1,871	(2,212)	(341)
Vesting of share-based awards	—	—	—	2,787	—	—	2,787	—	2,787
Allocation of equity to noncontrolling interests	—	—	—	636	—	—	636	(636)	—
Common stock dividends	—	—	—	—	—	(37,989)	(37,989)	—	(37,989)
Net income	—	—	—	—	—	45,700	45,700	1,350	47,050
Preferred stock dividends	—	—	—	—	—	(8,481)	(8,481)	—	(8,481)
OP unit distributions	—	—	—	—	—	—	—	(1,475)	(1,475)
Unrealized gain on marketable securities	—	—	—	—	1,680	—	1,680	60	1,740
Unrealized gains on derivative instruments	—	—	—	—	18,921	—	18,921	701	19,622

Balance at June 30, 2009	$222,413	98,118,639	$981	$1,833,026	$(91,525)	$(147,306)	$1,817,589	$10,169	$1,827,758

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Net income available to common stockholders and noncontrolling interests	$18,840	$14,325	$38,569	$27,238
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	8,671	30,565	21,458	(1,502)
Equity in other comprehensive income of unconsolidated partnerships	(23)	312	(236)	312
Deferred settlement payments derivative instruments, net	(725)	(1,831)	(1,600)	(2,826)
Unrealized gain on marketable securities	1,170	—	1,740	—

Total other comprehensive income/(loss)	9,093	29,046	21,362	(4,016)

Comprehensive income	27,933	43,371	59,931	23,222
Comprehensive (income)/loss attributable to noncontrolling interests	(949)	1,844	(2,111)	944

Comprehensive income attributable to common stockholders	$26,984	$45,215	$57,820	$24,166

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(Revised)
Operating activities:
Net income	$47,050	$35,719
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(6,152)	—
Gain on derivative instruments	(303)	—
Depreciation and amortization	51,813	37,018
Allowance for doubtful accounts	3,824	39
Revenue reduction attributable to acquired above-market leases	641	728
Revenue recognized related to acquired below-market leases	(5,114)	(3,006)
Revenue reduction attributable to lease incentives	637	290
Compensation expense related to restricted common stock and LTIP units	2,787	2,839
Amortization of deferred loan costs	2,363	1,524
Amortization of debt premium on mortgage notes payable	(920)	(397)
Amortization of debt discount on exchangeable senior notes	936	1,345
Loss from unconsolidated partnerships	766	130
Distributions representing return on capital from unconsolidated partnerships	61	306
Changes in operating assets and liabilities:
Restricted cash	(7,761)	876
Accounts receivable	(1,230)	1,041
Accrued straight-line rents	(14,263)	(10,582)
Deferred leasing costs	(4,955)	(4,332)
Other assets	2,975	(1,422)
Security deposits	37	521
Accounts payable, accrued expenses and other liabilities	(507)	(10,299)

Net cash provided by operating activities	72,685	52,338

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(69,369)	(130,827)
Distributions representing return of capital from unconsolidated partnerships	—	1,373
Contributions to unconsolidated partnerships, net	(32,135)	(67)
Receipts of master lease payments	—	103
Additions to non-real estate assets	(31)	(5,038)

Net cash used in investing activities	(101,535)	(134,456)

Financing activities:
Proceeds from common stock offering	174,250	156,289
Payment of common stock offering costs	(7,324)	(6,594)
Payment of deferred loan costs	(1,735)	—
Unsecured line of credit proceeds	350,617	91,801
Unsecured line of credit payments	(166,980)	(149,538)
Mortgage loan proceeds	368,000	—
Principal payments on mortgage notes payable	(2,477)	(4,992)
Repurchases of exchangeable senior notes	(12,605)	—
Settlement of derivative instruments	(86,482)	—
Secured construction loan proceeds	—	58,837
Secured construction loan payments	(507,128)	—
Deferred settlement payments, net on interest rate swaps	(1,600)	(2,826)
Distributions to operating partnership unit and LTIP unit holders	(2,277)	(2,200)
Dividends paid to common stockholders	(54,249)	(42,299)
Dividends paid to preferred stockholders	(8,481)	(8,482)

Net cash provided by financing activities	41,529	89,996

Net increase in cash and cash equivalents	12,679	7,878
Cash and cash equivalents at beginning of period	21,422	13,479

Cash and cash equivalents at end of period	$34,101	$21,357

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $7,601 and $26,908, respectively)	$21,734	$15,768
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	10,793	24,025
Accrual for distributions declared for operating partnership unit and LTIP unit holders	349	1,174
Accrued additions to real estate and related intangible assets	26,565	44,926
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. In preparing the accompanying interim financial statements, the Company has evaluated the potential occurrence of subsequent events through July 30, 2009, the date at which the financial statements were issued. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment (based on estimated future discounted cash flows) is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of June 30, 2009.
Investments in Real Estate
Investments in real estate, net consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
		(Revised)
Land	$374,468	$347,878
Land under development	42,933	69,529
Buildings and improvements	2,306,668	2,104,072
Construction in progress	296,013	439,221
Tenant improvements	172,987	161,839

	3,193,069	3,122,539
Accumulated depreciation	(198,997)	(162,110)

	$2,994,072	$2,960,429

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
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future undiscounted cash flows (excluding interest charges) expected to result from a long-lived asset’s use and eventual disposition are insufficient to recover the carrying value of the long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets, including estimates of future cash flows, considering factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through June 30, 2009, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of June 30, 2009. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at June 30, 2009 consisted of the following (in thousands):

	Balance at
	June 30,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(104,332)	$64,058
Acquired management agreements	12,921	(9,883)	3,038
Deferred leasing and other direct costs	30,152	(6,776)	23,376

	$211,463	$(120,991)	$90,472

Deferred leasing costs, net at December 31, 2008 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2008	Amortization	Net
Acquired in-place leases	$168,390	$(92,072)	$76,318
Acquired management agreements	12,921	(8,602)	4,319
Deferred leasing and other direct costs	26,364	(5,482)	20,882

	$207,675	$(106,156)	$101,519

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

All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed-rate renewal periods (based on the Company’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases and any fixed-rate renewal periods, if applicable. If a tenant abandons its space or terminates its lease prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
Acquired above-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(9,041)	(8,400)

	$3,688	$4,329

Acquired below-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Acquired below-market leases	$39,339	$37,961
Accumulated amortization	(25,789)	(20,675)

	$13,550	$17,286

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Lease incentives	$11,920	$11,698
Accumulated amortization	(2,848)	(2,211)

	$9,072	$9,487

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

Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The amortization of the related straight-line rent receivable, tenant recoveries and remaining other tangible and intangible assets corresponding to the lease terminations is accelerated to the termination date as a charge to their respective line items. The effect of lease terminations for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental revenues	$—	$—	$2,619	$—
Other revenue	2,643	—	6,543	—

Total revenue	2,643	—	9,162	—

Rental operations expense	520	—	4,204	—
Depreciation and amortization	325	—	4,005	—

Total expenses	845	—	8,209	—

Net effect of lease terminations	$1,798	$—	$953	$—

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
Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Equity securities, initial cost basis	$620	$—
Unrealized gain	1,740	—

Equity securities, fair-value	$2,360	$—

Share-Based Payments
SFAS No. 123 (revised 2004), Share-Based Payment, requires that all share-based payments to employees be recognized in the income statement based on their fair-value. The fair-value is recorded based on the market value of the common stock on the grant date and is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures. Through June 30, 2009, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan (see Note 7), which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options.
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
The Company has used forward starting and interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).
The valuation of the Company’s investments in publicly-traded investments utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. Although the Company has determined that the majority of the inputs used to value its investments fall within Level 1 of the fair-value hierarchy, discounts that may be applied to investments in private companies utilize Level 3 inputs. However, as of June 30, 2009, the Company has determined that the impact of the discounts on the overall valuation of its investments is not significant. As a result, the Company has determined that valuations of its investments in their entirety are classified in Level 1 of the fair-value hierarchy.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of June 30, 2009.

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
The Company records all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of its derivatives, the Company considers the credit risk of its counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The current and pervasive disruptions in the financial markets have heightened the risks to these institutions. While management believes that its counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.
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
The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three and six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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
Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) (see Note 3), FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”), an interpretation of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (see Note 5), and FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) (see Note 6), which have been applied retroactively to prior periods.
3. Equity
During the six months ended June 30, 2009, the Company issued restricted stock awards to employees and to members of its board of directors totaling 353,600 and 10,000 shares of common stock, respectively (3,435 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 15,611 shares of common stock were forfeited during that period), which are included in the total of common stock outstanding as of the period end (see Note 7).
On May 21, 2009, the Company completed the issuance of 16,754,854 shares of common stock, including the exercise of an over-allotment option of 754,854 shares, resulting in net proceeds of approximately $166.9 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
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
Common Stock, Partnership Units and LTIP Units
As of June 30, 2009, the Company had outstanding 98,118,639 shares of common stock and 2,607,164 and 566,540 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed below in this Note 3 and the LTIP units are discussed further below in this Note 3 and in Note 7.

7.375% Series A Cumulative Redeemable Preferred Stock
As of June 30, 2009, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the six months ended June 30, 2009:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 16, 2009	Common stock and	$0.33500	January 1, 2009 to	April 15, 2009	$28,322
	partnership and		March 31, 2009
	LTIP units
March 16, 2009	Series A preferred	$0.46094	January 16, 2009 to	April 15, 2009	$4,240
	Stock		April 15, 2009
June 15, 2009	Common stock and	$0.11000	April 1, 2009 to	July 15, 2009	$11,142
	partnership and		June 30, 2009
	LTIP units
June 15, 2009	Series A preferred	$0.46094	April 16, 2009 to	July 15, 2009	$4,241
	Stock		July 15, 2009
Total 2009 dividends and distributions declared through June 30, 2009:

Common stock, partnership units, and LTIP units	$39,464
Series A preferred stock	8,481

$47,945

Noncontrolling Interests
On January 1, 2009, the Company adopted SFAS 160, which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of SFAS 160, the guidance in EITF Topic D-98, Classification and Measurement of Redeemable Securities (“D-98”), was amended to include redeemable noncontrolling interests within its scope. If noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.

Noncontrolling interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units upon vesting of the Units, if applicable. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. With respect to the noncontrolling interests in the Operating Partnership, D-98 requires that noncontrolling interests with the redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer be further evaluated under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), paragraphs 12-32 to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the Units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance and determined that the Units meet the requirements of EITF 00-19 to qualify for presentation as permanent equity.
SFAS 160 was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result of the adoption of SFAS 160, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets. For the six months ended June 30, 2009, the Company recorded a decrease to the carrying value of noncontrolling interests of approximately $636,000 (a corresponding increase was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity at June 30, 2009. In periods subsequent to the adoption of SFAS 160, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.
The redemption value of the Units not owned by the Company at June 30, 2009 was approximately $31.5 million based on the average closing price of the Company’s common stock of $9.91 per share for the ten consecutive trading days immediately preceding June 30, 2009.
The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2009		December 31, 2008
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	97,293,984	97.1%	80,208,533	96.3%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,273,386	2.3%	2,961,369	3.5%
Partnership and LTIP units held by third parties(1)	665,802	0.6%	122,192	0.2%

Total	100,233,172	100.0%	83,292,094	100.0%

(1)	Includes vested ownership interests held by a former employee, which are now classified as held by a third party.
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
The accompanying consolidated financial statements include the results of investments in three variable interest entities in which the Company was considered to be the primary beneficiary under FIN 46R for some or all of the periods presented. As of June 30, 2009, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this limited liability company not owned by the Company are classified as a portion of the noncontrolling interests on the consolidated balance sheets as of June 30, 2009. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company. The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
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

4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	June 30,	December 31,
	Rate	Rate	2009	2008	Maturity Date
Ardentech Court	7.25%	5.06%	$4,409	$4,464	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	14,709	14,923	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,315	11,384	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	350,000	—	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	66,958	67,810	December 1, 2018
Lucent Drive	5.50%	5.50%	5,237	5,341	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	8,954	9,084	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,645	6,694	September 1, 2012
Road to the Cure	6.70%	5.78%	15,080	15,200	January 31, 2014
Science Center Drive	7.65%	5.04%	11,065	11,148	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,761	29,184	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	18,000	—	June 30, 2013
9885 Towne Centre Drive	4.55%	4.55%	20,452	20,749	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,276	1,357	May 1, 2015

			709,861	344,338
Unamortized premiums			7,903	8,823

			$717,764	$353,161

On June 19, 2009, the Company closed on an $18.0 million mortgage loan, which is secured by the Company’s 9865 Towne Centre Drive property in San Diego, California. The mortgage loan bears interest at a fixed-rate of 7.95% per annum and matures in June 2013.
On June 29, 2009, the Company closed on a $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. The Company utilized the net proceeds from the new mortgage loan, along with borrowings from its unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of June 30, 2009.
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
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $600.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At June 30, 2009, the Company had $292.4 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 1.4% on the unhedged portion of the outstanding debt of approximately $142.4 million.

Secured Term Loan
The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in twelve of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At June 30, 2009, the Company had $250.0 million in outstanding borrowings on its secured term loan, with an interest rate of 2.0% (excluding the effect of interest rate swaps).
The terms of the credit agreements for the unsecured line of credit and the secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2009.
Exchangeable Senior Notes, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for 2008 resulted in an increase in the exchange rate to 26.8135 per $1,000 principal amount of Notes, effective as of December 29, 2008, the Company’s ex dividend date. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At June 30, 2009 and 2008, the Notes had a contractual interest rate of 4.5%, which resulted in interest expense for the three and six months ended June 30, 2009 of approximately $1.2 million and $2.7 million, respectively, and for the three and six months ended June 30, 2008 of approximately $2.0 million and $3.9 million, respectively.
On January 1, 2009, the Company adopted FSP 14-1, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancelable term of the instrument. Retrospective application was required and has been reflected in all periods presented. The adoption of FSP 14-1 by the Company on January 1, 2009 resulted in a decrease to the gain on extinguishment of debt recognized in the fourth quarter of 2008 of approximately $2.3 million (or approximately $0.03 per diluted share) as a result of the retrospective application of the standard to earlier periods. In addition, adoption of FSP 14-1 resulted in an increase in the recognition of additional non-cash interest expense of approximately $5.9 million during the period from the date of issuance of the Notes through December 2008, partially offset by the recognition of additional capitalized interest of approximately $2.7 million. However, the adoption of FSP 14-1 did not change the previously reported earnings per share for the periods presented. As of June 30, 2009 and December 31, 2008, the carrying value of the equity component recognized in connection with the adoption of FSP 14-1 was approximately $14.0 million.

In March 2009, the Company completed the repurchase of approximately $12.0 million face value of the Notes for approximately $6.9 million. In April 2009, the Company completed an additional repurchase of approximately $8.8 million face value of the Notes for approximately $5.7 million. The repurchase of the Notes resulted in the recognition of a gain on extinguishment of debt of approximately $2.6 million and $7.0 million for the three and six months ended June 30, 2009, respectively (net of the write-off of approximately $510,000 and $1.2 million in deferred loan fees and debt discount for the three and six months ended June 30, 2009, respectively), which is reflected in the consolidated statements of income.
Exchangeable senior notes, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
		(Revised)
Exchangeable senior notes	$107,420	$128,250
Unamortized debt discount(1)	(4,343)	(6,207)

	$103,077	$122,043

(1)
The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes may require the Operating Partnership to repurchase the Notes. Amortization of the debt discount during the three and six months ended June 30, 2009 and 2008 resulted in an effective interest rate of 6.5% on the Notes and additional interest expense of approximately $453,000 and $936,000, respectively, and $683,000 and $1.3 million, respectively.

Secured Construction Loan
The Company’s $550.0 million secured construction loan from KeyBank, which was secured by the Center for Life Science | Boston property, was repaid in June 2009 from the proceeds received from the new mortgage loan secured by the property, along with borrowings from the Company’s unsecured line of credit (see Note 4). In connection with the repayment of the secured construction loan, the Company wrote off approximately $843,000 of deferred loan fees in the three months ended June 30, 2009, which are reflected in the consolidated statements of income as a reduction of the gain on extinguishment of debt recognized from the repurchase of the Notes (see above).
As of June 30, 2009, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding the debt premium of $7.9 million, unsecured line of credit, secured term loan and the Notes excluding the debt discount of $4.3 million) were as follows (in thousands):

2009	$3,884
2010	50,842
2011	322,295
2012	295,383
2013	26,051
Thereafter(1)	661,230

$1,359,685

(1)	Includes $107.4 million in principal payments of the Notes based on a contractual maturity date of October 1, 2026.
6. Earnings Per Share
On January 1, 2009, the Company adopted FSP 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FSP 03-6-1, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FSP 03-6-1 did not have a material effect on the amounts previously reported for the periods presented (with the exception of the amount of weighted-average basic and diluted shares utilized in the calculation).

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
As of June 30, 2009, all of the Company’s participating securities (including the Units) receive dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and six months ended June 30, 2009 and 2008 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2009 and 2008 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, as well as an increase to net income allocable to common stockholders for the noncontrolling interest charge recognized during the respective period. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 5) as the weighted-average common stock prices of $10.04 and $25.91 for the three months ended June 30, 2009 and 2008, respectively, and $9.79 and $24.20 for the six months ended June 30, 2009 and 2008, respectively, did not exceed the current exchange price then in effect of $37.79 per share at June 30, 2009 and $37.29 per share at June 30, 2008, respectively. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three and six months ended June 30, 2009 and 2008.
Computations of basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share and FSP 03-6-1 (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Basic earnings per share:
Net income available to common stockholders	$18,195	$13,705	$37,219	$26,036
Less: net income allocable to unvested restricted stock	(169)	(42)	(361)	(86)
Less: distributions in excess of earnings attributable to unvested restricted stock	—	(35)	(22)	(74)

Net income attributable to common stockholders	$18,026	$13,628	$36,836	$25,876

Diluted earnings per share:
Net income available to common stockholders	$18,195	$13,705	$37,219	$26,036
Plus: net income attributable to noncontrolling interests of operating partnership	658	619	1,380	1,209

Net income available to common stockholders and participating securities (including the Units)	$18,853	$14,324	$38,599	$27,245

Weighted-average common shares outstanding:
Basic	88,503,295	70,094,003	84,403,582	67,722,258
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	832,233	215,066	829,115	225,262
Operating partnership and LTIP units	3,280,407	3,502,528	3,347,375	3,470,746

Diluted	92,615,935	73,811,597	88,580,072	71,418,266

Basic and diluted earnings per share:
Net income per share available to common stockholders, basic and diluted:	$0.20	$0.19	$0.44	$0.38

7. Incentive Award Plan
The Company has adopted the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents and other incentive awards. The Company has reserved 5,340,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of June 30, 2009, 3,251,325 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Through June 30, 2009, the Company had only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.
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
During the three months ended June 30, 2009 and 2008, the Company granted 10,000 shares of unvested restricted stock with an aggregate value of $97,000, and 18,300 shares of unvested restricted stock and LTIP units with an aggregate value of $471,000 under the Plan, respectively. For both the three months ended June 30, 2009 and 2008, a total of 10,000 shares of restricted stock vested, with fair-values of $105,000 and $272,000, respectively. During the six months ended June 30, 2009 and 2008, the Company granted 363,600 shares of unvested restricted stock with an aggregate value of $4.0 million, and 217,415 shares of unvested restricted stock and LTIP units with an aggregate value of $4.9 million under the Plan, respectively. For the six months ended June 30, 2009 and 2008, a total of 189,658 (3,435 shares of common stock, were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock) and 237,103 shares of restricted stock and LTIP units vested, with fair-values of $2.0 million and $5.5 million, respectively. For the three months ended June 30, 2009 and 2008, $1.4 million and $1.5 million of stock-based compensation expense was recognized in general and administrative expense and rental operations expense, respectively. In each of the six months ended June 30, 2009 and 2008, $2.8 million of stock-based compensation expense was recognized in general and administrative expense and rental operations expense. As of June 30, 2009, total stock-based compensation expense related to unvested awards of $13.2 million will be recognized in the future over a weighted-average period of 3.0 years.
A summary of the Company’s unvested restricted stock and LTIP units is as follows:

		Weighted-
	Restricted Stock and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2009	900,841	$18.92
Granted	353,600	11.03
Vested	(179,658)	27.04

Balance at March 31, 2009	1,074,783	14.97
Granted	10,000	9.65
Forfeited	(15,611)	12.50
Vested	(10,000)	26.69

Balance at June 30, 2009	1,059,172	14.84

		Weighted-
	Restricted Stock and	Average Grant-
	LTIP Units	Date Fair-Value
Balance at January 1, 2008	664,318	$27.81
Granted	199,115	22.29
Vested	(227,103)	23.93

Balance at March 31, 2008	636,330	26.37
Granted	18,300	25.75
Forfeited	(12,327)	25.93
Vested	(10,000)	26.33

Balance at June 30, 2008	632,303	26.33

8. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a variable interest entity as defined in FIN 46R; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2009 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	21%	21	%(4)	September 30, 2004

(1)
PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,405 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 417,290 square feet located at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street, an operating below grade garage facility at Kendall Square, and a building currently under construction at 650 East Kendall Street that the Company believes can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site will also include a below grade parking facility.

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At June 30, 2009, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.8% (including the applicable credit spread).

(2)
PREI II LLC acquired a portfolio of properties comprised of a development parcel in Houston, Texas; a laboratory/office building totaling 259,706 rentable square feet and fee simple and leasehold interests in surrounding land parcels located at the Science Park at Yale in New Haven, Connecticut; and 25,000 rentable square feet of retail space and additional pad sites for future development in Cambridge, Massachusetts. On August 2, 2007, PREI II LLC completed the disposition of the 25,000 square feet of retail and additional pad sites in Cambridge, Massachusetts. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. On September 28, 2007, PREI II LLC completed the disposition of the laboratory/office building and the fee simple and leasehold interests in surrounding land parcels in New Haven, Connecticut. On December 28, 2007, PREI II LLC completed the disposition of the development parcel in Houston, Texas. None of the sales resulted in the recognition of a material gain or loss. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $818,000 at June 30, 2009.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.4 million at June 30, 2009.

(4)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
The Company acts as the operating member or partner, as applicable, and day-to-day manager for these partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $702,000 and $1.4 million in fees for the three and six months ended June 30, 2009, respectively, and $836,000 and $1.3 million in fees for the three and six months ended June 30, 2008, respectively, for services provided to the PREI limited liability companies, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Assets:
Investments in real estate, net	$607,806	$592,169
Cash and cash equivalents (including restricted cash)	5,473	6,757
Intangible assets, net	13,962	15,126
Other assets	19,174	16,373

Total assets	$646,415	$630,425

Liabilities and equity:
Mortgage notes payable	$381,701	$517,938
Other liabilities	21,346	24,844
Members’ equity	243,368	87,643

Total liabilities and equity	$646,415	$630,425

Company’s net investment in unconsolidated partnerships	$49,243	$18,173

On February 13, 2008, a wholly owned subsidiary of PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and are being used to fund the balance of the anticipated cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which was intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which increases on a monthly basis at predetermined amounts as additional borrowings are made. At June 30, 2009, there were $168.2 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8%.
During the six months ended June 30, 2009, the Company provided approximately $32.4 million in additional funding to the PREI joint ventures pursuant to capital calls, primarily related to the refinancing of the secured acquisition and interim loan facility.

The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	$7,600	$7,440	$15,328	$14,876

Rental operations expense	2,269	1,500	4,876	3,129
Real estate taxes	2,121	1,828	4,242	3,553
Depreciation and amortization	3,304	2,247	6,608	4,495
Interest expense, net of interest income	2,523	2,090	4,613	4,695

Total expenses	10,217	7,665	20,339	15,872

Net loss	$(2,617)	$(225)	$(5,011)	$(996)

Company’s equity in (loss)/net income of unconsolidated partnerships	$(465)	$43	$(766)	$(130)

9. Derivatives and Other Financial Instruments
As of June 30, 2009, the Company had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining two interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.8%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.8%, including the applicable credit spread) and is also currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of June 30, 2009, the Company had unrealized losses of approximately $66.9 million deferred in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in April 2009 for approximately $77.6 million. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of at least $368.0 million in fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The unrealized losses of $66.9 million will be amortized as additional interest expense over ten years.
The following is a summary of the terms of the interest rate swaps and the forward starting swaps and their fair-values, which are included in derivative instruments (liability account) on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				June 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2009	2008
	$250,000	4.157%	June 1, 2005	June 1, 2010	$(8,015)	$(11,011)
	115,000	4.673%	October 1, 2007	August 1, 2011	(7,569)	(9,349)
	35,000	4.700%	October 10, 2007	August 1, 2011	(2,326)	(2,858)

Interest rate swaps	400,000				(17,910)	(23,218)

	150,000	5.162%	December 30, 2008	December 30, 2018	—	(34,307)
	50,000	5.167%	December 30, 2008	December 30, 2018	—	(11,449)
	100,000	5.167%	December 30, 2008	December 30, 2018	—	(22,942)
	150,000	5.152%	December 30, 2008	December 30, 2018	—	(34,175)

Forward starting swaps (2)	$450,000				$—	$(102,873)

Total derivative instruments	$850,000				$(17,910)	$(126,091)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)
One of the forward starting swaps was settled with the related counterparty in February 2009, resulting in payment by the Company of approximately $8.9 million. The other three forward starting swaps, with an aggregate notional value of $400.0 million, were settled during the three months ended June 30, 2009 for approximately $77.6 million.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three and six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recorded a gain on derivative instruments of $360,000 and $303,000 as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments, attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. An immaterial amount of hedge ineffectiveness was recognized for the three and six months ended June 30, 2008.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $21.4 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the three and six months ended June 30, 2009, approximately $754,000 and $1.7 million of settlement payments, respectively, relating to our interest rate swaps have been deferred in accumulated other comprehensive income related to the Company’s Pacific Research Center and Landmark at Eastview properties, and other properties currently under development or redevelopment.
The following is a summary of the amount of gain/(loss) recognized in accumulated other comprehensive income related to the derivative instruments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amount of gain/(loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$3,368	$13,310	$5,355	$(1,011)
Forward starting swaps	5,303	17,256	11,782	(491)

Total cash flow hedges	8,671	30,566	17,137	(1,502)
Ineffective interest rate swaps(1)	—	—	4,321	—

Total interest rate swaps	$8,671	$30,566	$21,458	$(1,502)

(1)
Amount represents the reclassification of unrealized losses from other comprehensive income to earnings during the three months ended March, 31, 2009 relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps	$(4,019)	$(2,003)	$(7,924)	$(2,801)
Forward starting swaps	—	—	—	—

Total interest rate swaps	$(4,019)	$(2,003)	$(7,924)	$(2,801)

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(1)	$—	$(11)	$—
Forward starting swaps	(124)	—	(477)	—

Total cash flow hedges	(125)	—	(488)	—
Ineffective interest rate swaps	485	—	791	—

Total interest rate swaps	$360	$—	$303	$—

10. Fair-Value of Financial Instruments
SFAS No. 107, Disclosure about Fair-value of Financial Instruments, requires the Company to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2009 and December 31, 2008, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market spread is added to the current effective interest rate. In accordance with SFAS 133, the carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-value (see the Assets and Liabilities Measured at Fair-Value section under Note 2). The Company relies on quotations from a third party to determine these fair-values.
At June 30, 2009 and December 31, 2008, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, secured term loan, derivative instruments and investments were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
				(Revised)
Mortgage notes payable(1)	$683,124	$717,764	$373,572	$353,161
Unsecured line of credit	277,690	292,404	104,507	108,767
Secured construction loan	—	—	500,162	507,128
Notes(2)	91,844	103,077	60,278	122,043
Secured term loan	231,841	250,000	240,667	250,000
Derivative instruments(3)	(17,910)	(17,910)	(126,091)	(126,091)
Investments(4)	2,360	2,360	—	—

(1)	Carrying value includes $7.9 million and $8.8 million of debt premium as of June 30, 2009 and December 31, 2008, respectively.

(2)	Carrying value includes $4.3 million and $6.2 million of debt discount as of June 30, 2009 and December 31, 2008, respectively.

(3)	The Company’s derivative instruments are reflected as liabilities on the accompanying consolidated balance sheets (see Note 9).

(4)	The Company’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).
11. New Accounting Standards
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Company has adopted SFAS 165, which did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS 166, but does not believe that it will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amended certain requirements of FIN 46R to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Company is currently evaluating the potential impact of the adoption of SFAS 167 on its unconsolidated partnerships.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. On its effective date, SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 167, but does not believe that it will have a material impact on its consolidated financial statements.

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
At June 30, 2009, our portfolio consisted of 69 properties, representing 114 buildings with an aggregate of approximately 10.5 million rentable square feet.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at June 30, 2009:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized properties	41	5,830,252	98.5%	4	257,268	100.0%	45	6,087,520	98.5%
Lease up properties	19	3,214,843	42.6%	2	417,290	27.3%	21	3,632,133	40.8%

Total operating portfolio	60	9,045,095	78.6%	6	674,558	55.1%	66	9,719,653	77.0%
Redevelopment properties	1	154,341	0.0%	—	—	n/a	1	154,341	0.0%
Construction in progress	1	360,520	63.7%	1	280,000	—	2	640,520	35.9%

Total portfolio	62	9,559,956	76.8%	7	954,558	38.9%	69	10,514,514	73.3%
Land parcels	n/a	1,352,000	n/a	—	—	n/a	n/a	1,352,000	n/a

Total proforma portfolio	62	10,911,956	n/a	7	954,558	n/a	69	11,866,514	n/a

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2009, our operating portfolio was 77.0% leased to 127 tenants. As of December 31, 2008, our operating portfolio was 86.9% leased to 115 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our operating portfolio, which increased by approximately 2.3 million rentable square feet in the six months ended June 30, 2009 due to the completion of development or redevelopment activities at a number of properties.
Leases representing approximately 3.4% of our leased square footage expire during the remainder of 2009 (including month-to-month leases) and leases representing approximately 7.3% of our leased square footage expire during 2010. Our leasing strategy for 2009 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities. We may proceed with additional new developments, as real estate and capital market conditions permit.
It is generally acknowledged that the United States has been in an economic recession since the fourth quarter of 2007. The recession has been accompanied by a severe tightening of credit and capital markets that have significantly increased our cost of capital. Our ability to raise debt and equity capital has contributed to our successful growth strategy. However, over the past twelve months, we have, as have REITs in general, focused on deleveraging and preserving capital. While we expect to be able to continue to raise debt capital, we expect that such debt will carry significantly higher interest rates and lower advance rates measured on a ratio of loan-to-value.
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
As a direct result of the current economic recession, we believe it is possible that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and expected undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2009 or 2008), new properties (properties that were not owned for each of the three months ended June 30, 2009 and 2008 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$51,347	$49,926	$14,367	$4,301	$—	$—	$2	$(4)
Tenant recoveries	12,940	14,594	4,027	1,094	—	—	222	116
Other income	2,670	21	5	—	—	—	500	723

Total revenues	$66,957	$64,541	$18,399	$5,395	$—	$—	$724	$835

Rental Revenues. Rental revenues increased $11.5 million to $65.7 million for the three months ended June 30, 2009 compared to $54.2 million for the three months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property). Same property rental revenues increased $1.4 million, or 2.8%, for the three months ended June 30, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the commencement of new leases at certain properties in 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis), partially offset by lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements increased $1.4 million to $17.2 million for the three months ended June 30, 2009 compared to $15.8 million for the three months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $1.7 million, or 11.3%, for the three months ended June 30, 2009 compared to the same period in 2008 primarily as a result of changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and early lease terminations.
The percentage of recoverable expenses recovered at our properties decreased to 77.2% for the three months ended June 30, 2009 compared to 86.0% for the three months ended June 30, 2008, primarily due to properties that were placed in service in 2009, but were not fully leased, and properties for which leases commenced in 2008 and 2009, but for which payment for recoverable expenses will not begin until a later period. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $520,000 related to early lease terminations.
Other Income. Other income was $3.2 million for the three months ended June 30, 2009 compared to $744,000 for the three months ended June 30, 2008. Other income for the three months ended June 30, 2009 was primarily comprised of consideration received related to early lease terminations of approximately $2.6 million and development fees earned from our PREI joint ventures. Other income for the three months ended June 30, 2008 was primarily comprised of development fees related to our PREI joint ventures.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$10,156	$11,686	$2,808	$1,068	$—	$—	$1,697	$700
Real estate taxes	5,299	4,541	2,314	372	—	—	—	2
Depreciation and amortization	17,184	17,615	7,317	1,716	—	—	—	—

Total expenses	$32,639	$33,842	$12,439	$3,156	$—	$—	$1,697	$702

Rental Operations Expense. Rental operations expense increased $1.2 million to $14.7 million for the three months ended June 30, 2009 compared to $13.5 million for the three months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property rental operations expense decreased $1.5 million, or 13.1%, for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to a change in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by the write-off of certain assets related to early lease terminations.
Real Estate Tax Expense. Real estate tax expense increased $2.7 million to $7.6 million for the three months ended June 30, 2009 compared to $4.9 million for the three months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property). Same property real estate tax expense increased $758,000, or 16.7%, for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to a tax refund received in 2008 and applied to one property and other successful tax appeals in the prior year and increases in assessments in 2009 at certain properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.2 million to $24.5 million for the three months ended June 30, 2009 compared to $19.3 million for the three months ended June 30, 2008. The increase was primarily due to commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties in 2008 and 2009 (principally at our Center for Life Science | Boston property).
General and Administrative Expenses. General and administrative expenses decreased $519,000 to $5.1 million for the three months ended June 30, 2009 compared to $5.6 million for the three months ended June 30, 2008. The decrease was primarily due to lower amounts of compensation expense for senior management due to the retirement of one of our founders in December 2008.
Equity in Net (Loss)/Income of Unconsolidated Partnerships. Equity in net (loss)/income of unconsolidated partnerships increased $508,000 to a loss of $(465,000) for the three months ended June 30, 2009 compared to income of $43,000 for the three months ended June 30, 2008. The increase was primarily due to cessation of the capitalization of interest and operating expenses at certain properties of our PREI joint ventures, which were placed in service in 2008.
Interest Expense. Interest cost incurred for the three months ended June 30, 2009 totaled $16.3 million compared to $20.9 million (revised for adoption of FSP 14-1, which increased interest cost by approximately $683,000) for the three months ended June 30, 2008. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes, (b) the repayment of certain mortgage notes and (c) decreases in the average interest rate on our outstanding borrowings.
During the three months ended June 30, 2009, we capitalized $3.5 million of interest compared to $11.8 million (revised for adoption of FSP 14-1, which increased capitalized interest by approximately $348,000) for the three months ended June 30, 2008. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on these and other properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended uses through 2009. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $3.9 million to $12.9 million for the three months ended June 30, 2009 compared to $9.0 million for the three months ended June 30, 2008. We expect interest expense to continue to increase in 2009 as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, from higher interest expense associated with a new fixed-rate mortgage loan secured by our Center for Life Science | Boston property used to repay a portion of the variable-rate secured construction loan (see Note 4 of the footnotes to the consolidated financial statements), and from the amortization of the unrealized losses of approximately $66.9 million deferred in other comprehensive income related to the forward starting swaps, which will be amortized as additional interest expense over a 10-year term.

Gain on Derivative Instruments. During the three months ended June 30, 2009, approximately $360,000 of gains from changes in the fair-value of derivative instruments were recognized as gain on derivative instruments in the consolidated statements of income (changes in the fair value net of ineffectiveness of $485,000 related to an ineffective forward starting swap, partially offset by ineffectiveness of approximately $125,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
Gain on Extinguishment of Debt. During the three months ended June 30, 2009, we repurchased $8.8 million face value of our exchangeable senior notes for approximately $5.7 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $2.6 million (net of the write-off of approximately $510,000 in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Income attributable to noncontrolling interests increased $25,000 to $645,000 for the three months ended June 30, 2009 compared to $620,000 for the three months ended June 30, 2008. The increase in noncontrolling interests was due to the increase in net income.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2009 or 2008), new properties (properties that were not owned for each of the six months ended June 30, 2009 and 2008 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$105,422	$98,887	$28,422	$5,435	$294	$251	$(3)	$(8)
Tenant recoveries	27,816	30,638	10,058	1,468	27	14	369	266
Other income	6,570	157	10	1	4	—	1,042	1,020

Total revenues	$139,808	$129,682	$38,490	$6,904	$325	$265	$1,408	$1,278

Rental Revenues. Rental revenues increased $29.5 million to $134.1 million for the six months ended June 30, 2009 compared to $104.6 million for the six months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the commencement of leases. Same property rental revenues increased $6.5 million, or 6.6%, for the six months ended June 30, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the acceleration of the amortization of below-market lease intangible assets related to lease terminations of approximately $2.6 million, the commencement of new leases at certain properties in 2009, and increases in lease rates related to CPI adjustments lease extensions (increasing rental revenue recognized on a straight-line basis), partially offset by lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements increased $5.9 million to $38.3 million for the six months ended June 30, 2009 compared to $32.4 million for the six months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $2.8 million, or 9.2%, for the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and early lease terminations.
The percentage of recoverable expenses recovered at our properties decreased to 73.3% for the six months ended June 30, 2009 compared to 86.4% for the six months ended June 30, 2008, primarily due to properties that were placed in service in 2009, but were not fully leased, and properties for which leases commenced in 2008 and 2009, but for which payment for recoverable expenses will not begin until a later period. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $4.2 million related to early lease terminations.

Other Income. Other income was $7.6 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008. Other income for the six months ended June 30, 2009 was primarily comprised of consideration received related to early lease terminations of approximately $6.5 million and development fees earned from our PREI joint ventures. Other income for the six months ended June 30, 2008 was primarily comprised of development fees related to our PREI joint ventures.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$24,788	$23,851	$8,706	$1,364	$612	$513	$2,707	$1,590
Real estate taxes	10,154	9,549	4,670	615	22	19	—	2
Depreciation and amortization	37,383	34,430	14,006	2,236	424	352	—	—

Total expenses	$72,325	$67,830	$27,382	$4,215	$1,058	$884	$2,707	$1,592

Rental Operations Expense. Rental operations expense increased $9.5 million to $36.8 million for the six months ended June 30, 2009 compared to $27.3 million for the six months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the write-off of certain assets related to early lease terminations of approximately $4.2 million. Same property rental operations expense increased $937,000, or 3.9%, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a change in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by the write-off of certain assets related to early lease terminations.
Real Estate Tax Expense. Real estate tax expense increased $4.6 million to $14.8 million for the six months ended June 30, 2009 compared to $10.2 million for the six months ended June 30, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property). Same property real estate tax expense increased $605,000, or 6.3%, for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to a tax refund received in 2008 and applied to one property and other successful tax appeals in the prior year and increases in assessments in 2009 at certain properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $14.8 million to $51.8 million for the six months ended June 30, 2009 compared to $37.0 million for the six months ended June 30, 2008. The increase was primarily due to commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties in 2008 and 2009 (principally at our Center for Life Science | Boston property) and the acceleration of depreciation on certain assets related to early lease terminations of approximately $4.0 million.
General and Administrative Expenses. General and administrative expenses decreased $1.4 million to $10.4 million for the six months ended June 30, 2009 compared to $11.8 million for the six months ended June 30, 2008. The decrease was primarily due to lower amounts of compensation expense for senior management due to the retirement of one of our founders in December 2008.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $636,000 to $766,000 for the six months ended June 30, 2009 compared to $130,000 for the six months ended June 30, 2008. The increase was primarily due to cessation of the capitalization of interest and operating expenses at certain properties of our PREI joint ventures that were placed in service in 2008.
Interest Expense. Interest cost incurred for the six months ended June 30, 2009 totaled $32.6 million compared to $43.1 million (revised for adoption of FSP 14-1, which increased interest cost by approximately $1.3 million) for the six months ended June 30, 2008. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes, (b) the repayment of certain mortgage notes and (c) decreases in the average interest rate on our outstanding borrowings.
During the six months ended June 30, 2009, we capitalized $7.6 million of interest compared to $26.9 million (revised for adoption of FSP 14-1, which increased capitalized interest by approximately $757,000) for the six months ended June 30, 2008. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on these and other properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended uses through 2009. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $8.8 million to $25.0 million for the six months ended June 30, 2009 compared to $16.2 million for the six months ended June 30, 2008. We expect interest expense to continue to increase in 2009 as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, from higher interest expense associated with debt secured by our Center for Life Science | Boston property as a result of the repayment of the variable-rate secured construction loan and the closing of fixed-rate mortgage loan (see Note 4 in the footnotes to the consolidated financial statements), and the amortization of the unrealized losses of approximately $66.9 million deferred in other comprehensive income related to the forward starting swaps, which will be amortized as additional interest expense over a 10-year term.

Gain on Derivative Instruments. During the six months ended June 30, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated statements of income as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at June 30, 2009. The gain on derivative instruments for the six months ended June 30, 2009 also includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness of approximately $488,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
Gain on Extinguishment of Debt. During the six months ended June 30, 2009, we repurchased $20.8 million face value of our exchangeable senior notes for approximately $12.6 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $7.0 million (net of the write-off of approximately $1.2 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Income attributable to noncontrolling interests increased $148,000 to $1.4 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008. The increase in noncontrolling interests was due to the increase in net income, partially offset by an increase in the net loss in noncontrolling interests in our consolidated partnerships for the six months ended June 30, 2009.
Cash Flows
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

	2009	2008	Change
		(Revised)
	(In thousands)
Net cash provided by operating activities	$72,685	$52,338	$20,347
Net cash used in investing activities	(101,535)	(134,456)	32,921
Net cash provided by financing activities	41,529	89,996	(48,467)
Ending cash and cash equivalents balance	34,101	21,357	12,744
Net cash provided by operating activities increased $20.4 million to $72.7 million for the six months ended June 30, 2009 compared to $52.3 million for the six months ended June 30, 2008. The increase was primarily due to an increase in net income before depreciation and amortization and changes in operating assets and liabilities.
Net cash used in investing activities decreased $32.9 million to $101.5 million for the six months ended June 30, 2009 compared to $134.4 million for the six months ended June 30, 2008. The decrease was primarily due to decreases in the purchases of interests in investments in real estate and additions to non-real estate assets (primarily related to our relocation to a new corporate headquarters in 2008), partially offset by higher contributions to unconsolidated partnerships (primarily related to the refinancing of the PREI joint ventures’ secured acquisition and interim loan facility).
Net cash provided by financing activities decreased $48.5 million to $41.5 million for the six months ended June 30, 2009 compared to $90.0 million for the six months ended June 30, 2008. The decrease was primarily due to the repayment of the construction loan and settlement of derivative instruments, partially offset by borrowings on our unsecured line of credit and newly issued mortgage loans.

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
Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income attributable to common stockholders (in thousands, except share data) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Net income available to common stockholders	$18,195	$13,705	$37,219	$26,036
Adjustments:
Noncontrolling interests in operating partnership	658	619	1,380	1,209
Depreciation and amortization — unconsolidated partnerships	662	450	1,323	901
Depreciation and amortization — consolidated entities	24,501	19,331	51,813	37,018
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(19)	(8)	(39)	(16)

Funds from operations available to common shares and Units	$43,997	$34,097	$91,696	$65,148

Funds from operations per share — diluted	$0.48	$0.46	$1.04	$0.91

Weighted-average common shares and Units outstanding — diluted	92,615,935	73,811,597	88,580,072	71,418,266

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for future distributions expected to be paid to our stockholders, swap settlements, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding mortgage indebtedness, general and administrative expenses, capital expenditures, tenant improvements and leasing commissions. As a result of the repayment of the secured construction loan in June 2009, we have no debt maturities coming due through the remainder of 2009.

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (mortgage notes payable excluding the debt premium of $7.9 million, unsecured line of credit, secured term loan, the Notes excluding the debt discount of $4.3 million, and our proportionate share of outstanding unconsolidated indebtedness) as of June 30, 2009 were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Fixed-rate mortgages	$3,884	$50,842	$29,891	$45,383	$26,051	$553,810	$709,861
Unsecured line of credit	—	—	292,404	—	—	—	292,404
Secured term loan	—	—	—	250,000	—	—	250,000
Notes	—	—	—	—	—	107,420	107,420

Total consolidated indebtedness	$3,884	$50,842	$322,295	$295,383	$26,051	$661,230	$1,359,685

Secured acquisition and interim loan facility	$—	$—	$40,650	$—	$—	$—	$40,650
Secured construction loan	—	33,634	—	—	—	—	33,634
McKellar Court fixed-rate mortgage	17	2,142	—	—	—	—	2,159

Total unconsolidated indebtedness	$17	$35,776	$40,650	$—	$—	$—	$76,443

Total indebtedness	$3,901	$86,618	$362,945	$295,383	$26,051	$661,230	$1,436,128

In April 2009, we settled our remaining forward starting swaps with the corresponding counterparties for approximately $77.6 million. The forward starting swaps were entered into to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, which occurred in June 2009 when we closed on fixed-rate mortgage loans secured by our 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The unrealized losses of $66.9 million will be amortized as additional interest expense over a 10-year term.
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
In March 2009, we completed the repurchase of $12.0 million face value of our exchangeable senior notes for approximately $6.9 million. In April 2009, we completed the repurchase of an additional $8.8 million face value of our exchangeable senior notes for approximately $5.7 million.
On May 21, 2009, we completed the issuance of 16,754,854 shares of common stock, including the exercise of an over-allotment option of 754,854 shares, resulting in net proceeds of approximately $166.9 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

On June 19, 2009, we closed on an $18.0 million mortgage loan, which is secured by our 9865 Towne Centre Drive property in San Diego, California. The mortgage loan bears interest at a fixed-rate of 7.95% per annum and matures in June 2013.
On June 29, 2009, we closed on a $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. We utilized the net proceeds from the new mortgage loan, along with borrowings from our unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. We believe that we were in compliance with this covenant as of June 30, 2009.
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
Our total capitalization at June 30, 2009 was approximately $2.6 billion and was comprised of the following:

		Aggregate Principal
		Amount or
	Shares/Units at	Dollar Value	Percent of Total
	June 30, 2009	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$717,764	27.3%
Secured term loan		250,000	9.5%
Exchangeable senior notes (2)		103,077	3.9%
Unsecured line of credit		292,404	11.1%

Total debt		1,363,245	51.8%
Equity:
Common shares outstanding (3)	98,118,639	1,003,754	38.3%
7.375% Series A Preferred shares outstanding (4)	9,200,000	230,000	8.7%
Operating partnership units outstanding (5)	2,607,164	26,671	1.0%
LTIP units outstanding (5)	566,540	5,796	0.2%

Total equity		1,266,221	48.2%

Total capitalization		$2,629,466	100.0%

(1)	Amount includes debt premiums of $7.9 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount includes a debt discount of $4.3 million recorded in accordance with FSP 14-1.

(3)	Based on the market closing price of our common stock of $10.23 per share on the last trading day of the quarter (June 30, 2009).

(4)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(5)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $10.23 per share on the last trading day of the quarter (June 30, 2009).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At June 30, 2009, the ratio of debt to total asset book value was approximately 41.2%. However, our board of directors may from time to time modify our debt policy in light of economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Off-Balance Sheet Arrangements
As of June 30, 2009, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8).
McKellar Court is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of McKellar Court were $16.0 million and $16.2 million at June 30, 2009 and December 31, 2008, respectively, and the liabilities were $10.6 million at both June 30, 2009 and December 31, 2008. Our equity in net income of McKellar Court was $22,000 and $20,000 for the three months ended June 30, 2009 and 2008, respectively, and $42,000 and $41,000 for the six months ended June 30, 2009 and 2008, respectively.
PREI II LLC is a variable interest entity as defined in FIN 46R; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity as defined in FIN 46R. In addition, consolidation under EITF 04-5 is not required as we do not control the limited liability companies. In connection with the formation of the PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI limited liability companies were $630.4 million and $614.2 million and the liabilities were $392.5 million and $532.1 million at June 30, 2009 and December 31, 2008, respectively. Our equity in net (loss)/income of the PREI limited liability companies (net of intercompany eliminations) was a loss of $486,000 and net income of $22,000 for the three months ended June 30, 2009 and 2008, respectively, and losses of $807,000 and $169,000 for the six months ended June 30, 2009 and 2008, respectively.
We have been the primary beneficiary in three other variable interest entities, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		June 30,	December 31,
Name	Percentage	Interest Rate (2)	2009	2008	Maturity Date
PREI I and PREI II(3)	20%	3.82%	$40,650	$72,811	February 10, 2011
PREI I(4)	20%	4.10%	33,634	28,706	August 13, 2010
McKellar Court(5)	21%	4.63%	2,159	2,175	January 1, 2010

Total			$76,443	$103,692

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of June 30, 2009.

(3)
Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable-rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 8 in the accompanying consolidated financial statements). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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

(5)
Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $66,000 of unamortized debt premium).

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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. While this change in our dividend level represents our current expectation, the actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable may vary from such expected amount. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2009:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2007	March 15, 2007	April 16, 2007	$0.3100	$0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094
December 31, 2007	December 12, 2007	January 15, 2008	0.3100	0.46094
March 31, 2008	March 14, 2008	April 15, 2008	0.3350	0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
Inflation
Some of our leases contain provisions designed to mitigate the adverse impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed-rates or indexed escalations (based on the Consumer Price Index or other measures). We may be adversely impacted by inflation on the leases that do not contain indexed escalation provisions. In addition, most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance. This may reduce our exposure to increases in costs and operating expenses resulting from inflation, assuming our properties remain leased and tenants fulfill their obligations to reimburse us for such expenses.
Portions of our unsecured line of credit and secured term loan bear interest at a variable-rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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

As of June 30, 2009, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	June 30, 2009
Fixed interest rate (2)	$820,841	60.2%	6.64%
Variable interest rate (3)	542,404	39.8%	4.61%

Total/effective interest rate	$1,363,245	100.0%	5.85%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes 15 mortgage notes payable secured by certain of our properties (including $7.9 million of unamortized premium) and our exchangeable senior notes (including $4.3 million of unamortized debt discount).

(3)
Includes our unsecured line of credit and secured term loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we are party to two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable-rate borrowings at 5.8% (based on the applicable credit spreads for the underlying debt at June 30, 2009) until the interest rate swaps expire in August 2011. We have also entered into an interest rate swap agreement that is intended to fix the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% (including the credit spread for the $250.0 million secure term loan at June 30, 2009) until the interest rate swap expires in 2010.

To determine the fair-value of our outstanding consolidated and proportionate share of unconsolidated indebtedness, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At June 30, 2009, the fair-value of our consolidated and proportionate share of unconsolidated fixed-rate debt was estimated to be $777.2 million compared to the net carrying value of $823.1 million (includes $3.6 million of unamortized premiums, net of discounts, with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of June 30, 2009 in relation to total assets of $3.3 billion and equity market capitalization of $1.3 billion of our common stock, operating partnership and LTIP units, and preferred stock.
Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balances for the PREI limited liability companies’ secured construction loan at June 30, 2009, a 1% change in interest rates would change our interest cost by approximately $1.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Investing in our common stock involves risks. Our annual report on Form 10-K for the year ended December 31, 2008 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our annual report on Form 10-K as a result of certain events that occurred during the second quarter of 2009. You should carefully consider the risk factors discussed in our annual report on Form 10-K, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our annual report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to the Ownership of Our Stock
Our distributions to stockholders may decline at any time.
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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. While this change in our dividend level represents our current expectation, the actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable may vary from such expected amount. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our annual meeting of stockholders was held on May 27, 2009. The only matters voted upon at our annual meeting consisted of the election of seven of our directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualify, the ratification of the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009, and the approval of the amendment and restatement of our 2004 Incentive Award Plan, which included increasing the number of shares of our common stock reserved for issuance thereunder from 2,500,000 shares to 5,340,000 shares. Stockholders elected the directors at our annual meeting by the following vote:

	Votes For	Votes Withheld
Alan D. Gold	68,849,994	739,221
Gary A. Kreitzer	68,488,052	1,101,163
Barbara R. Cambon	69,114,881	474,334
Edward A. Dennis, Ph.D.	69,138,866	450,349
Richard I. Gilchrist	69,106,185	483,030
Theodore D. Roth	69,205,859	383,356
M. Faye Wilson	69,187,178	402,037
Stockholders ratified the selection of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009 (69,142,175 votes for, 400,447 against and 46,592 abstained).
Stockholders approved the amendment and restatement of our 2004 Incentive Award Plan (51,639,803 votes for, 14,138,555 against and 51,864 abstained).

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment of BioMed Realty Trust, Inc.(1)

10.1	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2009.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2009.

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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ KENT GRIFFIN
Kent Griffin
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Dated: July 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment of BioMed Realty Trust, Inc.(1)

10.1	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2009.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 1, 2009.