Form 10-Q
period 2009-09-30
BioMed Realty Trust Inc
filed 2009-10-29
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of October 28, 2009 was 98,203,176.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments in real estate, net	$2,978,701	$2,960,429
Investments in unconsolidated partnerships	47,747	18,173
Cash and cash equivalents	30,279	21,422
Restricted cash	15,974	7,877
Accounts receivable, net	5,482	9,417
Accrued straight-line rents, net	75,489	58,138
Acquired above-market leases, net	3,368	4,329
Deferred leasing costs, net	85,926	101,519
Deferred loan costs, net	7,794	9,754
Other assets	43,051	38,256

Total assets	$3,293,811	$3,229,314

LIABILITIES AND EQUITY
Mortgage notes payable, net	$671,693	$353,161
Secured construction loan	—	507,128
Secured term loan	250,000	250,000
Exchangeable senior notes, net	103,524	122,043
Unsecured line of credit	321,124	108,767
Security deposits	7,187	7,623
Dividends and distributions payable	15,383	32,445
Accounts payable, accrued expenses, and other liabilities	71,389	66,821
Derivative instruments	15,948	126,091
Acquired below-market leases, net	12,344	17,286

Total liabilities	1,468,592	1,591,365
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	222,413	222,413
Common stock, $.01 par value, 150,000,000 and 100,000,000 shares authorized, 98,203,176 and 80,757,421 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	982	808
Additional paid-in capital	1,833,898	1,661,009
Accumulated other comprehensive loss	(88,894)	(112,126)
Dividends in excess of earnings	(154,045)	(146,536)

Total stockholders’ equity	1,814,354	1,625,568
Noncontrolling interests	10,865	12,381

Total equity	1,825,219	1,637,949

Total liabilities and equity	$3,293,811	$3,229,314

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Revenues:
Rental	$68,472	$59,381	$202,608	$163,946
Tenant recoveries	19,240	20,911	57,510	53,297
Other income	5,251	519	12,876	1,697

Total revenues	92,963	80,811	272,994	218,940

Expenses:
Rental operations	18,726	17,027	55,539	44,345
Real estate taxes	8,233	6,763	23,079	16,948
Depreciation and amortization	30,953	21,506	82,767	58,525
General and administrative	5,956	4,589	16,363	16,428

Total expenses	63,868	49,885	177,748	136,246

Income from operations	29,095	30,926	95,246	82,694
Equity in loss of unconsolidated partnerships	(1,118)	(208)	(1,884)	(338)
Interest income	62	110	226	370
Interest expense	(19,614)	(12,855)	(44,567)	(29,036)
(Loss)/gain on derivative instruments	(14)	(726)	289	(726)
Gain on extinguishment of debt, net	—	—	6,152	—

Net income	8,411	17,247	55,462	52,964
Net income attributable to noncontrolling interests	(108)	(570)	(1,458)	(1,771)

Net income attributable to Company	8,303	16,677	54,004	51,193
Preferred stock dividends	(4,241)	(4,241)	(12,722)	(12,722)

Net income available to common stockholders	$4,062	$12,436	$41,282	$38,471

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.04	$0.17	$0.46	$0.55

Weighted-average common shares outstanding:
Basic	97,315,601	71,513,333	88,754,885	68,995,174

Diluted	101,289,458	75,223,818	92,863,088	72,696,043

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2008	$222,413	80,757,421	$808	$1,661,009	$(112,126)	$(146,536)	$1,625,568	$12,381	$1,637,949
Net proceeds from sale of common stock	—	16,754,854	168	166,763	—	—	166,931	—	166,931
Net issuances of unvested restricted common stock	—	341,840	3	(33)	—	—	(30)	—	(30)
Conversion of operating partnership units to common stock	—	349,061	3	2,131	—	—	2,134	(2,134)	—
Vesting of share-based awards	—	—	—	4,163	—	—	4,163	—	4,163
Allocation of equity to noncontrolling interests	—	—	—	(135)	—	—	(135)	135	—
Common stock dividends	—	—	—	—	—	(48,791)	(48,791)	—	(48,791)
Net income	—	—	—	—	—	54,004	54,004	1,458	55,462
Preferred stock dividends	—	—	—	—	—	(12,722)	(12,722)	—	(12,722)
OP unit distributions	—	—	—	—	—	—	—	(1,815)	(1,815)
Unrealized gain on marketable securities	—	—	—	—	1,487	—	1,487	54	1,541
Amortization of deferred interest costs	—	—	—	—	1,745	—	1,745	52	1,797
Unrealized gains on derivative instruments	—	—	—	—	20,000	—	20,000	734	20,734

Balance at September 30, 2009	$222,413	98,203,176	$982	$1,833,898	$(88,894)	$(154,045)	$1,814,354	$10,865	$1,825,219

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Net income available to common stockholders and noncontrolling interests	$4,170	$13,006	$42,740	$40,242
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	1,978	(7,681)	23,436	(9,182)
Equity in other comprehensive income of unconsolidated partnerships	(198)	(202)	(434)	110
Deferred settlement payments, net on interest rate swaps	(668)	(1,996)	(2,268)	(4,822)
Unrealized gain on marketable securities	(199)	—	1,541	—

Total other comprehensive income/(loss)	913	(9,879)	22,275	(13,894)

Comprehensive income	5,083	3,127	65,015	26,348
Comprehensive (income)/loss attributable to noncontrolling interests	(187)	151	(2,298)	1,101

Comprehensive income attributable to common stockholders	$4,896	$3,278	$62,717	$27,449

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(Revised)
Operating activities:
Net income	$55,462	$52,964
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(6,152)	—
(Gain)/loss on derivative instruments	(289)	726
Depreciation and amortization	82,767	58,525
Allowance for doubtful accounts	5,163	104
Revenue reduction attributable to acquired above-market leases	961	1,084
Revenue recognized related to acquired below-market leases	(6,320)	(4,496)
Revenue reduction attributable to lease incentives	949	569
Compensation expense related to restricted common stock and LTIP units	4,163	4,334
Amortization of deferred loan costs	3,166	2,837
Amortization of debt premium on mortgage notes payable	(1,386)	(886)
Amortization of debt discount on exchangeable senior notes	1,383	2,028
Loss from unconsolidated partnerships	1,884	338
Distributions representing return on capital from unconsolidated partnerships	92	627
Amortization of deferred interest costs	1,797	—
Changes in operating assets and liabilities:
Restricted cash	(8,097)	576
Accounts receivable	3,640	(2,931)
Accrued straight-line rents	(22,219)	(16,306)
Deferred leasing costs	(5,332)	(8,427)
Other assets	(3,627)	(6,861)
Security deposits	(436)	379
Accounts payable, accrued expenses and other liabilities	7,102	(2,502)

Net cash provided by operating activities	114,671	82,682

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(81,955)	(176,974)
Distributions representing return of capital from unconsolidated partnerships	—	1,373
Contributions to unconsolidated partnerships, net	(31,985)	65
Receipts of master lease payments	—	86
Additions to non-real estate assets	(281)	(7,790)

Net cash used in investing activities	(114,221)	(183,240)

Financing activities:
Proceeds from common stock offering	174,250	156,289
Payment of common stock offering costs	(7,319)	(6,682)
Payment of deferred loan costs	(1,926)	(140)
Unsecured line of credit proceeds	399,337	145,251
Unsecured line of credit payments	(186,980)	(149,538)
Mortgage loan proceeds	368,000	—
Principal payments on mortgage notes payable	(48,082)	(23,244)
Repurchases of exchangeable senior notes	(12,605)	—
Settlement of derivative instruments	(86,482)	—
Secured construction loan proceeds	—	75,838
Secured construction loan payments	(507,128)	—
Deferred settlement payments, net on interest rate swaps	(2,268)	(4,823)
Distributions to operating partnership unit and LTIP unit holders	(2,626)	(3,373)
Dividends paid to common stockholders	(65,042)	(66,326)
Dividends paid to preferred stockholders	(12,722)	(12,722)

Net cash provided by financing activities	8,407	110,530

Net increase in cash and cash equivalents	8,857	9,972
Cash and cash equivalents at beginning of period	21,422	13,479

Cash and cash equivalents at end of period	$30,279	$23,451

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $10,545 and $35,481, respectively)	$37,760	$29,192
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	10,802	24,026
Accrual for distributions declared for operating partnership unit and LTIP unit holders	340	1,174
Accrued additions to real estate and related intangible assets	22,623	41,834
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. In preparing the accompanying interim financial statements, the Company has evaluated the potential occurrence of subsequent events through October 29, 2009, the date at which the financial statements were issued. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities (“VIEs”) for which the Company has determined itself to be the primary beneficiary. A VIE is an entity in which contractual, ownership, or other pecuniary interests change in response to changes in the fair-value of the entity’s net assets, exclusive of variable interests.
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
Investments in Partnerships
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that will absorb the majority of expected losses of the VIE (should those losses be incurred), receive the majority of the expected returns of the VIE (should those returns be generated), or both. The obligation to absorb expected losses and the right to receive expected returns when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.

If the above conditions do not apply, the Company considers whether a general partner controls a limited partnership. The general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If these criteria are met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
Except for investments that are consolidated, the Company accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Company’s consolidated statements of income.
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment (based on estimated future discounted cash flows) is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of September 30, 2009.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land	$405,769	$347,878
Land under development	11,631	69,529
Buildings and improvements	2,452,752	2,104,072
Construction in progress	152,711	439,221
Tenant improvements	179,259	161,839

	3,202,122	3,122,539
Accumulated depreciation	(223,421)	(162,110)

	$2,978,701	$2,960,429

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
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If estimated future undiscounted cash flows (excluding interest charges) expected to result from a long-lived asset’s use and eventual disposition are insufficient to recover the carrying value of the long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets, including estimates of future cash flows, considering factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair- value. As of and through September 30, 2009, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of September 30, 2009. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at September 30, 2009 consisted of the following (in thousands):

	Balance at
	September 30,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(109,152)	$59,238
Acquired management agreements	12,921	(10,243)	2,678
Deferred leasing and other direct costs	32,077	(8,067)	24,010

	$213,388	$(127,462)	$85,926

Deferred leasing costs, net at December 31, 2008 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2008	Amortization	Net
Acquired in-place leases	$168,390	$(92,072)	$76,318
Acquired management agreements	12,921	(8,602)	4,319
Deferred leasing and other direct costs	26,364	(5,482)	20,882

	$207,675	$(106,156)	$101,519

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
Acquired above-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(9,361)	(8,400)

	$3,368	$4,329

Acquired below-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Acquired below-market leases	$39,339	$37,961
Accumulated amortization	(26,995)	(20,675)

	$12,344	$17,286

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Lease incentives	$13,066	$11,698
Accumulated amortization	(3,160)	(2,211)

	$9,906	$9,487

Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs, are subject to recovery from tenants under the terms of lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recorded in revenues as tenant recoveries, and the expenses are recorded in rental operations expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The amortization of the related straight-line rent receivable, tenant recoveries and remaining other tangible and intangible assets corresponding to the lease terminations is accelerated to the termination date as a charge to their respective line items. The effect of lease terminations for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental revenues	$458	$—	$3,077	$—
Other revenue	4,396	—	10,866	—

Total revenue	4,854	—	13,943	—

Rental operations expense	660	—	4,498	—
Depreciation and amortization	6,150	—	10,155	—

Total expenses	6,810	—	14,653	—

Net effect of lease terminations	$(1,956)	$—	$(710)	$—

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company may also maintain an allowance for accrued straight-line rents and amounts due from lease terminations based on an assessment of the collectability of the balance.
Investments
The Company, through its Operating Partnership, holds equity investments in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Company may accept equity investments from tenants in lieu of cash rents, as prepaid rent pursuant to the execution of a lease, or as additional consideration for a lease termination. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair-value. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company’s equity investments in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity. Investments in privately-held companies are generally accounted for under the cost method, because the Company does not influence any operating or financial policies of the companies in which it invests. The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.
Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Equity securities, initial cost basis	$854	$—
Unrealized gain	1,541	—

Equity securities, fair-value	$2,395	$—

During the three and nine months ended September 30, 2009, the Company sold a portion of its equity securities, resulting in net proceeds of approximately $355,000 and a realized gain on sale of approximately $283,000, which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income.
Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through September 30, 2009, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

Assets and Liabilities Measured at Fair-Value
On January 1, 2008, the Company adopted new accounting guidance establishing a framework for measuring fair-value and expanding disclosure regarding related fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances.
On January 1, 2008, the Company adopted new fair-value option accounting guidance, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, the Company has not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards).
The guidance emphasizes that fair-value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, a fair-value hierarchy is established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 8).
The valuation of the Company’s investments in publicly-traded investments utilizes observable market-based Level 1 inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of September 30, 2009, the Company has determined that the impact of the use of Level 3 inputs on the overall valuation of all its investments is not significant.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of September 30, 2009.
Derivative Instruments
On January 1, 2009, the Company adopted new accounting guidance that requires the Company to provide users of financial statements an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This includes providing qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair-value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
The Company records all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of its derivatives, the Company considers the credit risk of its counterparties and the Company. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The ongoing disruptions in the financial markets have heightened the risks to these institutions. While management believes that its counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.
The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair-value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives that are not classified as hedges, changes in the fair-value of the derivative are recognized directly in earnings in the period in which the change occurs.
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

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 8). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
Segment Information
The Company’s properties share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one reporting segment.
Reclassifications and Adoption of New Accounting Pronouncements
Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain prior year amounts have been revised as a result of the adoption on January 1, 2009 of new accounting guidance on noncontrolling interests (see Note 3), convertible debt instruments that may be settled in cash upon conversion (see Note 5), and share-based payment transactions that are participating securities (see Note 6), which have been applied retroactively to prior periods.
3. Equity
During the nine months ended September 30, 2009, the Company issued restricted stock awards to employees and to members of its board of directors totaling 354,600 and 10,000 shares of common stock, respectively (3,435 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 19,325 shares of common stock were forfeited during that period), which are included in the total of common stock outstanding as of the period end.
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
On September 4, 2009, the Company entered into equity distribution agreements with three sales agents under which it may offer and sell shares of its common stock having an aggregate offering price of up to $120.0 million over time. During the three months ended September 30, 2009, no shares were issued under any of the equity distribution agreements.

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
Common Stock, Partnership Units and LTIP Units
As of September 30, 2009, the Company had outstanding 98,203,176 shares of common stock and 2,600,288 and 486,165 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership units are further discussed below in this Note 3 and the LTIP units are discussed further below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of September 30, 2009, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurred at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the nine months ended September 30, 2009:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 16, 2009	Common stock and partnership and LTIP units	$0.33500	January 1, 2009 to March 31, 2009	April 15, 2009	$28,322
March 16, 2009	Series A preferred Stock	$0.46094	January 16, 2009 to April 15, 2009	April 15, 2009	$4,240
June 15, 2009	Common stock and partnership and LTIP units	$0.11000	April 1, 2009 to June 30, 2009	July 15, 2009	$11,142
June 15, 2009	Series A preferred Stock	$0.46094	April 16, 2009 to July 15, 2009	July 15, 2009	$4,241
September 15, 2009	Common stock and partnership and LTIP units	$0.11000	July 1, 2009 to September 30, 2009	October 15, 2009	$11,142
September 15, 2009	Series A preferred Stock	$0.46094	July 16, 2009 to October 15, 2009	October 15, 2009	$4,241
Total 2009 dividends and distributions declared through September 30, 2009:

Common stock, partnership units, and LTIP units	$50,606
Series A preferred stock	12,722

$63,328

Noncontrolling Interests
On January 1, 2009, the Company adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. As a result of the issuance of the new guidance, if noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.
Noncontrolling interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with the redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the Units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance and determined that the Units meet the requirements to qualify for presentation as permanent equity.

The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets. For the nine months ended September 30, 2009, the Company recorded an increase to the carrying value of noncontrolling interests due to changes in their ownership percentage of approximately $135,000 (a corresponding decrease was recorded to additional paid-in capital) to reflect the noncontrolling interests’ proportionate share of equity. In subsequent periods, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.
The redemption value of the Units not owned by the Company at September 30, 2009 was approximately $44.4 million based on the average closing price of the Company’s common stock of $14.37 per share for the ten consecutive trading days immediately preceding September 30, 2009.
The following table shows the vested ownership interests in the Operating Partnership:

	September 30, 2009		December 31, 2008
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	97,381,235	97.1%	80,208,533	96.3%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,256,386	2.3%	2,961,369	3.5%
Partnership and LTIP units held by third parties(1)	595,551	0.6%	122,192	0.2%

Total	100,233,172	100.0%	83,292,094	100.0%

(1)	Includes vested ownership interests held by a former employee, which are now classified as held by a third party.
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
The accompanying consolidated financial statements include the results of investments in three VIEs in which the Company was considered to be the primary beneficiary for some or all of the periods presented. As of September 30, 2009, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this limited liability company not owned by the Company are classified as a portion of the noncontrolling interests on the consolidated balance sheets as of September 30, 2009. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company. The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
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

4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	September 30,	December 31,
	Rate	Rate	2009	2008	Maturity Date
Ardentech Court	7.25%	5.06%	$4,382	$4,464	July 1, 2012
Bayshore Boulevard	4.55%	4.55%	—	14,923	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,282	11,384	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	349,506	—	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	66,521	67,810	December 1, 2018
Lucent Drive	5.50%	5.50%	5,183	5,341	January 21, 2015
Monte Villa Parkway	4.55%	4.55%	—	9,084	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,620	6,694	September 1, 2012
Road to the Cure	6.70%	5.78%	15,018	15,200	January 31, 2014
Science Center Drive	7.65%	5.04%	11,025	11,148	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,543	29,184	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,942	—	June 30, 2013
9885 Towne Centre Drive	4.55%	4.55%	—	20,749	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,234	1,357	May 1, 2015

			664,256	344,338
Unamortized premiums			7,437	8,823

			$671,693	$353,161

On June 19, 2009, the Company closed on an $18.0 million mortgage loan, which is secured by the Company’s 9865 Towne Centre Drive property in San Diego, California. The mortgage loan bears interest at a fixed-rate of 7.95% per annum and matures in June 2013.
On June 29, 2009, the Company closed on a $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. The Company utilized the net proceeds from the new mortgage loan, along with borrowings from its unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of September 30, 2009.
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
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $600.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At September 30, 2009, the Company had $321.1 million in outstanding borrowings on its unsecured line of credit, with a weighted average interest rate of 1.4% on the unhedged portion of the outstanding debt of approximately $171.1 million.

Secured Term Loan
The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in twelve of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At September 30, 2009, the Company had $250.0 million in outstanding borrowings on its secured term loan, with an interest rate of 1.9% (excluding the effect of interest rate swaps).
The terms of the credit agreements for the unsecured line of credit and the secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2009.
Exchangeable Senior Notes, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its 4.50% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes contain an exchange settlement feature, which provides that the Notes may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for 2008 resulted in an increase in the exchange rate to 26.8135 per $1,000 principal amount of Notes, effective as of December 29, 2008, the Company’s ex dividend date. The Operating Partnership may redeem the Notes, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes have the right to require the Operating Partnership to repurchase the Notes, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At September 30, 2009 and 2008, the Notes had a contractual interest rate of 4.5%, which resulted in interest expense for the three and nine months ended September 30, 2009 of approximately $1.2 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2008 of approximately $2.0 million and $5.9 million, respectively.

On January 1, 2009, the Company adopted new accounting guidance, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount will be accreted as additional interest expense over the non-cancelable term of the instrument. Retrospective application was required and has been reflected in all periods presented. As a result, the gain on extinguishment of debt recognized in the fourth quarter of 2008 decreased by approximately $2.3 million (or approximately $0.03 per diluted share) and additional non-cash interest expense of approximately $5.9 million was recognized during the period from the date of issuance of the Notes through December 2008, partially offset by the recognition of additional capitalized interest of approximately $2.7 million. However, the adoption did not materially change the previously reported earnings per share for the periods presented. As of September 30, 2009 and December 31, 2008, the carrying value of the equity component recognized was approximately $14.0 million.
In March 2009, the Company completed the repurchase of approximately $12.0 million face value of the Notes for approximately $6.9 million. In April 2009, the Company completed an additional repurchase of approximately $8.8 million face value of the Notes for approximately $5.7 million. The repurchase of the Notes resulted in the recognition of a gain on extinguishment of debt of approximately $7.0 million for the nine months ended September 30, 2009 (net of the write-off of approximately $1.2 million in deferred loan fees and debt discount for the nine months ended September 30, 2009), which is reflected in the accompanying consolidated statements of income.
Exchangeable senior notes, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Exchangeable senior notes	$107,420	$128,250
Unamortized debt discount(1)	(3,896)	(6,207)

	$103,524	$122,043

(1)
The unamortized debt discount is being amortized through October 1, 2011, the first date at which the holders of the Notes may require the Operating Partnership to repurchase the Notes. Amortization of the debt discount during the three and nine months ended September 30, 2009 and 2008 resulted in an effective interest rate of 6.5% on the Notes and additional interest expense of approximately $447,000 and $683,000, respectively, and $1.4 million and $2.0 million, respectively.

Secured Construction Loan
The Company’s $550.0 million secured construction loan from KeyBank, which was secured by the Center for Life Science | Boston property, was repaid in June 2009 from the proceeds received from the new mortgage loan secured by the property, along with borrowings from the Company’s unsecured line of credit (see Note 4). In connection with the repayment of the secured construction loan, the Company wrote off approximately $843,000 of deferred loan fees in the nine months ended September 30, 2009, which are reflected in the consolidated statements of income as a reduction of the gain on extinguishment of debt recognized from the repurchase of the Notes (see above).
As of September 30, 2009, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding the debt premium of $7.4 million, unsecured line of credit, secured term loan and the Notes excluding the debt discount of $3.9 million) were as follows (in thousands):

2009	$1,772
2010	7,404
2011	351,039
2012	295,414
2013	25,941
Thereafter(1)	661,230

$1,342,800

(1)	Includes $107.4 million in principal payments of the Notes based on a contractual maturity date of October 1, 2026.

6. Earnings Per Share
On January 1, 2009, the Company adopted new accounting guidance, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be considered in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the two-class method, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share did not have a material effect on the amounts previously reported for the periods presented (with the exception of the amount of weighted-average basic and diluted shares utilized in the calculation).
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
As of September 30, 2009, all of the Company’s participating securities (including the Units) receive dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and nine months ended September 30, 2009 and 2008 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 and 2008 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, as well as an increase to net income allocable to common stockholders for the noncontrolling interest charge pertaining to the Units recognized during the respective period. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 5) as the weighted-average common stock prices of $12.41 and $26.20 for the three months ended September 30, 2009 and 2008, respectively, and $10.70 and $24.87 for the nine months ended September 30, 2009 and 2008, respectively, did not exceed the current exchange price then in effect of $37.29 per share at September 30, 2009 and $37.47 per share at September 30, 2008, respectively. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered antidilutive for the three and nine months ended September 30, 2009 and 2008.
Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Basic earnings per share:
Net income available to common stockholders	$4,062	$12,436	$41,282	$38,471
Less: net income allocable to unvested restricted stock	(34)	(36)	(380)	(122)
Less: distributions in excess of earnings attributable to unvested restricted stock	(60)	(37)	(86)	(111)

Net income attributable to common stockholders	$3,968	$12,363	$40,816	$38,238

Diluted earnings per share:
Net income available to common stockholders	$4,062	$12,436	$41,282	$38,471
Plus: net income attributable to noncontrolling interests of operating partnership	122	559	1,502	1,767

Net income available to common stockholders and participating securities (including the Units)	$4,184	$12,995	$42,784	$40,238

Weighted-average common shares outstanding:
Basic	97,315,601	71,513,333	88,754,885	68,995,174
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	821,770	206,771	826,640	219,053
Operating partnership and LTIP units	3,152,087	3,503,714	3,281,563	3,481,816

Diluted	101,289,458	75,223,818	92,863,088	72,696,043

Basic and diluted earnings per share:
Net income per share available to common stockholders, basic and diluted:	$0.04	$0.17	$0.46	$0.55

7. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2009 was as follows:

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guarantees the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC is unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At September 30, 2009, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.7% (including the applicable credit spread).

(2)
PREI II LLC acquired a portfolio of properties, which were subsequently sold in a series of transactions occurring in 2007. Pursuant to the terms of one of the sales transactions, PREI II LLC may receive additional consideration of approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $814,000 at September 30, 2009.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $2.3 million at September 30, 2009.

(4)	The Company’s economic interest in the McKellar partnership entitles it to 75% of the gains upon a sale of the property and 21% of the operating cash flows.
The Company acts as the operating member or partner, as applicable, and day-to-day manager for these partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI limited liability companies. The Company earned approximately $665,000 and $2.1 million in fees for the three and nine months ended September 30, 2009, respectively, and $612,000 and $1.9 million in fees for the three and nine months ended September 30, 2008, respectively, for services provided to the PREI limited liability companies, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Assets:
Investments in real estate, net	$611,966	$592,169
Cash and cash equivalents (including restricted cash)	10,132	6,757
Intangible assets, net	13,431	15,126
Other assets	18,621	16,373

Total assets	$654,150	$630,425

Liabilities and equity:
Mortgage notes payable	$393,299	$517,938
Other liabilities	24,451	24,844
Members’ equity	236,400	87,643

Total liabilities and equity	$654,150	$630,425

Company’s net investment in unconsolidated partnerships	$47,747	$18,173

On February 13, 2008, a wholly owned subsidiary of PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. In addition, the subsidiary, at its sole discretion, may exercise two extension options, which would extend the maturity date of the secured construction loan facility to February 13, 2011 and August 13, 2011, after satisfying certain conditions and paying an extension fee based on the then current facility commitment at each extension date. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI limited liability companies and are being used to fund the balance of the anticipated cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which was intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which increases on a monthly basis at predetermined amounts as additional borrowings are made. At September 30, 2009, there were $179.8 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8%.
During the nine months ended September 30, 2009, the Company provided approximately $32.4 million in additional funding to the PREI joint ventures pursuant to capital calls, primarily related to the refinancing of the secured acquisition and interim loan facility.

The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$7,542	$7,620	$22,870	$12,701

Rental operations expense	2,061	1,944	6,937	4,564
Real estate taxes, insurance and ground rent	5,509	1,854	9,751	1,285
Depreciation and amortization	3,305	2,615	9,913	3,709
Interest expense, net of interest income	2,500	2,433	7,112	6,559

Total expenses	13,375	8,846	33,713	16,117

Net loss	$(5,833)	$(1,226)	$(10,843)	$(3,416)

Company’s equity in net loss of unconsolidated partnerships	$(1,118)	$(208)	$(1,884)	$(338)

8. Derivatives and Other Financial Instruments
As of September 30, 2009, the Company had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s secured term loan. Each of the remaining two interest rate swaps hedges the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.8%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.8%, including the applicable credit spread) and is also currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of September 30, 2009, the Company had deferred interest costs of approximately $65.1 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in April 2009 for approximately $77.6 million. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The deferred interest costs of $65.1 million will be amortized as additional interest expense over ten years.
The following is a summary of the terms of the interest rate swaps, the forward starting swaps, and a stock purchase warrant held by the Company and their fair-values, which are included in other assets (asset account) and derivative instruments (liability account) based on their respective balances on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				September 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2009	2008
	$250,000	4.157%	June 1, 2005	June 1, 2010	$(6,304)	$(11,011)
	115,000	4.673%	October 1, 2007	August 1, 2011	(7,379)	(9,349)
	35,000	4.700%	October 10, 2007	August 1, 2011	(2,265)	(2,858)

Interest rate swaps	400,000				(15,948)	(23,218)

	150,000	5.162%	December 30, 2008	December 30, 2018	—	(34,307)
	50,000	5.167%	December 30, 2008	December 30, 2018	—	(11,449)
	100,000	5.167%	December 30, 2008	December 30, 2018	—	(22,942)
	150,000	5.152%	December 30, 2008	December 30, 2018	—	(34,175)

Forward starting swaps(2)	450,000				—	(102,873)

Other(3)	—				199	$—

Total derivative instruments	$850,000				$(15,749)	$(126,091)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)	The forward starting swaps were settled during the nine months ended September 30, 2009 for approximately $86.5 million.

(3)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three and nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recorded a loss on derivative instruments of $14,000 and a gain on derivative instruments of $289,000, respectively, as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. An immaterial amount of hedge ineffectiveness was recognized for the three and nine months ended September 30, 2008.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.9 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the three and nine months ended September 30, 2009, approximately $347,000 and $2.3 million of settlement payments, respectively, relating to our interest rate swaps have been deferred in accumulated other comprehensive income related to the Company’s Pacific Research Center and Landmark at Eastview properties, and other properties currently under development or redevelopment.
The following is a summary of the amount of gain/(loss) recognized in accumulated other comprehensive income related to the derivative instruments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of gain/(loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$1,978	$1,564	$7,332	$554
Forward starting swaps	—	(9,245)	11,783	(9,736)

Total cash flow hedges	1,978	(7,681)	19,115	(9,182)
Ineffective interest rate swaps(1)	—	—	4,321	—

Total interest rate swaps	$1,978	$(7,681)	$23,436	$(9,182)

(1)
Amount represents the reclassification of unrealized losses from other comprehensive income to earnings during the three months ended March, 31, 2009 relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(4,121)	$(2,669)	$(12,046)	$(5,470)
Forward starting swaps(2)	(1,797)	—	(1,797)	—

Total interest rate swaps	$(5,918)	$(2,669)	$(13,843)	$(5,470)

(1)
Amount represents payments made to swap counterparties for the effective portion of interest rate swaps that were recognized as an increase to interest expense for the periods presented (the amount was recorded as an increase and corresponding decrease to accumulated other comprehensive loss in the same accounting period).

(2)	Amount represents reclassifications of deferred interest costs from accumulated other comprehensive loss to interest expense related to the Company’s previously settled forward starting swaps.

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(14)	$(11)	$(25)	$(11)
Forward starting swaps	—	(489)	(477)	(489)

Total cash flow hedges	(14)	(500)	(502)	(500)
Ineffective interest rate swaps	—	(226)	791	(226)

Total interest rate swaps	$(14)	$(726)	$289	$(726)

9. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2009 and December 31, 2008, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
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
At September 30, 2009 and December 31, 2008, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, secured term loan, derivative instruments, investments, and proportionate share of unconsolidated indebtedness were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Fair-Value	Carrying Value	Fair-Value	Carrying Value

Mortgage notes payable(1)	$686,204	$671,693	$373,572	$353,161
Unsecured line of credit	305,448	321,124	104,507	108,767
Secured construction loan	—	—	500,162	507,128
Notes(2)	101,216	103,524	60,278	122,043
Secured term loan	231,939	250,000	240,667	250,000
Derivative instruments(3)	(15,749)	(15,749)	(126,091)	(126,091)
Investments(4)	2,395	2,395	—	—
Unconsolidated indebtedness(5)	76,542	78,808	103,819	103,798

(1)	Carrying value includes $7.4 million and $8.8 million of debt premium as of September 30, 2009 and December 31, 2008, respectively.

(2)	Carrying value includes $3.9 million and $6.2 million of debt discount as of September 30, 2009 and December 31, 2008, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 8).

(4)	The Company’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).

(5)	The Company’s proportionate share of indebtedness in its unconsolidated partnerships.

10. New Accounting Standards
In May 2009, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on subsequent events, which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company has adopted this guidance, which did not have a material impact on its consolidated financial statements.
In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets, which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Company is currently evaluating the potential impact of the adoption of this guidance, but does not believe that it will have a material impact on its consolidated financial statements.
In June 2009, the FASB issued new accounting guidance to improve financial reporting disclosure by companies involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Company is currently evaluating the potential impact of the adoption of this guidance.
In June 2009, the FASB issued an accounting standards codification (the “Codification”), which has become the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. The Company has adopted the Codification, which did not have a material impact on its consolidated financial statements.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2008 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2009. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
At September 30, 2009, our portfolio consisted of 69 properties, representing 114 buildings with an aggregate of approximately 10.5 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), construction in progress (properties that are currently under development through ground up construction), and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at September 30, 2009:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized properties	40	5,663,595	97.4%	4	257,268	100.0%	44	5,920,863	97.5%
Lease up properties	21	3,747,328	46.5%	2	417,290	27.3%	23	4,164,618	44.6%

Total operating portfolio	61	9,410,923	77.1%	6	674,558	55.1%	67	10,085,481	75.7%
Redevelopment properties	1	154,341	0.0%	—	—	n/a	1	154,341	0.0%
Construction in progress	—	—	—	1	280,000	0.0%	1	280,000	0.0%

Total portfolio	62	9,565,264	75.9%	7	954,558	38.9%	69	10,519,822	72.5%
Land parcels	n/a	1,352,000	n/a	—	—	n/a	n/a	1,352,000	n/a

Total proforma portfolio	62	10,917,264	n/a	7	954,558	n/a	69	11,871,822	n/a

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2009, our operating portfolio was 75.7% leased to 126 tenants. As of December 31, 2008, our operating portfolio was 86.9% leased to 115 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our operating portfolio, which increased by approximately 2.6 million rentable square feet in the nine months ended September 30, 2009 due to the completion of development or redevelopment activities at a number of properties.

Leases representing approximately 2.2% of our leased square footage expire during the remainder of 2009 (including month-to-month leases) and leases representing approximately 7.0% of our leased square footage expire during 2010. Our leasing strategy for 2009 focuses on leasing currently vacant space and negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. The success of our leasing and development strategy will depend upon the general economic conditions in the United States and in our target markets of Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania, New York/New Jersey and research parks near or adjacent to universities. We may proceed with additional new developments, as real estate and capital market conditions permit.
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
During the past nine months, we have also seen an increase in bankruptcies from certain tenants that are not well capitalized and an increase in tenants seeking to terminate existing lease arrangements. On an ongoing basis, we evaluate the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When we determine that the recoverability of tenant balances is not probable, we record an allowance for expected losses related to tenant receivables. Upon the termination of a lease, we accelerate the amortization of tenant improvements, deferred leasing costs and acquisition intangibles to the expected termination date. For financial reporting purposes, we treat a lease as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). The effects of a lease termination may be mitigated to some extent because space associated with terminated leases (either voluntarily or due to bankruptcy) may be subleased from the original tenant (and we will enter into direct leases with the subtenants) or can be re-leased, or we have received termination payments compensating us for a portion of lost rents and other tenant balances. Termination payments received for terminated leases for the three and nine months ended September 30, 2009 aggregated $4.4 million and $10.9 million, respectively. We received no termination payments in the comparable periods in the prior year. For the three and nine months ended September 30, 2009, the Company recorded an allowance for doubtful accounts expense of $1.3 million and $5.2 million, respectively, as compared to $65,000 and $104,000 for the three and nine months ended September 30, 2008, respectively. The increase in the allowance for doubtful accounts expense related to accounts receivable and accrued straight-line rents and is due to amounts considered uncollectible as a result of tenant bankruptcies, lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables. For the three and nine months ended September 30, 2009, depreciation and amortization includes the effect of accelerated amortization of tenant improvements, deferred leasing costs and any acquisition intangibles associated with terminated leases of $6.1 million and $10.2 million, respectively. We had no accelerated amortization in the comparable periods in the prior year. As of September 30, 2009, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable. As of September 30, 2009, the balance of tenant improvements, deferred leasing costs, acquisition intangibles and other potential costs relating to these leases is approximately $4.4 million. Should such tenants declare bankruptcy, abandon their spaces, or their leases are otherwise terminated, we may be required to accelerate the amortization of some or all of these balances to the expected termination dates.
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
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2009.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards
See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2009 or 2008), new properties (properties that were not owned for each of the three months ended September 30, 2009 and 2008 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$51,622	$50,527	$16,848	$8,858	$—	$—	$2	$(4)
Tenant recoveries	13,261	15,976	5,808	4,760	—	—	171	175
Other income	4,465	71	2	—	—	—	784	448

Total revenues	$69,348	$66,574	$22,658	$13,618	$—	$—	$957	$619

Rental Revenues. Rental revenues increased $9.1 million to $68.5 million for the three months ended September 30, 2009 compared to $59.4 million for the three months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the commencement of a new lease at our Landmark at Eastview property in July 2009. Same property rental revenues increased $1.1 million, or 2.2%, for the three months ended September 30, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the commencement of new leases at certain properties in 2009, increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis), and the accelerated recognition of rental revenue related to an early lease termination, partially offset by the loss of rental revenues at certain properties due to lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements decreased $1.7 million to $19.2 million for the three months ended September 30, 2009 compared to $20.9 million for the three months ended September 30, 2008. The decrease was primarily due to lease expirations and changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses, partially offset by properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties). Same property tenant recoveries decreased $2.7 million, or 17.0%, for the three months ended September 30, 2009 compared to the same period in 2008 primarily as a result of lease expirations at our Landmark at Eastview property and changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses.
The percentage of recoverable expenses recovered at our properties decreased to 75.5% for the three months ended September 30, 2009 compared to 87.9% for the three months ended September 30, 2008, primarily due to properties that were placed in service in 2009, but were not fully leased, properties for which leases commenced in 2008 and 2009, but for which payment for recoverable expenses will not begin until a later period, and lease terminations. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $1.3 million related to early lease terminations and tenant receivables that were deemed to be uncollectible as of September 30, 2009.
Other Income. Other income was $5.3 million for the three months ended September 30, 2009 compared to $519,000 for the three months ended September 30, 2008. Other income for the three months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $4.4 million and development fees earned from our PREI joint ventures. Other income for the three months ended September 30, 2008 primarily comprised development fees related to our PREI joint ventures.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$10,971	$12,305	$6,656	$4,334	$—	$—	$1,099	$388
Real estate taxes	5,358	5,275	2,875	1,488	—	—	—	—
Depreciation and amortization	22,492	17,615	8,461	3,891	—	—	—	—

Total expenses	$38,821	$35,195	$17,992	$9,713	$—	$—	$1,099	$388

Rental Operations Expense. Rental operations expense increased $1.7 million to $18.7 million for the three months ended September 30, 2009 compared to $17.0 million for the three months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Pacific Research Center property) and the write-off of receivable balances related to early lease terminations, partially offset by changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and lease expirations at certain properties. Same property rental operations expense decreased $1.3 million, or 10.8%, for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to lease terminations and expirations at our Landmark at Eastview property and a change in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses, partially offset by the write-off of certain assets related to early lease terminations and net decreases in utility usage and other recoverable costs compared to the same period in the prior year.
As discussed above, we recorded an allowance for doubtful accounts of $1.3 million and $65,000 for the three months ended September 30, 2009 and 2008, respectively.
Real Estate Tax Expense. Real estate tax expense increased $1.4 million to $8.2 million for the three months ended September 30, 2009 compared to $6.8 million for the three months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties). Same property real estate tax expense increased $83,000, or 1.6%, for the three months ended September 30, 2009 compared to the same period in 2008.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.5 million to $31.0 million for the three months ended September 30, 2009 compared to $21.5 million for the three months ended September 30, 2008. The increase was primarily due to commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties in 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and the acceleration of depreciation on certain assets related to early lease terminations of approximately $6.1 million.
General and Administrative Expenses. General and administrative expenses increased $1.4 million to $6.0 million for the three months ended September 30, 2009 compared to $4.6 million for the three months ended September 30, 2008. The increase was primarily due to an increase in compensation costs as compared to the prior year, and an increase in transactional costs due to the adoption of new accounting guidance on January 1, 2009 in which we are required to expense all transactional costs in the period incurred regardless of the status of the transaction.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $910,000 to a loss of $1.1 million for the three months ended September 30, 2009 compared to a loss of $208,000 for the three months ended September 30, 2008. The increased loss primarily reflects an accrual related to the expected outcome of litigation involving our PREI joint ventures.
Interest Expense. Interest cost incurred for the three months ended September 30, 2009 totaled $22.6 million compared to $21.4 million (revised for the adoption of new accounting guidance on January 1, 2009, which increased interest cost by approximately $683,000) for the three months ended September 30, 2008. Total interest cost incurred increased primarily as a result of increases in the average interest rate on our outstanding borrowings and the amortization of deferred interest cost related to our forward starting swaps of $1.8 million, partially offset by repayment of certain mortgage notes.

During the three months ended September 30, 2009, we capitalized $2.9 million of interest compared to $8.6 million (revised for the adoption of new accounting guidance on January 1, 2009, which increased capitalized interest by approximately $136,000) for the three months ended September 30, 2008. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended uses through 2009 and 2010. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $6.7 million to $19.6 million for the three months ended September 30, 2009 compared to $12.9 million for the three months ended September 30, 2008. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, from higher interest expense associated with a new fixed-rate mortgage loan secured by our Center for Life Science | Boston property used to repay a portion of the variable-rate secured construction loan (see Note 4 of the footnotes to the consolidated financial statements), and from the amortization of the remaining deferred interest costs of approximately $65.1 million in other comprehensive income related to the forward starting swaps, which will be amortized as additional interest expense over a 10-year term.
Loss on Derivative Instruments. During the three months ended September 30, 2009, approximately $14,000 of losses from ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate swaps and related debt were recognized as a loss on derivative instruments in the consolidated statements of income. The loss on derivative instruments for the three months ended September 30, 2008 was due to a change in the forecasted issuance date of debt relating to the forward starting swaps, from an original date of December 30, 2008 to a revised date of February 15, 2009, resulting in a charge to earnings related primarily to ineffectiveness on the forward starting swaps of $726,000.
Noncontrolling Interests. Income attributable to noncontrolling interests decreased $462,000 to $108,000 for the three months ended September 30, 2009 compared to $570,000 for the three months ended September 30, 2008. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock.
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2009 or 2008), new properties (properties that were not owned for each of the nine months ended September 30, 2009 and 2008 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$156,808	$149,159	$45,360	$14,402	$441	$398	$(1)	$(13)
Tenant recoveries	41,016	46,562	15,862	6,272	37	23	595	440
Other income	11,035	228	12	2	4	—	1,825	1,467

Total revenues	$208,859	$195,949	$61,234	$20,676	$482	$421	$2,419	$1,894

Rental Revenues. Rental revenues increased $38.7 million to $202.6 million for the nine months ended September 30, 2009 compared to $163.9 million for the nine months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the commencement of leases. Same property rental revenues increased $7.6 million, or 5.1%, for the nine months ended September 30, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the acceleration of the amortization of below-market lease intangible assets related to lease terminations of approximately $2.6 million, the commencement of new leases at certain properties in 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis), partially offset by lease expirations and early lease terminations.

Tenant Recoveries. Revenues from tenant reimbursements increased $4.2 million to $57.5 million for the nine months ended September 30, 2009 compared to $53.3 million for the nine months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by a reduction in tenant recoveries due to lease expirations and changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $5.5 million, or 11.9%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily as a result of a reduction in tenant recoveries due to lease expirations and changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses, partially offset by lease commencements.
The percentage of recoverable expenses recovered at our properties decreased to 74.6% for the nine months ended September 30, 2009 compared to 87.0% for the nine months ended September 30, 2008, primarily due to properties that were placed in service in 2009, but were not fully leased, and properties for which leases commenced in 2008 and 2009, but for which payment for recoverable expenses will not begin until a later period. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $5.2 million related to early lease terminations and tenant receivables that were deemed to be uncollectible as of September 30, 2009.
Other Income. Other income was $12.9 million for the nine months ended September 30, 2009 compared to $1.7 million for the nine months ended September 30, 2008. Other income for the nine months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $10.9 million and development fees earned from our PREI joint ventures. Other income for the nine months ended September 30, 2008 primarily comprised development fees related to our PREI joint ventures.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$35,416	$35,821	$15,504	$5,734	$916	$812	$3,703	$1,978
Real estate taxes	15,493	14,806	7,554	2,112	32	30	—	—
Depreciation and amortization	59,571	51,742	22,560	6,219	636	564	—	—

Total expenses	$110,480	$102,369	$45,618	$14,065	$1,584	$1,406	$3,703	$1,978

Rental Operations Expense. Rental operations expense increased $11.2 million to $55.5 million for the nine months ended September 30, 2009 compared to $44.3 million for the nine months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and the write-off of certain assets related to early lease terminations of approximately $4.9 million, partially offset by lease expirations. Same property rental operations expense decreased $405,000, or 1.1%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to a change in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by the write-off of certain assets related to early lease terminations and a reduction in rental operations expense due to lease expirations.
As discussed above, we recorded an allowance for doubtful accounts of $5.2 million and $104,000 for the nine months ended September 30, 2009 and 2008, respectively.
Real Estate Tax Expense. Real estate tax expense increased $6.2 million to $23.1 million for the nine months ended September 30, 2009 compared to $16.9 million for the nine months ended September 30, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties). Same property real estate tax expense increased $687,000, or 4.6%, for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the completion of an expansion of an existing building at one of our properties in February 2009, resulting in a higher tax basis for the property in the current year.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $24.3 million to $82.8 million for the nine months ended September 30, 2009 compared to $58.5 million for the nine months ended September 30, 2008. The increase was primarily due to commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties in 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and the acceleration of depreciation on certain assets related to early lease terminations of approximately $10.2 million.
General and Administrative Expenses. General and administrative expenses decreased $65,000 to $16.4 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease was primarily due to a decrease in office rent as a result of the relocation of our headquarters to our Bernardo Center Drive property in 2008, partially offset by an increase in compensation costs as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $1.5 million to a loss of $1.9 million for the nine months ended September 30, 2009 compared to a loss of $338,000 for the nine months ended September 30, 2008. The increased loss primarily reflects an accrual related to the expected outcome of litigation involving our PREI joint ventures.
Interest Expense. Interest cost incurred for the nine months ended September 30, 2009 totaled $55.1 million compared to $64.5 million (revised for the adoption of new accounting guidance on January 1, 2009, which increased interest cost by approximately $2.0 million) for the nine months ended September 30, 2008. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes, (b) the repayment of certain mortgage notes and (c) decreases in the average interest rate on our outstanding borrowings, partially offset by the amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million.
During the nine months ended September 30, 2009, we capitalized $10.5 million of interest compared to $35.5 million (revised for the adoption of new accounting guidance on January 1, 2009, which increased capitalized interest by approximately $869,000) for the nine months ended September 30, 2008. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended uses through 2009 and 2010. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $15.6 million to $44.6 million for the nine months ended September 30, 2009 compared to $29.0 million for the nine months ended September 30, 2008. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended uses and placed in service, from higher interest expense associated with debt secured by our Center for Life Science | Boston property as a result of the repayment of the variable-rate secured construction loan and the closing of fixed-rate mortgage loan (see Note 4 in the footnotes to the consolidated financial statements), and the amortization of the remaining deferred interest costs of approximately $65.1 million in other comprehensive income related to the forward starting swaps, which will be amortized as additional interest expense over a 10-year term.
Gain/(Loss) on Derivative Instruments. During the nine months ended September 30, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated statements of income as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at March 31, 2009. The gain on derivative instruments for the nine months ended September 30, 2009 also includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness of approximately $474,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt). The loss on derivative instruments for the nine months ended September 30, 2008 was due to a change in the forecasted issuance date of debt relating to the forward starting swaps, from an original date of December 30, 2008 to a revised date of February 15, 2009, resulting in a charge to earnings related primarily to ineffectiveness on the forward starting swaps of approximately $726,000.
Gain on Extinguishment of Debt. During the nine months ended September 30, 2009, we repurchased $20.8 million face value of our exchangeable senior notes for approximately $12.6 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $6.2 million (net of the write-off of approximately $1.2 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.

Noncontrolling Interests. Income attributable to noncontrolling interests decreased $313,000 to $1.5 million for the nine months ended September 30, 2009 compared to $1.8 million for the nine months ended September 30, 2008. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offering in May 2009.
Cash Flows
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

	2009	2008	Change
		(Revised)
	(In thousands)
Net cash provided by operating activities	$114,671	$82,682	$31,989
Net cash used in investing activities	(114,221)	(183,240)	69,019
Net cash provided by financing activities	8,407	110,530	(102,123)
Ending cash and cash equivalents balance	30,279	23,451	6,828
Net cash provided by operating activities increased $32.0 million to $114.7 million for the nine months ended September 30, 2009 compared to $82.7 million for the nine months ended September 30, 2008. The increase was primarily due to an increase in net income before depreciation and amortization, partially offset by net cash used to fund and settle changes in operating assets and liabilities.
Net cash used in investing activities decreased $69.0 million to $114.2 million for the nine months ended September 30, 2009 compared to $183.2 million for the nine months ended September 30, 2008. The decrease was primarily due to decreases in the purchases of interests in investments in real estate and additions to non-real estate assets (primarily related to our relocation to a new corporate headquarters in 2008 and the completion of certain development and redevelopment projects), partially offset by higher contributions to unconsolidated partnerships (primarily related to the refinancing of the PREI joint ventures’ secured acquisition and interim loan facility).
Net cash provided by financing activities decreased $102.1 million to $8.4 million for the nine months ended September 30, 2009 compared to $110.5 million for the nine months ended September 30, 2008. The decrease was primarily due to the repayment of the construction and mortgage loans and settlement of derivative instruments, partially offset by borrowings on our unsecured line of credit and newly issued mortgage loans.
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

Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income attributable to common stockholders (in thousands, except share data) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Net income available to common stockholders	$4,062	$12,436	$41,282	$38,471
Adjustments:
Noncontrolling interests in operating partnership	122	559	1,502	1,767
Depreciation and amortization — unconsolidated partnerships	662	524	1,986	1,425
Depreciation and amortization — consolidated entities	30,953	21,506	82,767	58,525
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(20)	(8)	(58)	(25)

Funds from operations available to common shares and Units	$35,779	$35,017	$127,479	$100,163

Funds from operations per share — diluted	$0.35	$0.47	$1.37	$1.38

Weighted-average common shares and Units outstanding — diluted	101,289,458	75,223,818	92,863,088	72,696,043

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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (mortgage notes payable excluding the debt premium of $7.4 million, unsecured line of credit, secured term loan, the Notes excluding the debt discount of $3.9 million, and our proportionate share of outstanding unconsolidated indebtedness) as of September 30, 2009 were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Fixed-rate mortgages	$1,772	$7,404	$29,915	$45,414	$25,941	$553,810	$664,256
Unsecured line of credit	—	—	321,124	—	—	—	321,124
Secured term loan	—	—	—	250,000	—	—	250,000
Notes	—	—	—	—	—	107,420	107,420

Total consolidated indebtedness	1,772	7,404	351,039	295,414	25,941	661,230	1,342,800
Secured acquisition and interim loan facility	—	—	40,650	—	—	—	40,650
Secured construction loan	—	35,961	—	—	—	—	35,961
McKellar Court fixed-rate mortgage	9	2,142	—	—	—	—	2,151

Total unconsolidated indebtedness	9	38,103	40,650	—	—	—	78,762

Total indebtedness	$1,781	$45,507	$391,689	$295,414	$25,941	$661,230	$1,421,562

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
On June 29, 2009, we closed on a $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. We utilized the net proceeds from the new mortgage loan, along with borrowings from our unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. We believe that we were in compliance with this covenant as of September 30, 2009.
In July 2009, we repaid approximately $44.0 million in principal balance of mortgage notes relating to certain properties.
On September 4, 2009, we entered into equity distribution agreements with three sales agents under which we may offer and sell shares of our common stock having an aggregate offering price of up to $120.0 million over time. During the three months ended September 30, 2009, no shares were issued under any of the equity distribution agreements.
Under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended, or Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 4, 2009, we filed such an automatic shelf registration statement, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Our total capitalization at September 30, 2009 was approximately $3.0 billion and comprised the following:

		Aggregate Principal
		Amount or
	Shares/Units at	Dollar Value	Percent of Total
	September 30, 2009	Equivalent	Capitalization
		(In thousands)
Debt:
Mortgage notes payable (1)		$671,693	22.6%
Secured term loan		250,000	8.4%
Exchangeable senior notes (2)		103,524	3.5%
Unsecured line of credit		321,124	10.8%

Total debt		1,346,341	45.3%
Equity:
Common shares outstanding (3)	98,203,176	1,355,204	45.6%
7.375% Series A Preferred shares outstanding (4)	9,200,000	230,000	7.7%
Operating partnership units outstanding (5)	2,600,288	35,884	1.2%
LTIP units outstanding (5)	486,165	6,709	0.2%

Total equity		1,627,797	54.7%

Total capitalization		$2,974,138	100.0%

(1)	Amount includes debt premiums of $7.4 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount includes a debt discount of $3.9 million.

(3)	Based on the market closing price of our common stock of $13.80 per share on the last trading day of the quarter (September 30, 2009).

(4)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(5)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $13.80 per share on the last trading day of the quarter (September 30, 2009).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At September 30, 2009, the ratio of debt to total asset book value was approximately 40.9%. However, our board of directors may from time to time modify our debt policy in light of economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of September 30, 2009, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 7).
McKellar Court is a variable interest entity; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 21% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of McKellar Court were $16.2 million at both September 30, 2009 and December 31, 2008, and the liabilities were $10.7 million at both September 30, 2009 and December 31, 2008. Our equity in net income of McKellar Court was $21,000 and $22,000 for the three months ended September 30, 2009 and 2008, respectively, and $64,000 and $63,000 for the nine months ended September 30, 2009 and 2008, respectively.

PREI II LLC is a variable interest entity; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI limited liability companies in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we may receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI limited liability companies were $638.0 million and $614.2 million and the liabilities were $407.0 million and $532.1 million at September 30, 2009 and December 31, 2008, respectively. Our equity in net loss of the PREI limited liability companies (net of intercompany eliminations) were losses of $1.1 million and $229,000 for the three months ended September 30, 2009 and 2008, respectively, and losses of $1.9 million and $399,000 for the nine months ended September 30, 2009 and 2008, respectively.
We have been the primary beneficiary in three other VIEs, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		September 30,	December 31,
Name	Percentage	Interest Rate (2)	2009	2008	Maturity Date
PREI I and PREI II(3)	20%	3.74%	$40,650	$72,811	February 10, 2011
PREI I(4)	20%	4.05%	35,961	28,706	August 13, 2010
McKellar Court(5)	21%	4.63%	2,151	2,175	January 1, 2010

Total			$78,762	$103,692

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of September 30, 2009.

(3)
Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a LIBOR-indexed variable-rate. The secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 7 in the accompanying consolidated financial statements). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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

(5)
Amount represents our proportionate share of the principal balance outstanding on a mortgage note payable, which is secured by the McKellar Court property (excluding $46,000 of unamortized debt premium).

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
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2009:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2007	March 15, 2007	April 16, 2007	$0.3100	$0.45582
June 30, 2007	June 15, 2007	July 16, 2007	0.3100	0.45582
September 30, 2007	September 14, 2007	October 15, 2007	0.3100	0.46094
December 31, 2007	December 12, 2007	January 15, 2008	0.3100	0.46094
March 31, 2008	March 14, 2008	April 15, 2008	0.3350	0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.1100	0.46094
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
As of September 30, 2009, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	September 30, 2009
Fixed interest rate (2)	$775,217	57.6%	6.76%
Variable interest rate (3)	571,124	42.4%	4.47%

Total/effective interest rate	$1,346,341	100.0%	5.80%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes 12 mortgage notes payable secured by certain of our properties (including $7.4 million of unamortized premium) and our exchangeable senior notes (including $3.9 million of unamortized debt discount).

(3)
Includes our unsecured line of credit and secured term loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. However, we are party to two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable-rate borrowings at 5.8% (based on the applicable credit spreads for the underlying debt at September 30, 2009) until the interest rate swaps expire in August 2011. We have also entered into an interest rate swap agreement that is intended to fix the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% (including the credit spread for the $250.0 million secured term loan at September 30, 2009) until the interest rate swap expires in 2010.

To determine the fair-value of our outstanding consolidated and proportionate share of unconsolidated indebtedness, the fixed and variable-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. At September 30, 2009, the fair-value of our consolidated and proportionate share of unconsolidated fixed-rate debt was estimated to be $789.6 million compared to the net carrying value of $777.4 million (includes $3.6 million of unamortized premiums, net of discounts, with our proportionate share of the debt premium related to our McKellar Court partnership). We do not believe that the interest rate risk represented by our fixed-rate debt was material as of September 30, 2009 in relation to total assets of $3.3 billion and equity market capitalization of $1.6 billion of our common stock, operating partnership and LTIP units, and preferred stock.
Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balances for the PREI limited liability companies’ secured construction loan at September 30, 2009, a 1% change in interest rates would change our interest cost by approximately $1.8 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, as supplemented by the risk factors described under Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the quarter ended June 30, 2009. Please refer to those sections for disclosures regarding the risks and uncertainties related to our business.

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
Dated: October 29, 2009

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