Form 10-K
period 2009-12-31
BioMed Realty Trust Inc
filed 2010-02-12
CIK 1289236

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 97,375,539 shares of common stock held by non-affiliates of the registrant was $996,151,764 based upon the last reported sale price of $10.23 per share on the New York Stock Exchange on June 30, 2009, the last business day of its most recently completed second quarter.
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of February 11, 2010 was 99,336,876.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement with respect to its May 26, 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

BIOMED REALTY TRUST, INC.
FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I
Item 1. Business
Forward-Looking Statements
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,
•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,
•	general economic conditions, including downturns in the national and local economies,
•	volatility in financial and securities markets,
•	defaults on or non-renewal of leases by tenants,
•	our inability to compete effectively,
•	increased interest rates and operating costs,
•	our inability to successfully complete real estate acquisitions, developments and dispositions,
•	risks and uncertainties affecting property development and construction,
•	our failure to successfully operate acquired properties and operations,
•	our failure to maintain our status as a real estate investment trust, or REIT,
•	government approvals, actions and initiatives, including the need for compliance with environmental requirements, and
•	changes in real estate, zoning and other laws and increases in real property tax rates.
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
We were incorporated in Maryland on April 30, 2004 and commenced operations on August 11, 2004, after completing our initial public offering. At December 31, 2009, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.5 million rentable square feet.
Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 10, 2010, we had 132 employees.
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
2009 Highlights
Leasing
During 2009, we executed 58 leasing transactions representing over 1.5 million square feet, including 42 new leases totaling approximately 904,000 square feet and 16 leases amended to extend their terms, totaling approximately 625,000 square feet. Significant transactions included:
•
January 15, 2009 — We signed two lease extensions through December 31, 2015 with Vertex Pharmaceuticals Incorporated totaling approximately 293,000 square feet at our 40 Erie Street and 200 Sidney Street properties in Cambridge, Massachusetts.

•
January 20, 2009 — We signed a new lease with Kowa Company, Ltd. that expires December 31, 2019 for approximately 24,000 square feet of laboratory and office space at our Center for Life Science | Boston.

•
May 1, 2009 — We signed a new 15-year lease with Regeneron Pharmaceuticals, Inc. for approximately 77,000 square feet of laboratory and office space at our Landmark at Eastview campus in Tarrytown, New York.

•
October 28, 2009 — We signed a new ten-year lease with the Broad Institute, Inc. for approximately 80,000 square feet of laboratory and office space at our 301 Binney Street property in Cambridge, Massachusetts, which is owned through our joint venture with institutional investors advised by Prudential Real Estate Investors, or PREI.

•
October 29, 2009 — We signed a new ten-year lease with Progenics Pharmaceuticals, Inc. for approximately 149,000 square feet of laboratory and office space at our Landmark at Eastview campus, replacing existing leases with Progenics which were set to expire from 2009 to 2012.

•
December 3, 2009 — We signed a new lease with Regeneron that expires June 30, 2024 for approximately 131,000 square feet of newly-constructed laboratory and office space at our Landmark at Eastview campus.

Development
During 2009, we delivered approximately 1.2 million rentable square feet of laboratory and office space, which was 90.9% leased at December 31, 2009, at the following properties:

	Rentable	Percent
Property	Square Feet	Leased
Center for Life Science | Boston	704,159	91.1%
530 Fairview Avenue	96,188	55.9%
Landmark at Eastview II	360,520	100.0%

Total/Weighted-Average	1,160,867	90.9%

Financings
Significant financing activity during 2009 included the following:
•
February 11, 2009 — Our PREI joint ventures jointly refinanced the outstanding balance of a secured acquisition and interim loan facility with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due.

•	May 21, 2009 — We completed a follow-on public offering of common stock, resulting in net proceeds of approximately $166.9 million.
•
June 19, 2009 — We closed on a new $18.0 million loan secured by our 9865 Towne Centre Drive property, a build-to-suit laboratory and office facility completed in the second quarter of 2008 and fully leased to Illumina, Inc.

•	June 29, 2009 — We closed on a new $350.0 million loan secured by our Center for Life Science | Boston property.
•
September 4, 2009 — We entered into three equity distribution agreements, pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $120.0 million. During the quarter ended December 31, 2009, we raised approximately $7.3 million in net proceeds under one of the equity distribution agreements.

•
November 23, 2009 and December 4, 2009 — We entered into amendments to our second amended and restated unsecured credit agreement, pursuant to which we increased the borrowing capacity on our unsecured line of credit by $65.0 million and $55.0 million, respectively, for an aggregate borrowing capacity of $720.0 million. All other material terms under the unsecured credit agreement remained unchanged.

•
December 11, 2009 — We repurchased approximately $61.3 million aggregate principal amount of our exchangeable senior notes due 2026 pursuant to a cash tender offer. In addition, we repurchased $20.8 million face value of our exchangeable senior notes due 2026 during 2009 in privately negotiated transactions for approximately $12.6 million.

Subsequent to December 31, 2009, on January 11, 2010, we issued $180.0 million aggregate principal amount of 3.75% exchangeable senior notes due 2030.
Dividends
During 2009, we declared aggregate dividends on our common stock of $0.695 per common share and aggregate dividends on our preferred stock of $1.84376 per preferred share.
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
Positive Life Science Industry Trends
We expect continued long-term growth in the life science industry due to several factors:
•
the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•
the high level of research and development expenditures, as represented by a Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by its members climbed to a record $50.3 billion in 2008 from $47.9 billion in the prior year, and when combined with non-member companies, totaled a record $65.2 billion in 2008, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.
Experienced Management
We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Our executive officers have acquired, developed, financed, owned, leased or managed in excess of $4.4 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.

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
As of December 31, 2009, we had 121 tenants in 69 total properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 14.5% and 10.0%, respectively, of our annualized base rent as of December 31, 2009, and 11.8% and 8.8%, respectively, of our total leased rentable square footage. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
In addition, certain of our life science tenants are development stage companies, which have a history of recurring losses from operations as they have devoted substantially all of their efforts to developing and completing clinical trials for various drug candidates. The development and approval process for these drug candidates is uncertain and lengthy, and often requires significant external access to capital. The sources of this capital have historically included the capital markets; funding through private and public agencies; and partnering, licensing and other arrangements with larger pharmaceutical, healthcare and biotechnology companies. The current economic environment has significantly impacted the ability of these companies to access the capital markets, including both equity financing through public offerings and debt financing. The pace of venture capital funding has also declined from previous levels, further restricting access to capital for these companies. In addition, state and federal government budgets have been negatively impacted by the current economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. Furthermore, partnering opportunities with more established companies, as well as governmental agency and university grants, have become more limited in the current economic environment. If funding sources for these companies remain significantly constrained, these companies may be forced to curtail or suspend their operations, and may default on their obligations to third parties, including their obligations to pay rent or pay for tenant improvements relating to space they lease.
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

In the United States, at both the federal and state levels, the government regularly considers legislation to reform health care and its cost, and such proposals have received increasing political attention. Congress is considering legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for many of our tenants’ marketable products, it may also include government intervention in product pricing and other changes that adversely affect reimbursement for those products. Sales of many of our tenants’ marketable products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations, price controls or third-party payors’ reimbursement policies may reduce reimbursement for our tenants’ marketable products and adversely impact our tenants’ businesses.
We cannot assure you that our tenants in the life science industry will be successful in their businesses. If our tenants’ businesses are adversely affected, they may have difficulty paying us rent or paying for tenant improvements relating to space they lease.
The bankruptcy of a tenant may adversely affect the income produced by and the value of our properties.
The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full.

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
In addition to the 13 properties we acquired in connection with our initial public offering in August 2004, as of December 31, 2009, we had acquired or had acquired an interest in an additional 56 properties (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties. If we fail to successfully operate new acquisitions or integrate them into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

The geographic concentration of our properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.
Eighteen of our properties are located in the Boston area. As of December 31, 2009, these properties represented 40.9% of our annualized base rent and 29.0% of our total leased square footage. Five of our properties are located in Maryland. As of December 31, 2009, these properties represented 16.1% of our annualized base rent and 14.6% of our total leased square footage. In addition, 27 of our properties are located in California, with 16 in San Diego and eleven in San Francisco. As of December 31, 2009, these properties represented 22.0% of our annualized base rent and 29.1% of our total leased square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our eleven properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the 16 properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.
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
Our ability to make expected distributions to our stockholders depends on our ability to generate revenues in excess of expenses, our scheduled principal payments on debt and our capital expenditure requirements. Events and conditions that are beyond our control may decrease our cash available for distribution and the value of our properties. These events include:
•	local oversupply, increased competition or reduced demand for life science office and laboratory space,
•	inability to collect rent from tenants,
•	vacancies or our inability to rent space on favorable terms,
•	increased operating costs, including insurance premiums, utilities and real estate taxes,
•	the ongoing need for capital improvements, particularly in older structures,
•	unanticipated delays in the completion of our development or redevelopment projects,
•	costs of complying with changes in governmental regulations, including usage, zoning, environmental and tax laws,
•	the relative illiquidity of real estate investments,
•	changing submarket demographics, and
•	civil unrest, acts of war and natural disasters, including earthquakes, floods and fires, which may result in uninsured and underinsured losses.
In addition, we could experience a general decline in rents or an increased incidence of defaults under existing leases if any of the following occur:
•	the continuation or worsening of the current economic environment,
•	future periods of economic slowdown or recession,
•	rising interest rates,
•	declining demand for real estate, or
•	the public perception that any of these events may occur.
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
Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Square properties, in Cambridge, Massachusetts, are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, the remediation of certain environmental conditions at off-site parcels located in Cambridge, Massachusetts, which was an assumed obligation of our joint venture, PREI II LLC, has been substantially completed as of December 31, 2009. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.
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
Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials, or ACMs, and may impose fines and penalties, including orders prohibiting the use of the affected property by us or our tenants, if we fail to comply with these requirements. Failure to comply with these laws, or even the presence of ACMs, may expose us to third-party liability. Some of our properties contain ACMs, and we could be liable for such fines or penalties, as described above in “Item 1. Business — Regulation — Environmental Matters.”
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
All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties are not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders could be adversely affected.
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

•
One or more lenders under our $720.0 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

As of December 31, 2009, we had outstanding mortgage indebtedness of $662.5 million, excluding $7.0 million of debt premium; $250.0 million of borrowings under our secured term loan, secured by twelve of our properties; $46.2 million of outstanding aggregate principal amount of exchangeable senior notes due 2026, excluding $1.5 million of debt discount; $397.7 million in outstanding borrowings under our $720.0 million unsecured line of credit; and $40.7 million of borrowings under a secured loan and $38.4 million of borrowings under a secured construction loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2009, the principal payments due for our consolidated indebtedness were $7.4 million in 2010, $427.6 million in 2011 and $295.4 million in 2012. In addition, as of December 31, 2009, our portion of the principal payments due for our unconsolidated indebtedness relating to our PREI joint ventures was $38.4 million in 2010 and $40.7 million in 2011. Subsequent to December 31, 2009, on January 11, 2010, we issued $180.0 million aggregate principal amount of exchangeable senior notes due 2030. Given current economic conditions including, but not limited to, the credit crisis and related turmoil in the global financial system, we may be unable to refinance these obligations when due, which may negatively affect our ability to conduct operations.
Recent disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms, or at all, and have other adverse effects on us.
The U.S. credit markets in particular continue to experience significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, the financial position of the lenders under our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States and globally, including the stock markets, which may make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.

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
As of December 31, 2009, we had three interest rate swaps with an aggregate notional amount of $400.0 million under which, at each monthly settlement date, we either (1) receive the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR.
For further detail regarding our interest rate swaps, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
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
Interest we pay could reduce cash available for distributions. Additionally, if we incur variable rate debt, including borrowings under our $250.0 million secured term loan and our $720.0 million unsecured line of credit, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Risks Related to Our Organizational Structure
Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.
Our charter, including the articles supplementary with respect to our preferred stock, contains ownership limits that may delay, defer or prevent a change of control transaction. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of the value of our outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of our common stock or Series A preferred stock. The board may not grant such an exemption to a person whose ownership in excess of 9.8% of our outstanding shares would result in our failure to qualify as a REIT. These restrictions on transferability and ownership will not apply if our board of directors determines that it is no longer in our best interests to attempt to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

We could authorize and issue stock without stockholder approval that may delay, defer or prevent a change of control transaction. Our charter authorizes us to issue additional authorized but unissued shares of our common stock or preferred stock. In addition, our board of directors may classify or reclassify any unissued shares of our common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. The board may also, without stockholder approval, amend our charter to increase or decrease the authorized number of shares of our common stock or our preferred stock that we may issue. The board of directors could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.
Certain provisions of Maryland law could delay, defer or prevent a change of control transaction. Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:
•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” or an affiliate of an interested stockholder for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of our outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such business combinations, and

•
“control share” provisions that provide that “control shares” of our company acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter (excluding interested shares). “Control shares” are voting shares that, when aggregated with all other shares owned by the stockholder or in respect of which the stockholder is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares.”

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
Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Our board of directors may alter or eliminate our current policy on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage policies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make expected distributions to our stockholders. Higher leverage also increases the risk we could default on our debt.

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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. We subsequently increased the annual dividend rate on shares of our common stock to $0.56 per share, starting in the fourth quarter of 2009. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.
The number of shares of our common stock available for future sale could adversely affect the market price of our common stock.
We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. As of December 31, 2009, 99,000,269 shares of our common stock were issued and outstanding, as well as our operating partnership units and long term incentive plan, or LTIP, units which may be exchanged for 2,600,288 and 476,272 shares of our common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2009. In addition, as of December 31, 2009, we had reserved an additional 3,054,739 shares of common stock for future issuance under our incentive award plan and 1,244,901 shares potentially issuable upon exchange of our 4.50% exchangeable senior notes due 2026 (based on the exchange rate as of December 31, 2009). Subsequent to December 31, 2009, on January 11, 2010, we issued $180.0 million in aggregate principal amount of 3.75% exchangeable senior notes due 2030, with 9,914,076 shares potentially issuable upon exchange of our 3.75% exchangeable senior notes due 2030 (based on the exchange rate as of January 11, 2010). Sales of substantial amounts of shares of our common stock in the public market, or upon exchange of operating partnership units, LTIP units, our 4.50% exchangeable senior notes due 2026 or our 3.75% exchangeable senior notes due 2030, or the perception that such sales might occur, could adversely affect the market price of our common stock.
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
Any of the following could have an adverse effect on the market price of our common stock:
•	the exchange of operating partnership units, LTIP units, our 4.50% exchangeable senior notes or our 3.75% exchangeable senior notes for common stock,

•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,

•	additional issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of our common stock.
Additionally, the existence of operating partnership units, LTIP units, our 4.50% exchangeable senior notes due 2026 or our 3.75% exchangeable senior notes due 2030 and shares of our common stock reserved for issuance upon exchange of operating partnership units, LTIP units, our 4.50% exchangeable senior notes due 2026 or our 3.75% exchangeable senior notes due 2030 and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of our common stock may be dilutive to existing stockholders.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Existing Portfolio
At December 31, 2009, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.5 million rentable square feet.
The following reflects the classification of our properties between stabilized (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction), development (properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use) and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2009:

				Unconsolidated Partnership
	Consolidated Portfolio			Portfolio			Total Portfolio
		Rentable			Rentable			Rentable
		Square	Percent		Square	Percent		Square	Percent
	Properties	Feet	Leased	Properties	Feet	Leased	Properties	Feet	Leased
Stabilized	40	5,269,817	98.6%	4	257,268	100.0%	44	5,527,085	98.6%
Lease up	20	3,985,447	54.5%	2	417,290	46.4%	22	4,402,737	53.8%

Total operating portfolio	60	9,255,264	79.6%	6	674,558	66.9%	66	9,929,822	78.7%

Development	—	—	—	1	280,000	—	1	280,000	—

Redevelopment	1	154,341	—	—	—	n/a	1	154,341	—

Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total current portfolio	62	9,561,750	77.1%	7	954,558	47.3%	69	10,516,308	74.3%
Land parcels	n/a	1,548,000	n/a	—	—	n/a	—	1,548,000	n/a

Total portfolio	62	11,109,750	n/a	7	954,558	n/a	69	12,064,308	n/a

Our total portfolio by market at December 31, 2009 was as follows:

		Current(1)			Expiration(2)
				Annualized			Annualized
	Leased		Percent of	Base Rent		Percent of	Base Rent
	Square	Annualized	Annualized	per Leased	Annualized	Annualized	per Leased
Market	Feet	Base Rent	Base Rent	Sq Ft	Base Rent	Base Rent	Sq Ft
		(in thousands)			(in thousands)
Boston(3)	2,263,879	$118,718	40.9%	$52.44	$130,268	37.0%	$57.54
Maryland	1,144,968	46,742	16.1%	40.82	63,578	18.0%	55.53
San Diego(3)	1,084,660	32,977	11.4%	30.40	41,615	11.8%	38.37
San Francisco	1,193,272	30,585	10.6%	25.63	38,354	10.9%	32.14
New York/New Jersey	1,027,970	30,555	10.5%	29.72	44,842	12.7%	43.62
Pennsylvania	684,920	15,159	5.2%	22.13	16,348	4.6%	23.87
Seattle	169,593	7,114	2.5%	41.95	8,730	2.5%	51.48
University Related — Other	249,507	8,020	2.8%	32.14	8,965	2.5%	35.93

Total Portfolio/Weighted-Average	7,818,769	$289,870	100.0%	$37.07	$352,700	100.0%	$45.11

(1)
In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2009, or if rent has not yet commenced, the first monthly rent amount that will be due at rent commencement, multiplied by 12 months.

(2)	Annualized base rent at expiration is the monthly contractual rent as of date of expiration of the applicable lease (not including any extension option(s)), multiplied by 12 months.

(3)
We are a member of the unconsolidated limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, and we are entitled to approximately 20% of the operating cash flows. We also own the general partnership interest in the unconsolidated limited partnership that owns the McKellar Court property, which entitles us to 75% of the gains upon a sale of the property and 22% of the operating cash flows.

Properties we owned, or had an ownership interest in, at December 31, 2009 were as follows:

	Rentable	Percent
Boston	Square Feet	Leased
Albany Street	75,003	100.0%
Center for Life Science | Boston	704,159	91.1%
Charles Street	47,912	100.0%
Coolidge Avenue	37,400	57.4%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	n/a
Fresh Pond Research Park	90,702	73.5%
675 West Kendall Street (Kendall A)	302,919	97.0%
500 Kendall Street (Kendall D)	349,325	98.9%
Sidney Street	191,904	100.0%
Vassar Street	52,520	100.0%
Maryland
Beckley Street	77,225	100.0%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Faraday Avenue	28,704	100.0%
John Hopkins Court	72,192	29.7%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6828 Nancy Ridge Drive	42,138	58.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	79.6%
San Diego Science Center	105,364	79.2%
Science Center Drive	53,740	100.0%
Sorrento Valley Boulevard	54,924	100.0%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	100.0%
San Francisco
Ardentech Court	55,588	100.0%

	Rentable	Percent
	Square Feet	Leased
Ardenwood Venture(1)	72,500	38.1%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	72.7%
Bridgeview Technology Park II	50,400	0.0%
Dumbarton Circle	44,000	100.0%
Eccles Avenue(2)	152,145	0.0%
Forbes Boulevard	237,984	100.0%
Industrial Road	171,965	83.8%
Kaiser Drive	87,953	0.0%
Pacific Research Center	1,389,517	25.5%
New York/New Jersey
Graphics Drive	72,300	25.7%
Landmark at Eastview	750,784	86.4%
Landmark at Eastview II	360,520	100.0%
One Research Way	49,421	0.0%
Pennsylvania
Eisenhower Road	27,750	59.7%
George Patterson Boulevard	71,500	100.0%
King of Prussia	427,109	87.7%
Phoenixville Pike	104,400	71.6%
Spring Mill Drive	76,561	100.0%
900 Uniqema Boulevard(3)	11,293	100.0%
1000 Uniqema Boulevard(3)	59,821	100.0%
Seattle
Elliott Avenue(4)	154,341	0.0%
500 Fairview Avenue	22,213	100.0%
530 Fairview Avenue	96,188	55.9%
Monte Villa Parkway	51,000	100.0%
217th Place	67,799	62.9%
University Related — Other
Lucent Drive(5)	21,500	100.0%
Trade Centre Avenue(6)	78,023	100.0%
Walnut Street(7)	149,984	100.0%

Total Consolidated Portfolio/Weighted-Average	9,561,750	77.1%

Unconsolidated Portfolio:
McKellar Court(8)	72,863	100.0%
320 Bent Street(9)	184,405	100.0%
301 Binney Street(9)	417,290	46.4%
301 Binney Garage(9)	503 Stalls	n/a
650 E. Kendall Street (Kendall B)(9)(10)	280,000	0.0%
350 E. Kendall Street Garage (Kendall F)(9)	1,409 Stalls	n/a
Kendall Crossing Apartments(9)	37 Apts.	n/a

Total Portfolio/Weighted-Average	10,516,308	74.3%

(1)	We own an 87.5% membership interest in the limited liability company that owns this property.

(2)	The property was under pre-development at December 31, 2009.

(3)	Located in New Castle, Delaware.

(4)	The property was under redevelopment at December 31, 2009.

(5)	Located in Lebanon, New Hampshire.

(6)	Located in Longmont, Colorado.

(7)	Located in Boulder, Colorado.

(8)
We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows. The property is located in San Diego, California.

(9)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

(10)	The property was under development at December 31, 2009.

Tenant Information
As of December 31, 2009, our consolidated and unconsolidated properties were leased to 121 tenants, and 88% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2009:

			Annualized	Percent of
			Base Rent	Annualized
		Annualized	per Leased	Base Rent -	Lease
	Leased	Base Rent	Square Foot	Current	Expiration
Tenant	Square Feet	Current	Current	Total Portfolio	Date(s)
		(In thousands)
Human Genome Sciences, Inc.	924,970	$41,918	$45.32	14.5%	June 2026
Vertex Pharmaceuticals Incorporated	685,286	28,982	42.29	10.0%	Multiple(1)
Beth Israel Deaconess Medical Center, Inc.	362,364	25,543	70.49	8.8%	July 2023
Regeneron Pharmaceuticals, Inc.	565,405	18,682	33.04	6.4%	Multiple(2)
Genzyme Corporation	343,000	15,464	45.08	5.3%	August 2018
Merck & Co., Inc.(3)	184,357	9,340	50.66	3.2%	Multiple(4)
Ironwood Pharmaceuticals, Inc.(3)	153,189	9,053	59.10	3.1%	Multiple(5)
Children’s Hospital Corporation	150,215	8,901	59.26	3.1%	May 2023
Centocor, Inc. (Johnson & Johnson)	374,387	8,490	22.68	2.9%	April 2014
Array BioPharma, Inc.	228,007	7,397	32.44	2.6%	Multiple(6)

Total/Weighted-Average(7)	3,971,180	$173,770	$43.76	59.9%

(1)	20,608 square feet expires May 2012, 81,204 square feet expires October 2013, 292,758 square feet expires January 2016, and 290,716 square feet expires May 2018.

(2)	21,900 square feet is on a month-to-month basis, 16,725 square feet expires March 2011, 6,568 square feet expires August 2011, and 520,212 square feet expires July 2024.

(3)	We own 20% of the limited liability company that owns a property that this tenant occupies.

(4)	39,053 square feet expire in July 2012 and 145,304 square feet expire in September 2016.

(5)	39,101 square feet expires December 2010 and 114,088 square feet expires January 2016.

(6)	149,984 square feet expires July 2016 and 78,023 square feet expires August 2016.

(7)	Without regard to any lease terminations and/or renewal options.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 11, 2010, the reported closing sale price per share for our common stock on the NYSE was $14.39 and there were approximately 211 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share
First Quarter 2008	$25.33	$19.32	$23.89	$0.335
Second Quarter 2008	$27.75	$23.59	$24.53	$0.335
Third Quarter 2008	$29.50	$22.72	$26.45	$0.335
Fourth Quarter 2008	$25.43	$5.88	$11.72	$0.335
First Quarter 2009	$13.52	$6.02	$6.77	$0.335
Second Quarter 2009	$12.21	$6.47	$10.23	$0.110
Third Quarter 2009	$15.31	$9.16	$13.80	$0.110
Fourth Quarter 2009	$16.59	$12.62	$15.78	$0.140
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
The following graph shows a comparison from December 31, 2004 to December 31, 2009 of cumulative total shareholder return, calculated on a dividend reinvested basis, for our company, the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of our company’s common stock, the S&P 500 and the Industry Index on December 31, 2004. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Period Ending Index 12/31/04 12/31/05 12/31/06 12/31/07 12/31/08 12/31/09 BioMed Realty Trust, Inc. 100.00 115.22 140.54 119.71 65.21 94.76 S&P 500 100.00 104.91 121.48 128.16 80.74 102.11 NAREIT All Equity REIT Index 100.00 112.16 151.49 127.72 79.53 101.79 SNL US REIT Office 100.00 112.40 161.54 128.47 73.04 100.13 Russell 2000 100.00 104.55 123.76 121.82 80.66 102.58
Source: SNL Financial LC
Item 6. Selected Financial Data
The following sets forth selected consolidated financial and operating information for BioMed Realty Trust, Inc. which is derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

BIOMED REALTY TRUST, INC.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007	2006	2005
Statements of Income:
Revenues:
Total revenues	$361,166	$301,973	$266,109	$218,735	$138,784

Expenses:
Rental operations and real estate taxes	104,824	84,729	71,142	60,999	46,358
Depreciation and amortization	109,620	84,227	72,202	65,063	39,378
General and administrative	22,919	22,834	21,870	18,085	13,278

Total expenses	237,363	191,790	165,214	144,147	99,014

Income from operations	123,803	110,183	100,895	74,588	39,770
Equity in net (loss)/income of unconsolidated partnerships	(2,390)	(1,200)	(893)	83	119
Interest income	308	485	990	1,102	1,333
Interest expense	(64,998)	(41,172)	(28,786)	(40,945)	(23,226)
Gain/(loss) on derivative instruments	203	(19,948)	—	—	—
Gain on extinguishment of debt	3,264	14,783	—	—	—

Income from continuing operations	60,190	63,131	72,206	34,828	17,996
Income from discontinued operations before gain on sale of assets	—	—	639	1,542	57
Gain on sale of real estate assets	—	—	1,087	—	—

Income from discontinued operations	—	—	1,726	1,542	57

Net income	60,190	63,131	73,932	36,370	18,053
Net income attributable to noncontrolling interests	(1,468)	(2,077)	(2,531)	(1,610)	(1,007)

Net income attributable to the Company	58,722	61,054	71,401	34,760	17,046
Preferred stock dividends	(16,963)	(16,963)	(16,868)	—	—

Net income available to common stockholders	$41,759	$44,091	$54,533	$34,760	$17,046

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.45	$0.61	$0.81	$0.59	$0.44
Diluted earnings per share	$0.45	$0.61	$0.80	$0.59	$0.43
Net income per share available to common stockholders:
Basic earnings per share	$0.45	$0.61	$0.83	$0.61	$0.44
Diluted earnings per share	$0.45	$0.61	$0.83	$0.61	$0.44
Weighted-average common shares outstanding:
Basic	91,011,123	71,684,244	65,303,204	55,928,975	38,913,103
Diluted	91,851,002	75,408,153	68,738,694	58,886,694	42,091,195
Cash dividends declared per common share	$0.70	$1.34	$1.24	$1.16	$1.08
Cash dividends declared per preferred share	$1.84	$1.84	$1.83	—	—
Balance Sheet Data (at period end):
Investments in real estate, net	$2,971,767	$2,960,429	$2,807,599	$2,457,721	$1,129,371
Total assets	3,283,274	3,229,314	3,058,631	2,692,572	1,337,310
Total indebtedness	1,361,805	1,341,099	1,489,585	1,329,588	513,233
Total liabilities	1,459,342	1,591,365	1,641,850	1,444,843	586,162
Total equity	1,823,932	1,637,949	1,416,781	1,247,729	751,148
Other Data:
Cash flows from/(used in):
Operating activities	145,089	115,046	114,965	101,588	54,762
Investing activities	(157,627)	(218,661)	(409,301)	(1,339,463)	(601,805)
Financing activities	11,038	111,558	282,151	1,243,227	539,486

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
At December 31, 2009, our portfolio consisted of 69 properties, representing 112 buildings with an aggregate of approximately 10.5 million rentable square feet.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2009, our operating portfolio was 78.7% leased to 121 tenants. As of December 31, 2008, our operating portfolio was 86.9% leased to 115 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our operating portfolio, which increased by approximately 2.5 million rentable square feet in the year ended December 31, 2009 due to the completion of development or redevelopment activities at a number of properties. Total leased square footage during the same period increased by approximately 76,000 square feet within the operating portfolio.
Leases representing approximately 5.6% of our leased square footage expire during 2010 and leases representing approximately 4.0% of our leased square footage expire during 2011. Our leasing strategy for 2010 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments, as real estate and capital market conditions permit.
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
During the past twelve months, we have also seen an increase in bankruptcies from certain tenants that are not well capitalized and an increase in tenants seeking to terminate existing lease arrangements. On an ongoing basis, we evaluate the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When we determine that the recoverability of tenant balances is not probable, we record an allowance for expected losses related to tenant receivables. Upon the termination of a lease, we accelerate the amortization of tenant improvements, deferred leasing costs and acquisition intangibles to the expected termination date. For financial reporting purposes, we treat a lease as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). The effects of a lease termination may be mitigated to some extent because space associated with terminated leases (either voluntarily or due to bankruptcy) may be subleased from the original tenant (and we will enter into direct leases with the subtenants) or can be re-leased, or we have received termination payments compensating us for a portion of lost rents and other tenant balances. Termination payments received for terminated leases for the years ended December 31, 2009, 2008 and 2007 aggregated $10.9 million, $35,000 and $7.6 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the Company recorded bad debt expense of $6.3 million, $796,000 and $232,000, respectively. The increase in the bad debt expense related to accounts receivable and accrued straight-line rents and is due to amounts considered uncollectible as a result of tenant bankruptcies, lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables. For the years ended December 31, 2009, 2008 and 2007, depreciation and amortization includes the effect of accelerated amortization of tenant improvements, deferred leasing costs and any acquisition intangibles associated with terminated leases. As of December 31, 2009, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.

As a direct result of the current economic recession, we believe it is possible that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and expected undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
Redevelopment/Development Properties
We are actively engaged in the redevelopment and development of certain properties in our portfolio. We believe that these activities will ultimately result in a return on our additional investment once the redevelopment and development activities have been completed and the properties are leased. However, redevelopment and development activities involve inherent risks and assumptions relating to our ability to fully lease the properties. Our objective is that these properties will be fully leased upon completion of the construction activities. However, our ability to fully lease the properties may be adversely affected by changing market conditions, including periods of economic slowdown or recession, rising interest rates, declining demand for life science office and laboratory space, local oversupply of real estate assets, or competition from others, which may diminish our opportunities for leasing the property on favorable terms or at all. In addition, we may fail to retain tenants that have leased our properties, or may face significant monetary penalties, if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications. Further, our competitors with greater resources may have more flexibility than we do in their ability to offer rental concessions to attract tenants to their properties, which could put pressure on our ability to attract tenants at rental rates that will provide an expected return on our additional investment in these properties. As a result, we may be unable to fully lease some of our redevelopment/development properties in a timely manner upon the completion of major construction activities.
We also rely on external sources of debt and equity funding to provide capital for our redevelopment and development projects. Although we believe that we currently have sufficient borrowing capacity and will be able to obtain additional funding as necessary, we may be unable to obtain financing on reasonable terms (or at all) or we may be forced to seek alternative sources of potentially less attractive financing, which may require us to adjust our business and construction plans accordingly. Further, we may spend more time or money than anticipated to redevelop or develop our properties due to delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations or other unanticipated delays in the construction.
The following summarizes our consolidated properties under development or redevelopment at December 31, 2009:

	Current		Estimated
	Rentable	Percent	In-Service
Property	Square Feet	Leased	Date(1)
Pre-development (2)
Eccles Avenue	152,145	0.0%	N/A
Redevelopment
Elliott Avenue	154,341	0.0%	Q1 2010

Total/Weighted-Average	306,486	0.0%

(1)
Our estimate of the time in which redevelopment will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities. We currently estimate that we will invest up to an additional $2.3 million before the redevelopment of these properties is substantially complete.

(2)	Pre-development includes development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction.

Lease Expirations
The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2009. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Annualized
				Percent of	Base Rent
		Percent of	Annualized	Annualized	per Leased
	Leased	Leased	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Square Feet	Square Feet	Current	Current	Current
	(In thousands)
2010(1)	434,028	5.6%	$9,570	3.3%	$22.05
2011	309,706	4.0%	10,224	3.5%	33.01
2012	348,118	4.5%	8,228	2.8%	23.64
2013	526,802	6.7%	12,361	4.3%	23.46
2014	638,001	8.2%	15,320	5.3%	24.01
2015	111,347	1.4%	3,400	1.2%	30.54
2016	1,004,564	12.8%	38,791	13.4%	38.61
2017	96,575	1.2%	3,033	1.0%	31.41
2018	1,117,541	14.3%	48,045	16.6%	42.99
2019	270,150	3.5%	7,339	2.5%	27.17
Thereafter	2,961,937	37.8%	133,559	46.1%	45.09

Total Portfolio/Weighted-Average	7,818,769	100.0%	$289,870	100.0%	$37.07

(1)	Includes current month-to-month leases.
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
Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties would affect the timing of recognition of the related revenue and expenses. The fair-value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand.
The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements are recorded based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period (see discussion of the recognition of acquired above-market and below-market leases in Revenue Recognition, Operating Expenses and Lease Terminations section below). The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated or if termination is determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of all unamortized amounts related to that lease would be accelerated and such amounts written off.
Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. We capitalize costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. We consider a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with any remaining portion under construction. Costs associated with acquisitions are charged to expense as incurred.
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

Revenue Recognition, Operating Expenses and Lease Terminations
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
Substantially all rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs are subject to recovery from tenants under the terms of our lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Tenant recovery revenue is recognized in the period the expenses are incurred. The reimbursements are recorded in revenues as tenant recoveries, and the expenses are recorded in rental operations expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.

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
Payments received under master lease agreements entered into with the sellers of properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income.
Investments in Partnerships
We evaluate our investments in limited liability companies and partnerships to determine whether such entities are controlled through means other than voting rights (“variable interest entities,” or VIEs) and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that will absorb the majority of expected losses of the VIE (should those losses be incurred), receive the majority of the expected returns of the VIE (should those returns be generated), or both. The obligation to absorb expected losses and the right to receive expected returns when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.
If the above conditions do not apply, we consider whether a general partner controls a limited partnership. The general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If these criteria are met and we are the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
Except for investments that are consolidated, we account for investments in entities over which we exercise significant influence, but do not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity in the investment is reflected in the consolidated balance sheets and our share of net income or loss is included in our consolidated statements of income.
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment (based on estimated future discounted cash flows) is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2009.
Assets and Liabilities Measured at Fair-Value
On January 1, 2008, we adopted new accounting guidance establishing a framework for measuring fair-value and expanding disclosure regarding related fair-value measurements. The guidance applies to reported balances that are required or permitted to be measured at fair-value under existing accounting pronouncements; accordingly, the guidance does not require any new fair-value measurements of reported balances.

On January 1, 2008, we adopted new fair-value option accounting guidance, which permits companies to choose to measure certain financial instruments and other items at fair-value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. However, we have not elected to measure any additional financial instruments and other items at fair-value (other than those previously required under other GAAP rules or standards).
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
We have used forward starting and interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Derivative Instruments
On January 1, 2009, we adopted new accounting guidance that requires us to provide users of financial statements an enhanced understanding of: (1) how and why we use derivative instruments, (2) how we account for derivative instruments and related hedged items, and (3) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This includes providing qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair-value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
We record all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of our derivatives, we consider the credit risk of our counterparties and ourselves. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The ongoing disruptions in the financial markets have heightened the risks to these institutions. While management believes that our counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.

The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair-value of the hedged asset or liability that are attributable to the hedged risk in a fair-value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though hedge accounting does not apply or we elect not to apply hedge accounting.
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
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 11). We formally document the hedging relationships for all derivative instruments, have historically accounted for all of our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.
Newly Issued Accounting Pronouncements
See Notes to Consolidated Financial Statements included elsewhere herein for disclosure and discussion of new accounting standards.
Results of Operations
The following is a comparison, for the years ended December 31, 2009 and 2008 and for the years ended December 31, 2008 and 2007, of the consolidated operating results of BioMed Realty Trust, Inc.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties, and corporate and discontinued operations), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2009 or 2008), new properties (properties that were not owned for each of the full years ended December 31, 2009 and 2008 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental	$207,209	$199,758	$62,105	$27,179	$588	$545	$(1)	$(18)
Tenant recoveries	54,836	60,312	21,776	11,220	45	31	749	603
Other income	11,116	313	13	2	4	—	2,726	2,028

Total revenues	$273,161	$260,383	$83,894	$38,401	$637	$576	$3,474	$2,613

Rental Revenues. Rental revenues increased $42.4 million to $269.9 million for the year ended December 31, 2009 compared to $227.5 million for the year ended December 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property) and the commencement of leases. Same property rental revenues increased $7.5 million, or 3.7%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in same property rental revenues was primarily a result of the accelerated amortization of below-market lease intangible assets related to lease terminations of $2.7 million, the commencement of new leases at certain properties in 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis), partially offset by lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements increased $5.2 million to $77.4 million for the year ended December 31, 2009 compared to $72.2 million for the year ended December 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston property), partially offset by a reduction in tenant recoveries due to lease expirations and changes in 2008 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $5.5 million, or 9.1%, for the year ended December 31, 2009 compared to the same period in 2008 primarily as a result of a reduction in tenant recoveries due to lease expirations and changes in 2008 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses, partially offset by lease commencements.
The percentage of recoverable expenses recovered at our properties decreased to 73.8% for the year ended December 31, 2009 compared to 85.2% for the year ended December 31, 2008, primarily due to properties that were placed into service in 2009, but were not fully leased, and properties for which leases commenced during 2008 and 2009, but for which payment for expense recovery will not begin until a later period. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $6.3 million related to early lease terminations and tenant receivables that were deemed to be uncollectible as of December 31, 2009.
Other Income. Other income was $13.9 million for the year ended December 31, 2009 compared to $2.3 million for the year ended December 31, 2008. Other income for the year ended December 31, 2009 primarily comprised consideration received related to early lease terminations of approximately $10.9 million and development fees earned from our PREI joint ventures. Other income for the year ended December 31, 2008 primarily comprised development fees related to our PREI joint ventures.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2009	2008	2009	2008	2009	2008	2009	2008
Rental operations	$45,006	$47,402	$22,114	$10,297	$1,215	$1,116	$4,878	$2,785
Real estate taxes	20,659	19,410	10,908	3,679	44	40	—	—
Depreciation and amortization	74,797	71,466	33,975	11,985	848	776	—	—

Total expenses	$140,462	$138,278	$66,997	$25,961	$2,107	$1,932	$4,878	$2,785

Rental Operations Expense. Rental operations expense increased $11.6 million to $73.2 million for the year ended December 31, 2009 compared to $61.6 million for the year ended December 31, 2008. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $4.5 million, partially offset by lease expirations. Same property rental operations expense decreased $2.4 million, or 5.1%, for the year ended December 31, 2009 compared to 2008 primarily due to changes during 2008 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by the write-off of certain assets related to early lease terminations and a reduction in rental operations expense due to lease expirations.

As discussed above, we recorded an allowance for doubtful accounts related to uncollectible tenant receivables of $6.3 million and $796,000 for the years ended December 31, 2009 and 2008, respectively.
Real Estate Tax Expense. Real estate tax expense increased $8.5 million to $31.6 million for the year ended December 31, 2009 compared to $23.1 million for the year ended December 31, 2008. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008 and 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties). Same property real estate tax expense increased $1.2 million, or 6.4%, for the year ended December 31, 2009 compared to 2008 primarily due to the completion of an expansion of an existing building at one of our properties in February 2009, resulting in a higher tax basis for the property in the current year.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $25.4 million to $109.6 million for the year ended December 31, 2009 compared to $84.2 million for the year ended December 31, 2008. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties (principally at our Center for Life Science | Boston and Pacific Research Center properties) and the acceleration of depreciation on certain assets related to early lease terminations of approximately $10.2 million.
General and Administrative Expenses. General and administrative expenses increased $85,000 to $22.9 million for the year ended December 31, 2009 compared to $22.8 million for the year ended December 31, 2008. The increase was primarily due to an increase in aggregate compensation costs as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $1.2 million to $2.4 million for the year ended December 31, 2009 compared to $1.2 million for the year ended December 31, 2008. The increased loss primarily reflects an accrual within our PREI joint ventures related to the calculation of annual ground lease payment escalations as a result of the increased probability for an adverse outcome relating to a portion of ongoing litigation.
Interest Expense. Interest cost incurred for the year ended December 31, 2009 totaled $77.4 million compared to $83.5 million for the year ended December 31, 2008. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes, (b) the repayment of certain mortgage notes and (c) decreases in the average interest rate on our outstanding borrowings, partially offset by the amortization of deferred interest costs related to our forward starting swaps of approximately $3.6 million.
During the year ended December 31, 2009, we capitalized $12.4 million of interest compared to $42.3 million for the year ended December 31, 2008. The decrease reflects the cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or a cessation of development or redevelopment activities. We expect capitalized interest costs on properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended use through 2010. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $23.8 million to $65.0 million for the year ended December 31, 2009 compared to $41.2 million for the year ended December 31, 2008. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended use and placed in service, from higher interest expense associated with debt secured by our Center for Life Science | Boston property as a result of the repayment of the variable-rate secured construction loan and the closing of fixed rate mortgage loan (see Note 4 in the footnotes to the consolidated financial statements), and the amortization of the remaining deferred interest costs of approximately $63.3 million in other comprehensive income related to the forward starting swaps, which will be amortized as additional interest expense over a remaining 10-year term.
Gain/(Loss) on derivative instruments. During the year ended December 31, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated statements of income as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at March 31, 2009. The gain on derivative instruments for the year ended December 31, 2009 also includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt). At December 31, 2008, the hedging relationships for two of our four forward starting swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and we were required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008. The loss on derivative instruments for the year ended December 31, 2008 also includes approximately $1.8 million of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt.

Gain on Extinguishment of Debt. During the year ended December 31, 2009, we repurchased $82.1 million face value of our exchangeable senior notes due 2026 for approximately $73.9 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $4.1 million (net of the write-off of approximately $3.8 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $609,000 to $1.5 million for the year ended December 31, 2009 compared to $2.1 million for the year ended December 31, 2008. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offering in May 2009.
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

Rental Revenues. Rental revenues increased $31.5 million to $227.5 million for the year ended December 31, 2008 compared to $196.0 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development for which partial revenue recognition commenced during 2008, partially offset by properties that generated rental revenues in 2007, which subsequently entered redevelopment. Same property rental revenues increased $5.3 million, or 3.0%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in same property rental revenues was primarily a result of the commencement of new leases at certain properties, and inflation-indexed rent increases at other properties, partially offset by lease expirations and early lease terminations.
Tenant Recoveries. Revenues from tenant reimbursements increased $10.5 million to $72.2 million for the year ended December 31, 2008 compared to $61.7 million for the year ended December 31, 2007. The increase was primarily due to the commencement of new leases at a number of properties, increases in utility usage and rates, acquisitions during 2007 and 2008, properties that were under redevelopment or development for which partial revenue recognition commenced during 2008, and an increase in property management fees earned from our PREI joint ventures. Same property tenant recoveries increased $2.9 million, or 5.4%, for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of net increases in utility usage and other recoverable costs compared to the prior year, partially offset by a change in 2008 at a property at which the tenant began to pay vendors directly for certain recoverable expenses.
The percentage of recoverable expenses recovered at our properties decreased to 85.2% for the year ended December 31, 2008 compared to 86.8% for the year ended December 31, 2007, primarily due to properties that were placed in service in 2008, but were not fully leased, and properties for which leases commenced in 2007 and 2008, but for which payment for recoverable expenses were not set to begin until a later period. In addition, property recovery percentages were affected by an increase in the rental operations expense of approximately $796,000 related to early lease terminations and tenant receivables that were deemed to be uncollectible as of December 31, 2008.

Other Income. Other income was $2.3 million for the year ended December 31, 2008 compared to $8.4 million for the year ended December 31, 2007. Other income for the year ended December 31, 2008 primarily comprised development fees earned from our PREI joint ventures. Other income for the year ended December 31, 2007 primarily comprised $7.7 million of gains on the early termination of leases and fees earned from our PREI joint ventures.
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

Rental Operations Expense. Rental operations expense increased $10.8 million to $61.6 million for the year ended December 31, 2008 compared to $50.8 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development for which partial revenue recognition commenced during 2008, partially offset by properties that generated rental revenues in 2007, which subsequently entered redevelopment. Same property rental operations expense increased $1.5 million, or 3.4%, for the year ended December 31, 2008 compared to 2007 primarily due to the hiring of additional property management personnel and related expansion of our operations in 2007 and 2008, and net increases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by a change in 2008 at a property at which the tenant began to pay vendors directly for certain recoverable expenses.
As discussed above, we recorded an allowance for doubtful accounts of $796,000 and $232,000 for the years ended December 31, 2008 and 2007, respectively.
Real Estate Tax Expense. Real estate tax expense increased $2.7 million to $23.1 million for the year ended December 31, 2008 compared to $20.4 million for the year ended December 31, 2007. The increase was primarily due to acquisitions during 2007 and 2008 and properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2008. Same property real estate tax expense increased $636,000, or 3.7%, for the year ended December 31, 2008 compared to 2007 primarily due to reassessments of the tax basis at certain properties in 2008 and refunds of property taxes in 2007 (reducing property tax expense in 2007), partially offset by a refund received at one property in 2008 and the continued capitalization of property taxes in connection with construction on our Landmark at Eastview II property.
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

Interest Expense. Interest cost incurred for the year ended December 31, 2008 totaled $83.5 million compared to $86.9 million for the year ended December 31, 2007. Total interest cost incurred decreased primarily as a result of: (a) decreases in borrowings for working capital purposes and (b) decreases in the average interest rate on our outstanding borrowings, partially offset by higher borrowings for development and redevelopment activities.
During the year ended December 31, 2008, we capitalized $42.3 million of interest compared to $58.1 million for the year ended December 31, 2007. The decrease reflects the partial or complete cessation of capitalized interest at our Center for Life Science | Boston, 9865 Towne Centre Drive, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $12.4 million to $41.2 million for the year ended December 31, 2008 compared to $28.8 million for the year ended December 31, 2007. We expect interest expense to continue to increase in 2009 as additional properties currently under development or redevelopment are readied for their intended uses and placed in service.
Loss on derivative instruments. We had four forward starting swaps that were acquired to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed rate debt by April 30, 2009. Such fixed rate debt was generally expected to be issued in connection with a refinancing of our secured construction loan. The four forward starting swaps had an aggregate notional value of $450.0 million. At December 31, 2008, the hedging relationships for two of our four forward starting swaps, with an aggregate notional amount of $150.0 million, were no longer considered highly effective as the expectation of forecasted interest payments had changed, and we were required to prospectively discontinue hedge accounting for these two swaps. As a result, a portion of the unrealized losses related to these forward starting swaps previously included in accumulated other comprehensive loss, totaling $18.2 million, was reclassified to the consolidated income statement as loss on derivative instruments in the fourth quarter of 2008. The loss on derivative instruments for the year ended December 31, 2008 also includes approximately $1.8 million of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt.
Gain on Extinguishment of Debt. In November 2008, we repurchased approximately $46.8 million face value of our exchangeable senior notes due 2026 for approximately $28.8 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $14.8 million (net of the write-off of approximately $3.1 million in deferred loan fees and unamortized debt discount), which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $454,000 to $2.1 million for the year ended December 31, 2008 compared to $2.5 million for the year ended December 31, 2007. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock, common stock offerings in April and October 2008 and net losses in our consolidated partnerships for the year ended December 31, 2008, compared to net income in our consolidated partnerships for the year ended December 31, 2007.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$145,089	$115,046	$114,965
Net cash used in investing activities	(157,627)	(218,661)	(409,301)
Net cash provided by financing activities	11,038	111,558	282,151
Ending cash and cash equivalents balance	19,922	21,422	13,479
Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
Net cash provided by operating activities increased $30.1 million to $145.1 million for the year ended December 31, 2009 compared to $115.0 million for the year ended December 31, 2008. Net cash provided by operating activities increased primarily due to increases in income before depreciation and amortization, gain on extinguishment of debt and allowance for bad debt, partially offset by changes in operating assets and liabilities and the add back for a non-cash loss on derivative instruments in 2008.

Net cash used in investing activities decreased $61.1 million to $157.6 million for the year ended December 31, 2009 compared to $218.7 million for the year ended December 31, 2008. The decrease was primarily due to completion of construction activities on several properties, partially offset by a decrease in proceeds from the sale of real estate assets, and contributions to unconsolidated partnerships.
Net cash provided by financing activities decreased $100.6 million to $11.0 million for the year ended December 31, 2009 compared to $111.6 million for the year ended December 31, 2008. The decrease primarily reflects reduced financing requirements due to reduced construction activity. Cash was generated from the sale of common stock and issuance of mortgage notes during the year ended December 31, 2009 and was used principally to pay down our secured construction loan, which was secured by the Center for Life Science | Boston property. In addition, cash from financing activities was provided by our unsecured line of credit during the year ended December 31, 2009.
Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007
Net cash provided by operating activities was $115.0 million for the year ended December 31, 2008 and $115.0 million for the year ended December 31, 2007. Net cash provided by operating activities increased primarily due to changes in operating assets and liabilities and the add back for a non-cash loss on derivative instruments in 2008, partially offset by increases in operating income before depreciation and amortization and gain on extinguishment of debt.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (mortgage notes payable excluding the debt premium of $7.0 million, unsecured line of credit, secured term loan, the exchangeable senior notes due 2026 excluding the debt discount of $1.5 million, and our proportionate share of outstanding unconsolidated indebtedness) as of December 31, 2009 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$7,404	$29,914	$45,414	$25,941	$353,091	$200,720	$662,484
Unsecured line of credit	—	397,666	—	—	—	—	397,666
Secured term loan	—	—	250,000	—	—	—	250,000
Notes	—	—	—	—	—	46,150	46,150

Total consolidated indebtedness	7,404	427,580	295,414	25,941	353,091	246,870	1,356,300
Share of unconsolidated indebtedness:
Secured loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	38,415	—	—	—	—	—	38,415

Total share of unconsolidated indebtedness	38,415	40,650	—	—	—	—	79,065

Total indebtedness	45,819	468,230	295,414	25,941	353,091	246,870	1,435,365

Debt maturities through 2011 include mortgages on our Bridgeview Technology Park I and Science Center Drive properties, with outstanding balances of $11.2 million and $11.0 million, respectively, as of December 31, 2009.
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
On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or it may execute the extension option. The loan includes certain restrictions and covenants that limit, among other things, the incurrence of additional indebtedness and liens at our PREI joint ventures.
In March 2009, we completed the repurchase of $12.0 million face value of our exchangeable senior notes due 2026 for approximately $6.9 million. In April 2009, we completed the repurchase of an additional $8.8 million face value of our exchangeable senior notes due 2026 for approximately $5.7 million.
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
On June 29, 2009, we closed on a $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. We utilized the net proceeds from the new mortgage loan, along with borrowings from our unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. We believe that we were in compliance with this covenant as of December 31, 2009.
In July 2009, we repaid approximately $44.0 million in principal balance of mortgage notes relating to certain properties.

On September 4, 2009, we entered into equity distribution agreements with three sales agents under which we may offer and sell shares of our common stock having an aggregate offering price of up to $120.0 million over time. During year ended December 31, 2009, we issued 547,900 shares under one of the equity distribution agreements, raising approximately $7.3 million in net proceeds.
On November 23, 2009 and December 4, 2009, we entered into amendments to our second amended and restated unsecured credit agreement with KeyBank and other lenders, pursuant to which we increased the borrowing capacity on our unsecured line of credit by $65.0 million and $55.0 million, respectively, for an aggregate borrowing capacity of $720.0 million. All other material terms under the unsecured credit agreement remained unchanged.
On December 11, 2009, we repurchased approximately $61.3 million in aggregate principal amount of the Notes pursuant to a publicly announced cash tender offer. The consideration for each $1,000 principal amount of the Notes was $1,000, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $61.8 million. After giving effect to the purchase of the tendered Notes, approximately $46.2 million aggregate principal amount of the Notes was outstanding as of December 31, 2009.
Subsequent to December 31, 2009, on January 11, 2010, we issued $180.0 million aggregate principal amount of 3.75% exchangeable senior notes due 2030. The net proceeds from the issuance were used to repay a portion of the outstanding indebtedness under our unsecured line of credit and for working capital purposes.
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
Our total capitalization at December 31, 2009 was approximately $3.2 billion and was comprised of the following:

		Aggregate
		Principal
	Shares/Units	Amount or
	at December 31,	Dollar Value	Percent of Total
	2009	Equivalent	Capitalization
		(In thousands)
Debt:
Mortgage notes payable(1)		$669,454	20.9%
Secured term loan		250,000	7.8%
Exchangeable senior notes due 2026(2)		44,685	1.4%
Unsecured line of credit		397,666	12.4%

Total debt		1,361,805	42.5%
Equity:
Common shares outstanding(3)	99,000,269	1,562,224	48.8%
7.375% Series A Preferred shares outstanding(4)	9,200,000	230,000	7.2%
Operating partnership units outstanding(5)	2,600,288	41,033	1.3%
LTIP units outstanding(5)	476,272	7,516	0.2%

Total equity		1,840,773	57.5%

Total capitalization		$3,202,578	100.0%

(1)	Amount includes unamortized debt premiums of $7.0 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount includes unamortized debt discount of $1.5 million.

(3)	Based on the market closing price of our common stock of $15.78 per share on the last trading day of the year (December 31, 2009).

(4)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(5)
Our partnership and LTIP units are each individually convertible into one share of common stock at the market closing price of our common stock of $15.78 per share on the last trading day of the year (December 31, 2009).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At December 31, 2009, the ratio of debt to total asset book value was approximately 41.5%. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
Our second amended and restated unsecured credit agreement, as amended, provides for a borrowing capacity on our unsecured line of credit of $720.0 million with a maturity date of August 1, 2011. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. We have deferred the loan costs associated with the amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original unsecured line of credit over the remaining term. At December 31, 2009, we had $397.7 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 1.3% on the unhedged portion of the outstanding debt of approximately $247.7 million.
Our first amended and restated $250.0 million secured term loan agreement has a maturity date of August 1, 2012 and bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points and (b) the federal funds rate then in effect plus 75 basis points. The secured term loan was secured by our interests in twelve of our properties as of December 31, 2009, and was also secured by our interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At December 31, 2009, we had $250.0 million in outstanding borrowings on our secured term loan.
The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for federal income tax purposes, we will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. We believe that we were in compliance with the covenants as of December 31, 2009.

A summary of our outstanding consolidated mortgage notes payable as of December 31, 2009 and 2008 is as follows (in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2009	2008	Maturity Date
Ardentech Court	7.25%	5.06%	$4,354	$4,464	July 1, 2012
Bayshore Boulevard(1)	4.55%	4.55%	—	14,923	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,246	11,384	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	348,749	—	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	66,077	67,810	December 1, 2018
Lucent Drive	5.50%	5.50%	5,129	5,341	January 21, 2015
Monte Villa Parkway(1)	4.55%	4.55%	—	9,084	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,595	6,694	September 1, 2012
Road to the Cure	6.70%	5.78%	14,956	15,200	January 31, 2014
Science Center Drive	7.65%	5.04%	10,981	11,148	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,322	29,184	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,884	—	June 30, 2013
9885 Towne Centre Drive(1)	4.55%	4.55%	—	20,749	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,191	1,357	May 1, 2015

			662,484	344,338
Unamortized premiums			6,970	8,823

			$669,454	$353,161

(1)	In July 2009, we repaid approximately $44.0 million in principal balance of mortgage notes relating to Bayshore Boulevard, Monte Villa Parkway, and 9885 Towne Centre Drive.
Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
As of December 31, 2009, principal payments due for our indebtedness (mortgage notes payable excluding unamortized debt premium of $7.0 million, secured term loan, secured construction loan, the exchangeable senior notes due 2026 excluding unamortized debt discount of $1.5 million, and unsecured line of credit, excluding our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2010	$7,404
2011	427,580
2012	295,414
2013	25,941
2014	353,091
Thereafter(1)	246,870

$1,356,300

(1)	Includes $46.2 million in principal payments of the exchangeable senior notes due 2026 based on a contractual maturity date of October 1, 2026.
We are a party to three interest rate swaps, which hedge the risk of increase in interest rates on our variable rate debt. In addition, we entered into forward starting swaps, which were settled with the corresponding counterparties in April 2009, and resulted in the deferral of interest costs recorded in other comprehensive income, which will be amortized as additional interest expense over the term of the corresponding fixed-rate debt.
The accounting for changes in the fair-value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair-value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair-value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. In determining the fair-value of our derivative instruments, we consider the credit risk of our counterparties and ourselves. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The ongoing disruptions in the financial markets have heightened the risks to these institutions. While we believe that our counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative instrument are also deferred in other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives that are not classified as hedges, changes in the fair-value of the derivative are recognized directly in earnings in the period in which the change occurs.
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposure to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known or expected cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Our objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, we have historically accounted for all of our interest rate swap agreements as cash flow hedges, and we have not used derivatives for trading or speculative purposes.
As of December 31, 2009, we had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date we either (1) receive the difference between the Strike Rate and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges our exposure to the variability in expected future cash flows attributable to changes in interest rates on our secured term loan. Each of the remaining two interest rate swaps hedges our exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.8%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.8%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of December 31, 2009, we had deferred interest costs of approximately $63.3 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009 for approximately $86.5 million. The forward starting swaps were entered into to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 we closed on $368.0 million in fixed-rate mortgage loans secured by our 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The deferred interest costs of $63.3 million will be amortized as additional interest expense over a remaining term of ten years. During the year ended December 31, 2009, approximately $3.6 million of deferred interest costs were recognized as additional interest expense.

For the years ended December 31, 2009, and 2008, approximately $203,000 of gain on derivative instruments and $19.9 million of loss on derivative instruments, respectively, was recognized as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. For the year ended December 31, 2007 an immaterial amount of hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates of the interest rate swaps and related debt was recognized in interest expense.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings when the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $19.8 million and $7.1 million and (2) a loss on derivative instruments of $203,000 and $19.9 million for the years ended December 31, 2009, and 2008. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized gains and losses from accumulated other comprehensive loss as a reduction to interest expense of $3.1 million for the year ended December 31, 2007. In addition, for the years ended December 31, 2009 and 2008, approximately $2.6 million and $5.1 million, respectively, of settlement payments on interest rate swaps were deferred in accumulated other comprehensive loss and will be amortized to expense over the useful lives of the related development or redevelopment projects. During 2010, we estimate that an additional $17.3 million will be reclassified as an increase to interest expense.
The following table provides information with respect to our contractual obligations at December 31, 2009, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2009.

Obligation	2010	2011-2012	2013-2014	Thereafter	Total
	(In thousands)
Mortgage notes payable(1)	$7,404	$75,328	$379,032	$200,720	$662,484
Secured term loan	—	250,000	—	—	250,000
Exchangeable senior notes due 2026(2)	—	—	—	46,150	46,150
Unsecured line of credit(3)	—	397,666	—	—	397,666
Share of debt of unconsolidated partnerships(4)	38,415	40,650	—	—	79,065
Interest payments on debt obligations(5)	61,435	103,828	72,448	51,242	288,953
Construction projects(6)	1,311	—	—	—	1,311
Tenant obligations(7)	33,615	487	—	—	34,102
Lease commissions	974	13	93	—	1,080

Total	$143,154	$867,972	$451,573	$298,112	$1,760,811

(1)	Balance excludes $7.0 million of unamortized debt premium.

(2)	Balance excludes $1.5 million of unamortized debt discount.

(3)
The unsecured line of credit matures on August 1, 2011, but we may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(4)	A portion of the secured acquisition and interim loan facility was refinanced on February 11, 2009, with a new maturity date of February 10, 2011.

(5)
Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2009, excluding the effect of the interest rate swaps on the underlying debt.

(6)	Balance includes our proportionate share of the remaining construction project obligations of PREI I LLC.

(7)	Committed tenant-related obligations based on executed leases as of December 31, 2009.

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
Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the years ended December 31, 2009 and 2008 (in thousands, except share data) was as follows:

	Years Ended December 31,
	2009	2008
Net income available to common stockholders	$41,759	$44,091
Adjustments:
Noncontrolling interests in operating partnership	1,532	2,086
Depreciation and amortization — unconsolidated partnerships	2,647	2,100
Depreciation and amortization — consolidated entities-continuing operations	109,620	84,227
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(81)	(40)

Funds from operations available to common shares and partnership and LTIP units	$155,477	$132,464

Funds from operations per share — diluted	$1.64	$1.76

Weighted-average common shares outstanding — diluted(1)	95,082,074	75,408,154

(1)	The year ended December 31, 2009 includes 3,231,072 OP and LTIP units which are considered anti-dilutive for purposes of calculating diluted earnings per share.
Off Balance Sheet Arrangements
As of December 31, 2009, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 in the accompanying consolidated financial statements).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $15.9 million and $16.2 million and the liabilities were $10.5 million and $10.6 million at December 31, 2009 and 2008, respectively. Our equity in net income of the McKellar Court partnership was $80,000, $82,000 and $86,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
PREI II LLC is a variable interest entity; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $636.0 million and $614.2 million and the liabilities were $410.3 million and $532.1 million at December 31, 2009, and 2008, respectively. Our equity in net loss of the PREI joint ventures was $2.5 million, $1.3 million, and $988,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

We are the primary beneficiary in one other variable interest entity, which we consolidate and which is reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	December 31,
Name	Percentage	Rate(2)	2009	2008	Maturity Date
PREI I LLC and PREI II LLC(3)	20%	3.73%	$40,650	$72,811	February 10, 2011
PREI I LLC(4)	20%	3.99%	38,415	28,706	August 13, 2010
McKellar Court(5)	22%	4.63%	—	2,175	January 1, 2010

Total			$79,065	$103,692

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2009, including the effect of interest rate swaps.

(3)
Amount at December 31, 2008 represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bore interest at a LIBOR-indexed variable rate. A portion of the secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 9 in the accompanying consolidated financial statements). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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

(5)
Amount presented as of December 31, 2008 represents our proportionate share of the principal balance outstanding on a mortgage note payable, which was repaid in December 2009. In connection with the repayment, we provided funding in the form of a promissory note to McKellar Court in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that our limited partner exercises an option to purchase our ownership interest. Interest-only payments are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

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
As of December 31, 2009, our consolidated debt consisted of the following (dollars in thousands):

			Effective
			Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	12/31/09
Fixed interest rate(2)	$714,139	52.4%	5.50%
Variable interest rate(3)	647,666	47.6%	4.09%

Total/weighted-average effective interest rate	$1,361,805	100.0%	4.83%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes twelve mortgage notes payable secured by certain of our properties (including $7.0 million of unamortized premium) and our exchangeable senior notes due 2026 (including $1.5 million of unamortized debt discount).

(3)
Includes our unsecured line of credit and secured term loan, which bear interest based at a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at a weighted average interest rate of 4.7% (excluding applicable credit spreads for the underlying debt). We have entered into an interest rate swap agreement that effectively fixes the interest rate on the entire $250.0 million outstanding balance of the secured term loan at a rate of 5.8% (including the credit spread for the $250.0 million secured term loan) until the interest rate swap expires in 2010.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2009, the fair-value of the fixed-rate debt was estimated to be $717.8 million compared to the net carrying value of $714.1 million (includes $7.0 million of unamortized debt premium and $1.5 million of unamortized debt discount associated with our exchangeable senior notes due 2026). At December 31, 2009, the fair-value of the variable-rate debt was estimated to be $614.1 million compared to the net carrying value of $647.7 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2009 in relation to total assets of $3.3 billion and equity market capitalization of $1.8 billion of our common stock, operating partnership and LTIP units, and preferred stock.

Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at December 31, 2009, a 1% change in interest rates would change our interest costs by approximately $2.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
BioMed Realty Trust, Inc.:
We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 3, 5 and 6 to the consolidated financial statements, the Company has changed its method of accounting for noncontrolling interests, exchangeable senior notes and earnings per share due to the adoption of FASB Accounting Standard 160 Noncontrolling Interests in Consolidated Financial Statements, FASB Staff Position 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) and FASB Staff Position EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, respectively, (included in FASB ASC Topics 805 Business Combinations, 470 Debt, and 260 Earnings per Share, respectively) as of January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
San Diego, California
February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:
We have audited BioMed Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 12, 2010 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
San Diego, California
February 12, 2010

BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Investments in real estate, net	$2,971,767	$2,960,429
Investment in unconsolidated partnerships	56,909	18,173
Cash and cash equivalents	19,922	21,422
Restricted cash	15,355	7,877
Accounts receivable, net	4,135	9,417
Accrued straight-line rents, net	82,066	58,138
Acquired above-market leases, net	3,047	4,329
Deferred leasing costs, net	83,274	101,519
Deferred loan costs, net	8,123	9,754
Other assets	38,676	38,256

Total assets	$3,283,274	$3,229,314

LIABILITIES AND EQUITY
Mortgage notes payable, net	$669,454	$353,161
Secured construction loan	—	507,128
Secured term loan	250,000	250,000
Exchangeable senior notes due 2026, net	44,685	122,043
Unsecured line of credit	397,666	108,767
Security deposits	7,929	7,623
Dividends and distributions payable	18,531	32,445
Accounts payable, accrued expenses and other liabilities	47,388	66,821
Derivative instruments	12,551	126,091
Acquired below-market leases, net	11,138	17,286

Total liabilities	1,459,342	1,591,365
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at December 31, 2009 and 2008	222,413	222,413
Common stock, $.01 par value, 150,000,000 and 100,000,000 shares authorized, 99,000,269 and 80,757,421 shares issued and outstanding at December 31, 2009 and 2008, respectively	990	808
Additional paid-in capital	1,843,551	1,661,009
Accumulated other comprehensive loss	(85,183)	(112,126)
Dividends in excess of earnings	(167,429)	(146,536)

Total stockholders’ equity	1,814,342	1,625,568
Noncontrolling interests	9,590	12,381

Total equity	1,823,932	1,637,949

Total liabilities and equity	$3,283,274	$3,229,314

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Rental	$269,901	$227,464	$195,996
Tenant recoveries	77,406	72,166	61,735
Other income	13,859	2,343	8,378

Total revenues	361,166	301,973	266,109

Expenses:
Rental operations	73,213	61,600	50,789
Real estate taxes	31,611	23,129	20,353
Depreciation and amortization	109,620	84,227	72,202
General and administrative	22,919	22,834	21,870

Total expenses	237,363	191,790	165,214

Income from operations	123,803	110,183	100,895
Equity in net loss of unconsolidated partnerships	(2,390)	(1,200)	(893)
Interest income	308	485	990
Interest expense	(64,998)	(41,172)	(28,786)
Gain/(loss) on derivative instruments	203	(19,948)	—
Gain on extinguishment of debt	3,264	14,783	—

Income from continuing operations	60,190	63,131	72,206
Income from discontinued operations before gain on sale of assets	—	—	639
Gain on sale of real estate assets	—	—	1,087

Income from discontinued operations	—	—	1,726

Net income	60,190	63,131	73,932
Net income attributable to noncontrolling interests	(1,468)	(2,077)	(2,531)

Net income attributable to the Company	58,722	61,054	71,401
Preferred stock dividends	(16,963)	(16,963)	(16,868)

Net income available to common stockholders	$41,759	$44,091	$54,533

Net income from continuing operations per share:
Basic earnings per share	$0.45	$0.61	$0.81

Diluted earnings per share	$0.45	$0.61	$0.80

Income from discontinued operations per share:
Basic earnings per share	$—	$—	$0.02

Diluted earnings per share	$—	$—	$0.03

Net income per share available to common stockholders:
Basic earnings per share	$0.45	$0.61	$0.83

Diluted earnings per share	$0.45	$0.61	$0.83

Weighted-average common shares outstanding:
Basic	91,011,123	71,684,244	65,303,204

Diluted	91,851,002	75,408,153	68,738,694

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2006	$—	65,425,598	$654	$1,286,213	$8,417	$(66,874)	$1,228,410	$19,319	$1,247,729
Net proceeds from sale of preferred stock	222,413	—	—	—	—	—	222,413	—	222,413
Net issuances of unvested restricted common stock	—	145,706	2	(2)	—	—	—	—	—
Vesting of share-based awards	—	—	—	5,529	—	—	5,529	—	5,529
Common stock dividends	—	—	—	—	—	(81,205)	(81,205)	—	(81,205)
OP unit distributions	—	—	—	—	—	—	—	(4,199)	(4,199)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(371)	(371)
Net income	—	—	—	—	—	71,401	71,401	2,531	73,932
Preferred stock dividends	—	—	—	—	—	(16,868)	(16,868)	—	(16,868)
Unrealized loss on derivative instruments	—	—	—	—	(30,179)	—	(30,179)	—	(30,179)

Balance at December 31, 2007	222,413	65,571,304	656	1,291,740	(21,762)	(93,546)	1,399,501	17,280	1,416,781
Net proceeds from sale of common stock	—	14,754,000	147	361,983	—	—	362,130	—	362,130
Net issuances of unvested restricted common stock	—	363,917	4	(4)	—	—	—	—	—
Conversion of operating partnership units to common stock	—	68,200	1	485	—	—	486	(895)	(409)
Vesting of share-based awards	—	—	—	6,805	—	—	6,805	—	6,805
Common stock dividends	—	—	—	—	—	(97,081)	(97,081)	—	(97,081)
OP unit distributions	—	—	—	—	—	—	—	(4,669)	(4,669)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Net income	—	—	—	—	—	61,054	61,054	2,077	63,131
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Unrealized loss on derivative instruments	—	—	—	—	(90,364)	—	(90,364)	—	(90,364)

Balance at December 31, 2008	222,413	80,757,421	808	1,661,009	(112,126)	(146,536)	1,625,568	12,381	1,637,949
Net proceeds from sale of common stock	—	17,302,754	173	173,994	—	—	174,167	—	174,167
Net issuances of unvested restricted common stock	—	581,140	6	(37)	—	—	(31)	—	(31)
Conversion of operating partnership units to common stock	—	358,954	3	2,108	—	—	2,111	(2,111)	—
Vesting of share-based awards	—	—	—	5,625	—	—	5,625	—	5,625
Allocation of equity to noncontrolling interests	—	—	—	852	—	—	852	(852)	—
Common stock dividends	—	—	—	—	—	(62,652)	(62,652)	—	(62,652)
OP unit distributions	—	—	—	—	—	—	—	(2,245)	(2,245)
Net income	—	—	—	—	—	58,722	58,722	1,468	60,190
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Unrealized gain on marketable securities	—	—	—	—	511	—	511	26	537
Amortization of deferred interest costs	—	—	—	—	3,485	—	3,485	103	3,588
Unrealized gain on derivative instruments	—	—	—	—	22,947	—	22,947	820	23,767

Balance at December 31, 2009	$222,413	99,000,269	$990	$1,843,551	$(85,183)	$(167,429)	$1,814,342	$9,590	$1,823,932

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Net income available to common stockholders and noncontrolling interests	$43,227	$46,168	$57,064
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	26,841	(84,374)	(30,179)
Amortization of deferred interest costs	3,588	—	—
Equity in other comprehensive loss of unconsolidated partnerships	(503)	(917)	—
Deferred settlement payments on interest rate swaps, net	(2,571)	(5,073)	—
Unrealized gain on marketable securities	537	—	—

Total other comprehensive income/(loss)	27,892	(90,364)	(30,179)
Comprehensive income/(loss)	71,119	(44,196)	26,885
Comprehensive income attributable to noncontrolling interests	(2,417)	(2,077)	(2,531)

Comprehensive income/(loss) attributable to common stockholders	$68,702	$(46,273)	$24,354

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$60,190	$63,131	$73,932
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	—	—	(1,087)
Gain on extinguishment of debt	(3,264)	(14,783)	—
Depreciation and amortization	109,620	84,227	72,429
Allowance for doubtful accounts	6,257	796	232
Revenue reduction attributable to acquired above-market leases	1,282	1,416	2,451
Revenue recognized related to acquired below-market leases	(7,526)	(6,422)	(5,859)
Revenue reduction attributable to lease incentives	1,278	2,006	205
Compensation expense related to restricted common stock and LTIP units	5,625	6,106	6,229
Amortization of deferred loan costs	3,950	4,107	3,195
Amortization of debt premium on mortgage notes payable	(1,853)	(1,343)	(827)
Amortization of debt discount on exchangeable senior notes due 2026	1,810	1,561	1,132
Loss from unconsolidated partnerships	2,390	1,200	893
Distributions representing a return on capital received from unconsolidated partnerships	586	687	357
Distributions to noncontrolling interest in consolidated partnerships	—	—	(108)
(Gain)/loss on derivative instruments	(203)	19,948	—
Amortization of deferred interest costs	3,588	—	—
Changes in operating assets and liabilities:
Restricted cash	(7,478)	990	(2,441)
Accounts receivable	4,197	(5,319)	1,296
Accrued straight-line rents	(29,100)	(22,160)	(15,969)
Deferred leasing costs	(8,669)	(11,514)	(9,664)
Other assets	(603)	(4,943)	(2,314)
Security deposits	306	533	(587)
Accounts payable, accrued expenses and other liabilities	2,706	(5,178)	(8,530)

Net cash provided by operating activities	145,089	115,046	114,965

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(114,191)	(243,452)	(394,299)
Contributions to/purchases of interests in unconsolidated partnerships	(42,825)	—	(21,402)
Proceeds from sale of real estate assets, net of selling costs	—	28,800	19,389
Distributions representing a return of capital received from unconsolidated partnerships	—	1,373	—
Receipts of master lease payments	—	373	928
Funds held in escrow for acquisitions	—	—	(12,900)
Additions to non-real estate assets	(611)	(5,755)	(1,017)

Net cash used in investing activities	(157,627)	(218,661)	(409,301)

Financing activities:
Proceeds from common stock offerings	181,861	371,310	—
Proceeds from preferred stock offering	—	—	230,000
Payment of common stock offering costs	(7,694)	(9,180)	—
Payment of preferred stock offering costs	—	—	(7,587)
Payment of deferred loan costs	(4,037)	(143)	(3,856)
Unsecured line of credit proceeds	483,337	199,750	286,237
Unsecured line of credit repayments	(194,438)	(361,930)	(243,455)
Exchangeable senior notes due 2026 repayments	(74,181)	(28,826)	—
Secured construction loan proceeds	—	81,968	138,805
Secured construction loan repayments	(507,128)	—	—
Mortgage notes proceeds	368,000	—	—
Principal payments on mortgage notes payable	(49,854)	(24,454)	(21,579)

	Years Ended December 31,
	2009	2008	2007
Deferred settlement payments on interest rate swaps, net	(2,571)	(5,073)	—
Settlement of derivative instruments	(86,482)	—	—
Distributions to operating partnership unit and LTIP unit holders	(2,966)	(4,547)	(3,936)
Dividends paid to common stockholders	(75,846)	(90,354)	(79,851)
Dividends paid to preferred stockholders	(16,963)	(16,963)	(12,627)

Net cash provided by financing activities	11,038	111,558	282,151

Net (decrease)/ increase in cash and cash equivalents	(1,500)	7,943	(12,185)
Cash and cash equivalents at beginning of year	21,422	13,479	25,664

Cash and cash equivalents at end of year	$19,922	$21,422	$13,479

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $12,405, $42,320, and $58,132, respectively)	$52,971	$40,691	$25,154
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	13,860	27,053	20,326
Accrual for preferred stock dividends declared	4,241	4,241	4,241
Accrual for distributions declared for operating partnership unit and LTIP unit holders	430	1,151	1,029
Accrued additions to real estate and related intangible assets	13,296	37,828	46,783
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
Investments in Partnerships and Limited Liability Companies
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that will absorb the majority of expected losses of the VIE (should those losses be incurred), receive the majority of the expected returns of the VIE (should those returns be generated), or both. The obligation to absorb expected losses and the right to receive expected returns when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE.
If the above conditions do not apply, the Company considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.

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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2009.
Investments in Real Estate
Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15-40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement
Investments in real estate, net consists of the following (in thousands):

	December 31,
	2009	2008

Land	$388,292	$347,878
Land under development	31,609	69,529
Buildings and improvements	2,485,972	2,104,072
Construction in progress	87,810	439,221
Tenant improvements	222,858	161,839

	3,216,541	3,122,539
Accumulated depreciation	(244,774)	(162,110)

	$2,971,767	$2,960,429

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
Purchase accounting is applied to the assets and liabilities of real estate properties in which the Company acquires an interest or a partial interest. The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand.

The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements (see deferred leasing costs below) are recorded based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period (see discussion of the recognition of acquired above-market and below-market leases in Revenue Recognition section below). The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated or if termination is determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of all unamortized amounts related to that lease would be accelerated and such amounts written off.
Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2009, 2008, and 2007 were $12.4 million, $42.3 million, and $58.1 million, respectively. Costs associated with acquisitions are charged to expense.
Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacement and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through December 31, 2009, no assets have been identified as impaired and no such impairment losses have been recognized.
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
Deferred Leasing Costs
Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of December 31, 2009. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2009	Amortization	Net
Acquired in-place leases	$168,390	(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

Deferred leasing costs, net at December 31, 2008 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2008	Amortization	Net
Acquired in-place leases	$168,390	$(92,072)	$76,318
Acquired management agreements	12,921	(8,602)	4,319
Deferred leasing and other direct costs	26,364	(5,482)	20,882

	$207,675	$(106,156)	$101,519

The estimated amortization expense during the next five years for deferred leasing costs at December 31, 2009 was as follows (in thousands):

2009	$14,493
2010	11,230
2011	10,517
2012	9,023
2013	7,872
Thereafter	30,139

$83,274

Deferred Loan Costs
External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs are removed from the books upon maturity of the debt. Deferred loan costs are net of $22.2 million and $16.6 million of accumulated amortization at December 31, 2009 and 2008, respectively.

Revenue Recognition, Operating Expenses and Lease Terminations
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
All leases are classified as operating leases and minimum rents are recognized on a straight-line basis over the term of the related lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accrued straight-line rents on the accompanying consolidated balance sheets and contractually due but unpaid rents are included in accounts receivable. Existing leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property. An identifiable lease intangible asset or liability is recorded based on the present value (using a discount rate that reflects the risks associated with the acquired leases) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) the Company’s estimate of the fair market lease rates for the corresponding in-place leases at acquisition, measured over a period equal to the remaining non-cancelable term of the leases and any fixed rate renewal periods (based on the Company’s assessment of the likelihood that the renewal periods will be exercised). The capitalized above-market lease values are amortized as a reduction of rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental revenue on a straight-line basis over the remaining non-cancelable terms of the respective leases and any fixed-rate renewal periods, if applicable. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.
The impact of the straight-line rent adjustment increased revenue for the Company by $28.9 million, $22.2 million, and $16.5 million (including discontinued operations) for the years ended December 31, 2009, 2008, and 2007, respectively. Additionally, the impact of the amortization of acquired above-market leases, acquired below-market leases, and lease incentives increased rental revenues by $5.0 million, $3.0 million, and $3.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2009 were as follows (in thousands):

2009	$259,828
2010	266,935
2011	263,770
2012	258,618
2013	245,228
Thereafter	1,731,367

$3,025,746

Acquired above-market leases, net consisted of the following (in thousands):

	December 31,
	2009	2008
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(9,682)	(8,400)

	$3,047	$4,329

Acquired below-market leases, net consisted of the following (in thousands):

	December 31,
	2009	2008
Acquired below-market leases	$39,339	$37,961
Accumulated amortization	(28,201)	(20,675)

	$11,138	$17,286

Lease incentives, net included in other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Lease incentives	$12,816	$11,698
Accumulated amortization	(3,489)	(2,211)

	$9,327	$9,487

The estimated amortization during the next five years for acquired above- and below-market leases and lease incentives at December 31, 2009 was as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Amortization of:
Acquired above-market leases	$(1,222)	$(581)	$(314)	$(281)	$(157)	$(492)	$(3,047)
Acquired below-market leases	3,771	1,223	1,223	979	719	3,223	11,138
Lease incentive	(1,318)	(1,359)	(1,259)	(1,188)	(1,156)	(3,047)	(9,327)

Net rental revenues — increase/(decrease)	$1,231	$(717)	$(350)	$(490)	$(594)	$(316)	$(1,236)

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
Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The amortization of the related straight-line rent receivable, tenant recoveries and remaining other tangible and intangible assets corresponding to the lease terminations is accelerated to the termination date as a charge to their respective line items. A lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). The effect of lease terminations for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Years Ended December 31,
	2009	2008	2007
Rental revenues	$3,077	$(511)	$295
Other revenue	10,935	35	7,639

Total revenue	14,012	(476)	7,934
Rental operations expense	4,498	475	66
Depreciation and amortization	10,155	3,252	1,805

Total expenses	14,653	3,727	1,871

Net effect of lease terminations	(641)	(4,203)	6,063

Payments received under master lease agreements entered into with the sellers of the Bayshore and King of Prussia properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income. Receipts under these master lease agreements totaled $373,000, and $928,000 for the years ended December 31, 2008, and 2007, respectively.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company may also maintain an allowance for accrued straight-line rents. The computation of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $6.3 million, $796,000, and $232,000 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company’s allowance for doubtful accounts was $2.2 million and $665,000 as of December 31, 2009 and 2008, respectively.
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
Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2009	2008
Equity securities, initial cost basis	$361	$—
Unrealized gain	537	—

Equity securities, fair-value	$898	$—

Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through December 31, 2009, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.
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
The Company has used interest rate swaps to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 11).
The valuation of the Company’s investments in publicly-traded investments utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of December 31, 2009, the Company has determined that the impact of the use of Level 3 inputs on the overall valuation of all its investments is not significant. As a result, the Company has determined that valuations of all its investments in their entirety are classified in Level 1 of the fair-value hierarchy.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2009.

Derivative Instruments
On January 1, 2009, the Company adopted new accounting guidance that requires the Company to provide users of financial statements an enhanced understanding of: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for, and (3) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This includes providing qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair-value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2009, 2008, and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 11). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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
The Company has formed a taxable REIT subsidiary (the “TRS”). In general, the TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for the TRS for the periods presented in the accompanying consolidated statements of income due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforwards will be utilized.
Dividends and Distributions
Earnings and profits, which determine the taxability of dividends and distributions to stockholders, will differ from income reported for financial reporting purposes due to the difference for federal income tax purposes in the treatment of revenue recognition, compensation expense, and in the estimated useful lives of real estate assets used to compute depreciation.
The income tax treatment for dividends was as follows:

	For the Years Ended December 31,
	2009		2008		2007
	Per Share	%	Per Share	%	Per Share	%

Common stock:
Ordinary income	$0.45	50.56%	$1.09	82.58%	$0.98	80.52%
Capital gain	—	0.00%	—	0.00%	0.02	1.38%
Return of capital	0.44	49.44%	0.23	17.42%	0.22	18.10%

Total	$0.89	100.00%	$1.32	100.00%	$1.22	100.00%

Preferred stock:
Ordinary income	$1.84	100.00%	$1.84	100.00%	$1.35	98.54%
Capital gain	—	0.00%	—	0.00%	0.02	1.46%
Return of capital	—	0.00%	—	0.00%	—	0.00%

Total	$1.84	100.00%	$1.84	100.00%	$1.37	100.00%

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
Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants, terminal values and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below-market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property (see Assets and Liabilities Measured at Fair-Value and Derivative Instruments sections above for a further discussion of management’s estimates used in the determination of fair-value) . These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from the original estimate, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.

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
Subsequent Events
In preparing the accompanying consolidated financial statements, the Company has evaluated the potential occurrence of subsequent events through February 12, 2010, the date at which the financial statements were issued.
On January 11, 2010, we issued $180.0 million aggregate principal amount of 3.75% exchangeable senior notes due 2030.
3. Equity
During the year ended December 31, 2009, the Company issued restricted common stock awards to employees and to the members of its board of directors totaling 593,900 shares and 10,000 shares, respectively (3,435 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 19,325 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).
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
On September 4, 2009, the Company entered into equity distribution agreements with three sales agents under which it may offer and sell shares of common stock having an aggregate offering price of up to $120.0 million over time. During the year ended December 31, 2009, the Company issued 547,900 shares under one of the equity distribution agreements raising approximately $7.3 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses.
The Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through December 31, 2009, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.

Common Stock, Partnership Units and LTIP Units
As of December 31, 2009, the Company had outstanding 99,000,269 shares of common stock and 2,600,288 and 476,272 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership and LTIP units are further discussed below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of December 31, 2009, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions declared by the Company and the Operating Partnership during the year ended December 31, 2009:

				Dividend and
		Amount Per		Distribution	Dividend and
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Distribution Amount
					(In thousands)
March 16, 2009	Common stock and partnership and LTIP units	$0.33500	January 1, 2009 to March 31, 2009	April 15, 2009	$28,322
March 16, 2009	Series A preferred stock	$0.46094	January 16, 2009 to April 15, 2009	April 15, 2009	$4,240

June 15, 2009	Common stock and partnership and LTIP units	$0.11000	April 1, 2009 to June 30, 2009	July 15, 2009	$11,142
June 15, 2009	Series A preferred stock	$0.46094	April 16, 2009 to July 15, 2009	July 15, 2009	$4,241

September 15, 2009	Common stock and partnership and LTIP units	$0.11000	July 1, 2009 to September 30, 2009	October 15, 2009	$11,142
September 15, 2009	Series A preferred stock	$0.46094	July 16, 2009 to October 15, 2009	October 15, 2009	$4,241

December 15, 2009	Common stock and partnership and LTIP units	$0.14000	October 1, 2009 to December 31, 2009	January 15, 2010	$14,290
December 15, 2009	Series A preferred stock	$0.46094	October 16, 2009 to January 15, 2010	January 15, 2010	$4,241
Total 2009 dividends and distributions declared through December 31, 2009:

Common stock, partnership units, and LTIP units	$64,896
Series A preferred stock	16,963

$81,859

Noncontrolling Interests
On January 1, 2009, the Company adopted new accounting guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The new guidance also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, it establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated unless the deconsolidation is an in-substance sale of real estate. As a result of the issuance of the new guidance, if noncontrolling interests are determined to be redeemable, they are to be carried at their redemption value as of the balance sheet date and reported as temporary equity.
Noncontrolling interests on the consolidated balance sheets relate primarily to the partnership and LTIP units in the Operating Partnership (collectively, the “Units”) that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued Units have the right to require the Operating Partnership to redeem part or all of their Units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The Company may elect to acquire those Units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with the redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the Units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the Units meet the requirements to qualify for presentation as permanent equity.
The new guidance on noncontrolling interests was required to be applied prospectively after adoption, with the exception of the presentation and disclosure requirements, which were applied retrospectively for all periods presented. As a result, the Company reclassified noncontrolling interests to permanent equity in the accompanying consolidated balance sheets. In subsequent periods, the Company will periodically evaluate individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.
The redemption value of the Units not owned by the Company, had such units been redeemed at December 31, 2009, was approximately $49.1 million based on the average closing price of the Company’s common stock of $15.97 per share for the ten consecutive trading days immediately preceding December 31, 2009.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	December 31,
	2009		2008
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	97,939,028	97.2%	80,208,533	96.3%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,246,493	2.2%	2,961,369	3.5%
Partnership and LTIP units held by third parties(1)	595,551	0.6%	122,192	0.2%

Total	100,781,072	100.0%	83,292,094	100.0%

(1)	Includes vested ownership interests held by a former employee, which are now classified as held by a third party.
A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if classified as temporary equity. For the year ended December 31, 2009, the Company recorded a decrease to the carrying value of noncontrolling interests of approximately $852,000 (a corresponding increase was recorded to additional paid-in capital) due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.

The accompanying consolidated financial statements include investments in one variable interest entity in which the Company is considered to be the primary beneficiary. As of December 31, 2009, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this partnership not owned by the Company are classified as a noncontrolling interest on the consolidated balance sheets as of December 31, 2009. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
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
4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable as of December 31, 2009 and 2008 was as follows (principal balance in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2009	2008	Maturity Date
Ardentech Court	7.25%	5.06%	$4,354	$4,464	July 1, 2012
Bayshore Boulevard(1)	4.55%	4.55%	—	14,923	January 1, 2010
Bridgeview Technology Park I	8.07%	5.04%	11,246	11,384	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	348,749	—	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	66,077	67,810	December 1, 2018
Lucent Drive	5.50%	5.50%	5,129	5,341	January 21, 2015
Monte Villa Parkway(1)	4.55%	4.55%	—	9,084	January 1, 2010
6828 Nancy Ridge Drive	7.15%	5.38%	6,595	6,694	September 1, 2012
Road to the Cure	6.70%	5.78%	14,956	15,200	January 31, 2014
Science Center Drive	7.65%	5.04%	10,981	11,148	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,322	29,184	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,884	—	June 30, 2013
9885 Towne Centre Drive(1)	4.55%	4.55%	—	20,749	January 1, 2010
900 Uniqema Boulevard	8.61%	5.61%	1,191	1,357	May 1, 2015

			662,484	344,338
Unamortized premiums			6,970	8,823

			$669,454	$353,161

(1)
In July 2009, the Company repaid approximately $44.0 million in principal balance of mortgage notes relating to the Bayshore Boulevard, Monte Villa Parkway, and 9885 Towne Centre Drive properties, prior to their maturity date.

The net carrying value of properties (investments in real estate) secured by our mortgage notes payable was $1.2 billion and $572.6 million at December 31, 2009 and 2008, respectively.
On June 19, 2009, the Company closed on an $18.0 million mortgage loan, which is secured by the Company’s 9865 Towne Centre Drive property in San Diego, California. The mortgage loan bears interest at a fixed-rate of 7.95% per annum and matures in June 2013.

On June 29, 2009, the Company closed on a $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts. The mortgage loan bears interest at a fixed-rate of 7.75% per annum and matures in June 2014. The Company utilized the net proceeds from the new mortgage loan, along with borrowings from its unsecured line of credit, to repay the outstanding $507.1 million secured construction loan, which was secured by the Center for Life Science | Boston property. The new loan includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2009.
Notwithstanding the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.
Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
The Company has the ability and intends to repay any principal and accrued interest due in 2010 through the use of cash from operations or borrowings from its unsecured line of credit.
5. Credit Facilities, Exchangeable Senior Notes Due 2026, and Other Debt Instruments
Unsecured Line of Credit
On November 23, 2009 and December 4, 2009, the Company entered into amendments to its second amended and restated unsecured credit agreement with KeyBank National Association (“Keybank”) and other lenders, pursuant to which the borrowing capacity on its unsecured line of credit increased by $65.0 million and $55.0 million, respectively, for an aggregate borrowing capacity of $720.0 million. The unsecured line of credit has a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At December 31, 2009, the Company had $397.7 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.3% on the unhedged portion of the outstanding debt of approximately $247.7 million.
Secured Term Loan
The Company’s $250.0 million secured term loan from KeyBank and other lenders, which is secured by the Company’s interests in twelve of its properties, has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At December 31, 2009, the Company had $250.0 million in outstanding borrowings on its secured term loan, with an interest rate of 1.9% (excluding the effect of interest rate swaps).
The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2009.

Exchangeable Senior Notes Due 2026
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
On January 1, 2009, the Company adopted new accounting guidance, which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount is accreted as additional interest expense over the non-cancelable term of the instrument.
As of December 31, 2009 and 2008, the carrying value of the equity component recognized was approximately $14.0 million.
In November 2008, the Company completed the repurchase of approximately $46.8 million face value of the Notes for approximately $28.8 million. The repurchase of the Notes resulted in the recognition of a gain on extinguishment of debt of approximately $14.8 million (net of the write-off of approximately $3.1 million in deferred loan fees and unamortized debt discount), which is reflected in the consolidated statements of income.
In March 2009, the Company completed the repurchase of approximately $12.0 million face value of the Notes for approximately $6.9 million. In April 2009, the Company completed an additional repurchase of approximately $8.8 million face value of the Notes for approximately $5.7 million. On December 11, 2009, the Company completed a repurchase of approximately $61.3 million face value of the Notes pursuant to a cash tender offer. The repurchase of the Notes during 2009 resulted in the recognition of a gain on extinguishment of debt of approximately $4.1 million for the year ended December 31, 2009 (net of the write-off of approximately $3.8 million in deferred loan fees and debt discount for the year ended December 31, 2009), which is reflected in the accompanying consolidated statements of income. In January 2010, the Company completed the repurchase of an additional $6.2 million face value of the Notes.
Exchangeable senior notes due 2026, net, consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Exchangeable senior notes due 2026	$46,150	$128,250
Unamortized debt discount	(1,465)	(6,207)

	$44,685	$122,043

The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes may require the Operating Partnership to repurchase the Notes. Amortization of the debt discount during the years ended December 31, 2009, 2008, and 2007 resulted in an effective interest rate of 6.5% on the Notes and a total interest expense as follows:

	Years Ended December 31,
	2009	2008	2007
Contractual interest	$4,920	$7,620	$7,875
Amortization of debt discount	1,810	2,639	2,565

Total Notes interest expense	$6,730	$10,259	$10,440

Secured Construction Loan
The Company’s $550.0 million secured construction loan from KeyBank, which was secured by the Center for Life Science | Boston property, was repaid in June 2009 from the proceeds received from the new mortgage loan secured by the property, along with borrowings from the Company’s unsecured line of credit (see Note 4). In connection with the repayment of the secured construction loan, the Company wrote off approximately $843,000 of deferred loan fees in the year ended December 31, 2009, which are reflected in the consolidated statements of income as a reduction of the gain on extinguishment of debt recognized from the repurchase of the Notes (see above).
As of December 31, 2009, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding unamortized debt premium of $7.0 million, unsecured line of credit, secured term loan, and the Notes excluding the debt discount of $1.5 million) were as follows (in thousands):

2010	$7,404
2011	427,580
2012	295,414
2013	25,941
2014	353,091
Thereafter(1)	246,870

$1,356,300

(1)	Includes $46.2 million in principal payments of the Notes based on a contractual maturity date of October 1, 2026.
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
Through December 31, 2009 all of the Company’s participating securities (including the Units) received dividends/distributions at an equal dividend/distribution rate per share/Unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the years ended December 31, 2009, 2008 and 2007 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the year ended December 31, 2009 includes the outstanding restricted stock in the weighted-average shares. For the year ended December 31, 2009 the outstanding Units (both vested and unvested) were anti-dilutive to the calculation of earnings per share and were therefore excluded from the calculation of diluted earnings per share and diluted earnings per share is calculated based upon net income available to common stockholders. The calculation of diluted earnings per share for the years ended December 31, 2008 and 2007 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, and net income attributable to noncontrolling interests in the operating partnership has been added to net income available to common stockholders in calculating diluted earnings per share. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes (originally issued in 2006 — see Note 5) as the weighted-average common stock prices of $11.59, $21.99, and $25.92 for the years ended December 31, 2009, 2008 and 2007, respectively, did not exceed the exchange price then in effect of $37.67 per share with respect to the year ended December 31, 2007, and $37.29 per share with respect to the years ended December 31, 2009 and 2008. Therefore, potentially issuable shares resulting from settlement of the Notes were not included in the calculation of diluted weighted-average shares. No other shares were considered anti-dilutive for the years ended December 31, 2009, 2008 and 2007.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Year Ended December 31,
	2009	2008	2007
Basic earnings per share:
Income from continuing operations	$60,190	$63,131	$72,206
Less: income from continuing operations attributable to noncontrolling interests	(1,468)	(2,077)	(2,473)
Less: preferred dividends	(16,963)	(16,963)	(16,868)

Income from continuing operations available to common stockholders	41,759	44,091	52,865
Less: net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(591)	(305)	(167)

Income from continuing operations attributable to common stockholders	41,168	43,786	52,698

Income from discontinued operations	—	—	1,726
Less: income from discontinued operations attributable to noncontrolling interests	—	—	(58)
Less: net income allocable and distributions in excess of earnings to participating securities (discontinued operations)	—	—	(4)

Income from discontinued operations	—	—	1,664

Net income attributable to common stockholders	$41,168	$43,786	$54,362

Diluted earnings per share:
Income from continuing operations	$60,190	$63,131	$72,206
Less: net income attributable to noncontrolling interests in operating partnership	(1,532)	—	—
Less: net loss/(income) attributable to noncontrolling interests in consolidated partnership	64	9	(45)
Less: preferred dividends	(16,963)	(16,963)	(16,868)

Income from continuing operations available to common stockholders	41,759	46,177	55,293
Income from discontinued operations	—	—	1,726

Net income attributable to common stockholders and participating securities	$41,759	$46,177	$57,019

Weighted-average common shares outstanding:
Basic	91,011,123	71,684,244	65,303,204
Incremental shares from assumed conversion:
Unvested restricted stock	839,879	242,366	162,986
Operating partnership and LTIP units	—	3,481,543	3,272,504

Diluted	91,851,002	75,408,153	68,738,694

Basic and diluted earnings per share:
Income per share — basic:
Income per share from continuing operations available to common stockholders	$0.45	$0.61	$0.81
Income per share from discontinued operations	—	—	0.02

Net income per share attributable to common stockholders	$0.45	$0.61	$0.83

Income per share — diluted:
Income per share from continuing operations available to common stockholders	$0.45	$0.61	$0.80
Income per share from discontinued operations	—	—	0.03

Net income per share attributable to common stockholders and participating securities	$0.45	$0.61	$0.83

7. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2009 and 2008, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-value (see the Assets and Liabilities Measured at Fair-Value section under Note 2). The Company relies on quotations from a third party to determine these fair-values.
At December 31, 2009 and 2008, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, secured term loan, derivative instruments, and investments were as follows (in thousands):

	December 31,
	2009		2008
	Fair-value	Carrying Value	Fair-value	Carrying Value
Mortgage notes payable(1)	$671,614	$669,454	$373,572	$353,161
Unsecured line of credit	380,699	397,666	104,507	108,767
Secured construction loan	—	—	500,162	507,128
Exchangeable senior notes due 2026(2)	46,150	44,685	60,278	122,043
Secured term loan	233,389	250,000	240,667	250,000
Derivative instruments(3)	(12,551)	(12,551)	(126,091)	(126,091)
Investments(4)	898	898	—	—

(1)	Carrying value includes $7.0 million and $8.8 million of unamortized debt premium as of December 31, 2009 and 2008, respectively.

(2)	Carrying value includes $1.5 million and $6.2 million of unamortized debt discount as of December 31, 2009 and 2008, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 11).

(4)	The Company’s investments are included in other assets on the accompanying balance sheets (see Investments section in Note 2).
8. Incentive Award Plan
The Company has adopted the 2009 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 5,340,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2009, 3,054,739 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally two to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Since inception, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

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
During the years ended December 31, 2009, 2008, and 2007 the Company granted 603,900, 574,495, and 458,015 shares of unvested restricted stock and LTIP units with aggregate values of $7.5 million, $7.6 million, and $12.9 million under the Plan, respectively. For the years ended December 31, 2009, 2008, and 2007, a total of 189,658 (3,435 shares of common stock, were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), 312,828, and 209,818 shares of restricted stock and LTIP units vested, with fair-values of $2.0 million, $6.3 million, and $6.0 million, respectively. For the years ended December 31, 2009, 2008, and 2007, $5.6 million, $6.1 million, and $6.2 million, respectively, of stock-based compensation expense was recognized in general and administrative expenses and rental operations expense. On December 31, 2008, the Company accelerated the vesting of 73,725 LTIP units for one employee (included in the table below), resulting in a revaluation based on the fair-value of the LTIP units on that date, and the recognition of compensation expense of approximately $583,000 in 2008. As of December 31, 2009, total compensation expense related to unvested awards of $13.3 million will be recognized in the future over a weighted-average period of 3.0 years.
A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted
	Unvested Restricted	Average Grant-
	Shares/LTIP Units	Date Fair-Value
Balance at December 31, 2006	424,380	$23.79
Granted	458,015	28.14
Vested	(209,818)	20.37
Forfeited	(8,259)	28.17

Balance at December 31, 2007	664,318	27.81
Granted	574,495	11.87
Vested	(312,828)	25.13
Forfeited	(25,144)	25.40

Balance at December 31, 2008	900,841	18.92
Granted	603,900	12.38
Vested	(189,658)	27.02
Forfeited	(19,325)	13.52

Balance at December 31, 2009	1,295,758	$14.77

9. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2009 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest	Date Acquired
PREI I(1)	PREI	20%	20%	April 4, 2007
PREI II(2)	PREI	20%	20%	April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22%(4)	September 30, 2004

(1)
In April 2007, PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building currently under construction at 650 East Kendall Street that the Company believes can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site will also include a below grade parking facility.

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC were unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or they may execute the extension option. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At December 31, 2009, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.7% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $811,000 at December 31, 2009.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.7 million at December 31, 2009. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $2.7 million, $2.5 million, and $889,000 in fees for the years ended December 31, 2009, 2008, and 2007 for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31,
	2009	2008
Assets:
Investments in real estate, net	$613,306	$592,169
Cash and cash equivalents (including restricted cash)	6,758	6,757
Intangible assets, net	13,498	15,126
Other assets	18,374	16,373

Total assets	$651,936	$630,425

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$405,606	$517,938
Other liabilities	15,195	24,844
Members’ equity	231,135	87,643

Total liabilities and equity	$651,936	$630,425

Company’s net investment in unconsolidated partnerships	$56,909	$18,173

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. The secured construction loan has two six-month extension options, each of which may be exercised after satisfying certain conditions and paying an extension fee. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may execute one or both of the two extension options, which could extend the maturity date to August 8, 2011. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At December 31, 2009, there were $192.1 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.7%.
During 2009, the Company provided approximately $32.5 million in additional funding to the PREI joint ventures pursuant to capital calls, primarily related to the refinancing of the secured acquisition and interim loan facility.
The condensed combined statements of operations for the unconsolidated partnerships were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Total revenues	$30,515	$30,598	$18,945

Rental operations expenses and real estate taxes	21,266	15,531	8,854
Depreciation and amortization	13,217	10,483	5,674
Interest expense, net of interest income	9,645	10,759	8,946

Total expenses	44,128	36,773	23,474

Net loss	$(13,613)	$(6,175)	$(4,529)

Company’s equity in net loss of unconsolidated partnerships	$(2,390)	$(1,200)	$(893)

10. Discontinued Operations
During the year ended December 31, 2007, the Company sold the following property (in thousands):

		Original
Property	Date of Sale	Acquisition Date	Sales Price	Gain on Sale
Colorow Drive	May 30, 2007	December 22, 2005	$20,000	$1,087
The results of operations of the above property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following is a summary of the revenue and expense components that comprise income from discontinued operations (in thousands):

	Years Ended December 31,
	2009	2008	2007
Total revenues	$—	$—	$1,111
Total expenses	—	—	472

Income from discontinued operations before gain on sale	—	—	639
Gain on sale of real estate assets	—	—	1,087

Income from discontinued operations	$—	$—	$1,726

11. Derivative and Other Financial Instruments
As of December 31, 2009, the Company had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. One interest rate swap with a notional amount of $250.0 million hedges the Company’s exposure to the variability in expected future cash flows attributable to changes in interest rates on the Company’s secured term loan. Each of the remaining two interest rate swaps hedges the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.8%, including the applicable credit spread) and is currently intended to hedge interest payments associated with the Company’s unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.8%, including the applicable credit spread) and is also currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of December 31, 2009, the Company had deferred interest costs of approximately $63.3 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009 for approximately $86.5 million. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The deferred interest costs of $63.3 million will be amortized as additional interest expense over ten years.
The following is a summary of the terms of the interest rate swaps and the forward starting swaps and their fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (in thousands):

	Current				Fair-Value (1)
	Notional				December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2009	2008
	$250,000	4.157%	June 1, 2005	June 1, 2010	$(4,017)	$(11,011)
	115,000	4.673%	October 1, 2007	August 1, 2011	(6,530)	(9,349)
	35,000	4.700%	October 10, 2007	August 1, 2011	(2,004)	(2,858))

Interest rate swaps	400,000				(12,551)	(23,218)
Forward starting swaps(2)	—				—	(102,873)
Other(3)	—				119	—

Total derivative instruments	$400,000				$(12,432)	$(126,091)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)	The forward starting swaps, with notional amounts of $450.0 million, were settled during the year ended December 31, 2009 for approximately $86.5 million.

(3)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the years ended December 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. During the years ended December 30, 2009 and 2008, the Company recorded a gain on derivative instruments of $203,000 and a loss on derivative instruments of $19.9 million, respectively, as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. An immaterial amount of hedge ineffectiveness was recognized for the year ended December 31, 2007.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $17.3 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the years ended December 31, 2009, and 2008, approximately $2.6 million and $5.1 million of settlement payments, respectively, on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of gain/(loss) recognized in accumulated other comprehensive income related to the derivative instruments for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,
	2009	2008	2007
Amount of gain/(loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$10,737	$(14,119)	(15,313)
Forward starting swaps	11,783	(58,911)	(9,904)

Total cash flow hedges	22,520	(73,030)	(25,217)
Ineffective interest rate swaps(1)	4,321	(11,344)	(4,962)

Total interest rate swaps	$26,841	$(84,374)	$(30,179)

(1)
For the year ended December 31, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings during the three months ended March, 31, 2009 relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,
	2009	2008	2007
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(16,248)	$(7,115)	$(3,085)
Forward starting swaps(2)	(3,588)	—	—

Total interest rate swaps	$(19,836)	$(7,115)	$(3,085)

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

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the years ended December 31, 2009, 2008 and 2007:

	Years Ended
	December 31,
	2009	2008	2007
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(31)	$(35)	$—
Forward starting swaps	(476)	(1,179)	—

Total cash flow hedges	(507)	(1,214)	—
Ineffective interest rate swaps	790	(18,734)	—

Total interest rate swaps	$283	$(19,948)	$—

Other derivative instruments	(80)	—	—

Total gain/(loss) on derivative intsruments	$203	$(19,948)	$—

12. Commitments and Contingencies
Concentration of Credit Risk
Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals Incorporated, comprised 17.8% and 13.2%, or $48.0 million and $35.6 million, respectively, of rental revenues for the year ended December 31, 2009; 21.1% and 13.7%, or $48.0 million and $31.3 million, respectively, of rental revenues for the year ended December 31, 2008; and 24.4% and 14.6%, or $48.0 million and $28.8 million, respectively, of rental revenues for the year ended December 31, 2007. These tenants are located in the Company’s Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.
The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.
Construction and Other Related Commitments
As of December 31, 2009, the Company had approximately $36.5 million outstanding in construction and other related commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $35.9 million expected to be paid in 2010, approximately $500,000 expected to be paid in 2011 and 2012 and approximately $93,000 in 2013.
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
The acquisition of the Shady Grove Road (“Shady Grove”) property includes a provision whereby the seller could repurchase the property from the Company under specific terms in the future. The Shady Grove Repurchase Option is a one-time option at approximately the tenth anniversary of the acquisition date, subject to a twelve-month notice provision, at a repurchase price of approximately $300.0 million in cash. As the Repurchase Option may be executed only by the seller and would exceed the acquisition price paid by the Company, no gain would be recorded by the Company unless the Repurchase Option is exercised.
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
Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2009, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.
13. Newly Issued Accounting Pronouncements
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
In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets, which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. This guidance is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Company adopted this guidance on January 1, 2010, which did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the consolidation of VIEs. The new guidance require a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The new guidance will be effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010, which did not have a material impact on its consolidated financial statements.
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
14. Quarterly Financial Information (unaudited)
The Company’s selected quarterly information for the years ended December 31, 2009 and 2008 (in thousands, except per share data) was as follows.

	2009 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$88,171	$92,963	$86,080	$93,951
Net income	4,728	8,411	23,081	23,970
Net income attributable to noncontrolling interests	(10)	(108)	(645)	(705)
Preferred dividends	(4,241)	(4,241)	(4,241)	(4,240)
Net income available to common stockholders	$477	$4,062	$18,195	$19,024
Net income per share available to common stockholders — basic and diluted	$0.00	$0.04	$0.20	$0.23

	2008 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$83,033	$80,811	$70,771	$67,358
Net income	10,165	17,247	18,566	17,153
Net income attributable to noncontrolling interests	(306)	(570)	(620)	(581)
Preferred dividends	(4,241)	(4,241)	(4,241)	(4,241)
Net income available to common stockholders	$5,618	$12,436	$13,705	$12,331
Net income per share available to common stockholders — basic and diluted	$0.07	$0.17	$0.19	$0.19

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2009
(In thousands)

							Gross amount carried at December 31,
			Initial Cost			Costs	2009
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	$—	$1,942	$—	$31,293	$47	$1,942	$31,340	$33,282	$(3,618)	$29,664
Ardentech Court	1997/2008	4,354	2,742	—	5,379	6,919	2,742	12,298	15,040	(1,843)	13,197
Ardenwood Venture	1985	—	3,550	—	10,603	2,354	3,550	12,957	16,507	(1,376)	15,131
Balboa Avenue	1968/2000	—	1,316	—	9,493	414	1,316	9,907	11,223	(1,389)	9,834
Bayshore Boulevard	2000	—	3,667	—	22,593	7,464	3,667	30,057	33,724	(5,734)	27,990
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(2,217)	16,853
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	6	2,580	13,720	16,300	(1,683)	14,617
9911 Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	196,814	200,974	(18,431)	182,543
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(939)	14,202
Center for Life Science | Boston	2008	348,749	60,000	—	407,747	249,739	60,000	657,486	717,486	(27,828)	689,658
Bridgeview Technology Park I	1977/2002	11,246	1,315	—	14,716	18,561	2,494	32,098	34,592	(2,895)	31,697
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	7	1,522	13,073	14,595	(1,565)	13,030
Charles Street	1911/1986	—	5,000	—	7,033	29	5,000	7,062	12,062	(752)	11,310
Coolidge Avenue	1962/1999	—	2,760	—	7,102	—	2,760	7,102	9,862	(836)	9,026
Dumbarton Circle	1990	—	2,723	—	5,096	186	2,723	5,283	8,006	(1,858)	6,148
Eccles Avenue(4)	1965/1995	—	21,257	—	608	1,948	21,257	2,557	23,814	(608)	23,206
Eisenhower Road	1973/2000	—	416	—	2,614	746	416	3,360	3,776	(527)	3,249
Elliott Avenue(4)	1925/2004	—	10,124	—	38,911	26,234	10,124	65,145	75,269	(2,847)	72,422
21 Erie Street	1925/2004	—	3,366	—	18,372	59	3,366	18,431	21,797	(2,126)	19,671
40 Erie Street	1996	—	7,593	—	33,765	121	7,593	33,886	41,479	(3,888)	37,591
500 Fairview Avenue	1959/1991	—	—	—	3,285	13	—	3,298	3,298	(1,330)	1,968
530 Fairview Avenue	2008	—	2,703	—	694	41,654	2,703	42,349	45,052	(1,587)	43,465
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(775)	7,796
Forbes Boulevard	1978	—	19,250	—	13,334	464	19,250	13,798	33,048	(778)	32,270
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	281	3,500	18,603	22,103	(2,270)	19,833
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	275	1,575	11,304	12,879	(1,204)	11,675
Graphics Drive	1992/2007	—	800	—	6,577	5,273	800	11,850	12,650	(2,173)	10,477
Industrial Road	2001/2005	—	12,000	—	41,718	14,292	12,000	56,010	68,010	(17,214)	50,796
John Hopkins Court	1991/2008	—	3,560	—	19,526	10,433	3,560	29,932	33,519	(1,433)	32,086
Kaiser Drive	1990	—	3,430	—	6,093	2,173	3,430	8,265	11,695	(721)	10,974
500 Kendall Street (Kendall D)	2002	66,077	3,572	—	166,308	572	3,572	166,880	170,452	(19,230)	151,222
King of Prussia Road	1954/2004	—	12,813	—	66,152	1,023	12,813	67,175	79,988	(9,117)	70,871

							Gross amount carried at December 31,
			Initial Cost			Costs	2009
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)
Landmark at Eastview(5)	1958/2008	—	—	14,210	61,996	124,144	16,856	183,494	200,350	(12,692)	187,658
Lucent Drive	2004	5,129	265	—	5,888	—	265	5,888	6,153	(675)	5,478
Monte Villa Parkway	1996/2002	—	1,020	—	10,711	382	1,020	11,093	12,113	(1,455)	10,658
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(2,318)	52,771
6828 Nancy Ridge Drive	1983/2001	6,595	2,344	—	9,611	484	2,344	10,095	12,439	(1,429)	11,010
One Research Way	1980/2008	—	1,813	—	6,454	2,990	1,813	9,444	11,257	(408)	10,849
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	2,872	5,400	14,365	19,765	(1,314)	18,451
Pacific Research Center	2000/2008	—	74,147	—	142,437	80,581	74,147	223,019	297,166	(10,456)	286,710
Phoenixville Pike	1989/2008	—	1,204	—	10,879	8,148	1,204	19,028	20,232	(2,726)	17,506
Road to the Cure	1977/2007	14,956	4,430	—	19,129	3,077	4,430	22,206	26,636	(1,322)	25,314
San Diego Science Center	1973/2002	—	3,871	—	21,875	1,049	3,871	22,924	26,795	(3,056)	23,739
Science Center Drive	1995	10,981	2,630	—	16,029	—	2,630	16,029	18,659	(2,160)	16,499
Shady Grove Road	2003	147,000	28,601	—	197,548	2,166	28,601	199,714	228,315	(18,785)	209,530
Sidney Street	2000	28,322	7,580	—	50,459	29	7,580	50,488	58,068	(5,798)	52,270
Sorrento Valley Boulevard	1982	—	4,140	—	15,034	2	4,140	15,036	19,176	(1,406)	17,770
Spring Mill Drive	1988	—	1,074	—	7,948	489	1,074	8,437	9,511	(1,087)	8,424
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(1,616)	17,063
Torreyana Road	1980/1997	—	7,660	—	24,468	—	7,660	24,468	32,128	(1,785)	30,343
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,208	5,738	23,198	28,936	(1,393)	27,543
9885 Towne Centre Drive	2001/2008	17,884	4,982	—	28,513	—	4,982	28,513	33,495	(3,831)	29,664
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(1,336)	11,321
900 Uniqema Boulevard	2000	1,191	404	—	3,692	—	404	3,692	4,096	(393)	3,703
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	—	1,350	13,229	14,579	(1,405)	13,174
Vassar Street	1950/1998	—	2,040	—	13,841	—	2,040	13,841	15,881	(1,586)	14,295
Waples Street	1983/2005	—	2,470	—	2,907	11,039	2,470	13,946	16,416	(4,592)	11,824
Walnut Street	1972/2004	—	5,200	—	36,068	—	5,200	36,068	41,268	(3,746)	37,522
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	33	4,922	121,215	126,137	(13,886)	112,251
217th Place	1987/2007	—	7,125	—	3,529	14,628	7,125	18,156	25,281	(1,326)	23,955

Total		$662,484	$401,866	$14,210	$2,120,478	$679,987	$419,901	$2,796,640	$3,216,541	$(244,774)	$2,971,767

(1)	Includes mortgage notes secured by various properties and the construction loan secured by the Center for Life Science | Boston property, but excludes unamortized debt premium of $6,970.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $3.1 billion as of December 31, 2009 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than 1 year to 40 years.

(4)	The property or a portion of the property was under pre-development or redevelopment as of December 31, 2009.

(5)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Investment in real estate:
Balance at beginning of year	$3,122,539	$2,912,043	$2,518,300
Property acquisitions	—	3,286	134,457
Improvements	94,002	207,210	259,286

Balance at end of year	$3,216,541	$3,122,539	$2,912,043

Accumulated Depreciation:
Balance at beginning of year	$(162,110)	$(104,444)	$(60,579)
Depreciation expense	(82,664)	(57,666)	(43,865)

Balance at end of year	$(244,774)	$(162,110)	$(104,444)

See accompanying report of independent registered public accounting firm.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2009, the end of the company’s most recent fiscal year. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report over our internal control over financial reporting. Such report appears on page 59 of this report.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules
(b) Exhibits

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)

3.2	Articles of Amendment of BioMed Realty Trust, Inc.(2)

3.3	Second Amended and Restated Bylaws of BioMed Realty Trust, Inc.(3)

3.4	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(4)

4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(5)

4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(4)

4.3
Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(6)

4.4
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030.(7)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(8)

10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)

10.3	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(10)

10.4	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(12)

10.5	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(11)

10.6	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(12)

10.7	Form of Long Term Incentive Plan Unit Award Agreement.(9)

10.8	Form of Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(5)

10.9	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(13)

10.10	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(13)

10.11	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(13)

10.12	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(13)

10.13	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(14)

10.14	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Kent Griffin.(14)

10.15	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(14)

10.16	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(14)

10.17	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(5)

10.18	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(5)

10.19	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(5)

10.20	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(5)

10.21	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(5)

10.22	BioMed Realty 401(k) Retirement Savings Plan.(11)

Exhibit
Number	Description
10.23	First Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(11)

10.24	Second Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(11)

10.25	Good Faith Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(15)

10.26	Third Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(15)

10.27	Amendment for the Final 401(k) / 401(m) Regulations to the BioMed Realty 401(k) Retirement Savings Plan.(8)

10.28	Final 415 Regulations Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(16)

10.29	Sixth Amendment to the BioMed Realty 401(k) Retirement Savings Plan.(16)

10.30	Form of Secured Term Loan Note.(17)

10.31
First Amended and Restated Secured Term Loan Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(18)

10.32	Form of Line Note under Unsecured Credit Agreement.(17)

10.33	Form of Term Note under Unsecured Credit Agreement.(17)

10.34
Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(18)

10.35
First Amendment to Second Amended and Restated Unsecured Credit Agreement, dated as of November 23, 2009, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(19)

10.36
Second Amendment to Second Amended and Restated Unsecured Credit Agreement, dated as of December 4, 2009, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(20)

10.37	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc.(21)

10.38	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(21)

10.39	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(6)

10.40
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(7)

10.41	Director Compensation Policy.(12)

10.42	Dividend Reinvestment and Stock Purchase Plan.(22)

12.1	Ratio of Earnings to Fixed Charges.(12)

21.1	List of Subsidiaries of BioMed Realty Trust, Inc.(12)

23.1	Consent of KPMG LLP.(12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(12)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(12)

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement of Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(6)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2011.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(12)	Filed herewith.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2009.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2007.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2009.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2009.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

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
Dated: February 12, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	February 12, 2010

/s/ EDWARD A. DENNIS Edward A. Dennis	Director	February 12, 2010

/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 12, 2010

/s/ GARY A. KREITZER Gary A. Kreitzer	Executive Vice President, General Counsel and Director	February 12, 2010

/s/ THEODORE D. ROTH Theodore D. Roth	Director	February 12, 2010

/s/ M. FAYE WILSON M. Faye Wilson	Director	February 12, 2010