Form 10-Q
period 2010-03-31
BioMed Realty Trust Inc
filed 2010-05-04
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of May 3, 2010 was 113,532,981.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments in real estate, net	$3,015,632	$2,971,767
Investments in unconsolidated partnerships	55,968	56,909
Cash and cash equivalents	36,800	19,922
Restricted cash	15,304	15,355
Accounts receivable, net	2,501	4,135
Accrued straight-line rents, net	88,981	82,066
Acquired above-market leases, net	2,741	3,047
Deferred leasing costs, net	81,539	83,274
Deferred loan costs, net	12,124	8,123
Other assets	48,605	38,676

Total assets	$3,360,195	$3,283,274

LIABILITIES AND EQUITY
Mortgage notes payable, net	$667,175	$669,454
Secured term loan	150,000	250,000
Exchangeable senior notes due 2026, net	38,804	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured line of credit	394,564	397,666
Security deposits	8,003	7,929
Dividends and distributions payable	18,710	18,531
Accounts payable, accrued expenses, and other liabilities	49,532	47,388
Derivative instruments	9,568	12,551
Acquired below-market leases, net	10,062	11,138

Total liabilities	1,526,418	1,459,342
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	222,413	222,413
Common stock, $.01 par value, 150,000,000 shares authorized, 100,312,423 and 99,000,269 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,003	990
Additional paid-in capital	1,858,212	1,843,551
Accumulated other comprehensive loss	(81,380)	(85,183)
Dividends in excess of earnings	(177,173)	(167,429)

Total stockholders’ equity	1,823,075	1,814,342
Noncontrolling interests	10,702	9,590

Total equity	1,833,777	1,823,932

Total liabilities and equity	$3,360,195	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental	$70,600	$68,419
Tenant recoveries	20,826	21,081
Other income	1,330	4,451

Total revenues	92,756	93,951

Expenses:
Rental operations	17,851	22,152
Real estate taxes	8,722	7,233
Depreciation and amortization	28,915	27,313
General and administrative	6,419	5,280

Total expenses	61,907	61,978

Income from operations	30,849	31,973
Equity in net loss of unconsolidated partnerships	(277)	(301)
Interest income	20	63
Interest expense	(21,260)	(12,080)
Gain/(loss) on derivative instruments	150	(56)
(Loss)/gain on extinguishment of debt	(821)	4,371

Net income	8,661	23,970
Net income attributable to noncontrolling interests	(121)	(705)

Net income attributable to Company	8,540	23,265
Preferred stock dividends	(4,241)	(4,241)

Net income available to common stockholders	$4,299	$19,024

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.04	$0.23

Weighted-average common shares outstanding:
Basic	98,229,996	80,261,363

Diluted	102,577,329	84,499,365

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	$222,413	99,000,269	$990	$1,843,551	$(85,183)	$(167,429)	$1,814,342	$9,590	$1,823,932
Net proceeds from sale of common stock	—	951,000	10	15,416	—	—	15,426	—	15,426
Net issuances of unvested restricted common stock	—	322,367	3	(1,241)	—	—	(1,238)	—	(1,238)
Conversion of operating partnership units to common stock	—	38,787	—	34	—	—	34	(34)	—
Vesting of share-based awards	—	—	—	1,789	—	—	1,789	—	1,789
Allocation of equity to noncontrolling interests	—	—	—	(1,337)	—	—	(1,337)	1,337	—
Common stock dividends	—	—	—	—	—	(14,043)	(14,043)	—	(14,043)
Net income	—	—	—	—	—	8,540	8,540	121	8,661
Preferred stock dividends	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
OP unit distributions	—	—	—	—	—	—	—	(425)	(425)
Unrealized loss on marketable securities	—	—	—	—	(523)	—	(523)	(15)	(538)
Amortization of deferred interest costs	—	—	—	—	1,735	—	1,735	51	1,786
Unrealized gain on derivative instruments	—	—	—	—	2,591	—	2,591	77	2,668

Balance at March 31, 2010	$222,413	100,312,423	$1,003	$1,858,212	$(81,380)	$(177,173)	$1,823,075	$10,702	$1,833,777

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net income available to common stockholders and noncontrolling interests	$4,420	$19,729
Other comprehensive income:
Unrealized gain on derivative instruments	2,927	12,787
Amortization of deferred interest costs	1,786	—
Equity in other comprehensive loss of unconsolidated partnerships	(14)	(213)
Deferred settlement payments on interest rate swaps, net	(245)	(875)
Unrealized (loss)/gain on marketable securities	(538)	570

Total other comprehensive income	3,916	12,269

Comprehensive income	8,336	31,998
Comprehensive income attributable to noncontrolling interests	(113)	(1,162)

Comprehensive income attributable to common stockholders	$8,223	$30,836

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$8,661	$23,970
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on extinguishment of debt	821	(4,371)
(Gain)/loss on derivative instruments	(150)	56
Gain on sale of marketable securities	(865)	—
Depreciation and amortization	28,915	27,313
Allowance for doubtful accounts	115	3,739
Revenue reduction attributable to acquired above-market leases	306	320
Revenue recognized related to acquired below-market leases	(1,201)	(3,902)
Revenue reduction attributable to lease incentives	500	331
Compensation expense related to restricted common stock and LTIP units	1,789	1,404
Amortization of deferred loan costs	1,204	1,143
Amortization of debt premium on mortgage notes payable	(467)	(455)
Amortization of debt discount on exchangeable senior notes due 2026	177	483
Loss from unconsolidated partnerships	277	301
Distributions representing return on capital from unconsolidated partnerships	348	32
Amortization of deferred interest costs	1,786	—
Changes in operating assets and liabilities:
Restricted cash	51	2,926
Accounts receivable	1,519	(5,830)
Accrued straight-line rents	(6,915)	(7,143)
Deferred leasing costs	(379)	(2,909)
Other assets	(11,036)	1,251
Security deposits	74	18
Accounts payable, accrued expenses and other liabilities	2,195	4,619

Net cash provided by operating activities	27,725	43,296

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(71,542)	(45,231)
Contributions to unconsolidated partnerships, net	—	(32,267)
Proceeds from the sale of marketable securities	1,227	—
Additions to non-real estate assets	(185)	(125)

Net cash used in investing activities	(70,500)	(77,623)

Financing activities:
Proceeds from common stock offering	15,797	—
Payment of common stock offering costs	(371)	—
Payment of deferred loan costs	(5,773)	(17)
Unsecured line of credit proceeds	178,742	95,567
Unsecured line of credit payments	(181,844)	—
Principal payments on mortgage notes payable	(1,812)	(1,237)
Payments on secured term loan	(100,000)	—
Repurchases of exchangeable senior notes due 2026	(6,311)	(6,910)
Proceeds from exchangeable senior notes due 2030	180,000	—
Settlement of derivative instruments	—	(8,860)
Deferred settlement payments, net on interest rate swaps	(245)	(875)
Distributions to operating partnership unit and LTIP unit holders	(429)	(1,151)
Dividends paid to common stockholders	(13,860)	(27,053)
Dividends paid to preferred stockholders	(4,241)	(4,241)

Net cash provided by financing activities	59,653	45,223

Net increase in cash and cash equivalents	16,878	10,896
Cash and cash equivalents at beginning of period	19,922	21,422

Cash and cash equivalents at end of period	$36,800	$32,318

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $1,645 and $4,130, respectively)	$17,507	$10,821
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	14,043	27,196
Accrual for distributions declared for operating partnership unit and LTIP unit holders	425	1,126
Accrued additions to real estate and related intangible assets	10,588	37,048
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
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities (“VIE”) for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a noncontrolling interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.
Investments in Partnerships
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of March 31, 2010.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Land	$389,675	$388,292
Land under development	42,736	31,609
Buildings and improvements	2,495,313	2,485,972
Construction in progress	89,250	87,810
Tenant improvements	267,866	222,858

	3,284,840	3,216,541
Accumulated depreciation	(269,208)	(244,774)

	$3,015,632	$2,971,767

During the three months ended March 31, 2010, the Company identified and recorded an adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that it determined was not material to its previously issued consolidated financial statements.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through March 31, 2010, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of March 31, 2010. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at March 31, 2010 consisted of the following (in thousands):

	Balance at
	March 31,	Accumulated
	2010	Amortization	Net
Acquired in-place leases	$170,068	$(116,079)	$53,989
Acquired management agreements	13,291	(10,570)	2,721
Deferred leasing and other direct costs	35,482	(10,653)	24,829

	$218,841	$(137,302)	$81,539

Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

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
Acquired above-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(9,988)	(9,682)

	$2,741	$3,047

Acquired below-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Acquired below-market leases	$39,464	$39,339
Accumulated amortization	(29,402)	(28,201)

	$10,062	$11,138

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Lease incentives	$27,062	$12,816
Accumulated amortization	(3,989)	(3,489)

	$23,073	$9,327

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

On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, is recorded. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Rental revenues	$—	$2,619
Other income	62	3,827

Total revenue	62	6,446

Rental operations expense	9	3,335
Depreciation and amortization	—	3,680

Total expenses	9	7,015

Net effect of lease terminations	$53	$(569)

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
Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Equity securities, initial cost basis	$—	$361
Unrealized gain	—	537

Equity securities, fair-value	$—	$898

During the three months ended March 31, 2010, the Company sold a portion of its equity securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income. The Company’s remaining investments in equity securities were either initially recorded with no cost basis or were recorded with an initial cost basis that has been fully reserved. This was done due to an inability to establish a value as a result of the lack of independent third-party equity transactions that could be used to identify the fair-value of the equity securities at receipt and substantial doubt about the ability to realize value from sale of such investments due to an illiquid market for the securities or ongoing financial difficulties of the company issuing the equity securities.
Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through March 31, 2010, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

Assets and Liabilities Measured at Fair-Value
The Company measures financial instruments and other items at fair-value where required under GAAP, but has elected not to measure any additional financial instruments and other items at fair-value as permitted under fair-value option accounting guidance.
Fair-value measurement is determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair-value measurements, there is a fair-value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 8).
The valuation of the Company’s investments in publicly-traded investments utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of March 31, 2010, the Company has determined that the impact of the use of Level 3 inputs on the overall valuation of all its investments is not significant. As a result, the Company has determined that valuations of all its investments in their entirety are classified in Level 1 of the fair-value hierarchy.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of March 31, 2010.
Derivative Instruments
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt (see Note 8). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
3. Equity
During the three months ended March 31, 2010, the Company issued restricted stock awards to employees totaling 400,644 shares of common stock (78,277 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), which are included in the total of common stock outstanding as of the period end (see Note 6).
During the three months ended March 31, 2010, the Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
On April 19, 2010, the Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of an underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.7 million, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
The Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through March 31, 2010, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.
Common Stock, Partnership Units and LTIP Units
As of March 31, 2010, the Company had outstanding 100,312,423 shares of common stock and 2,593,538 and 444,235 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership and LTIP units are discussed further below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of March 31, 2010, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the three months ended March 31, 2010:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 15, 2010	Common stock and	$0.14000	January 1, 2010 to	April 15, 2010	$14,469
	partnership and LTIP		March 31, 2010
	units
March 15, 2010	Series A preferred stock	$0.46094	January 16, 2010 to April 15, 2010	April 15, 2010	$4,241
Total 2010 dividends and distributions declared through March 31, 2010:

Common stock, partnership units, and LTIP units	$14,469
Series A preferred stock	4,241

$18,710

Noncontrolling Interests
Noncontrolling interests in subsidiaries are reported as equity in the consolidated financial statements. If noncontrolling interests are determined to be redeemable, they are carried at their redemption value as of the balance sheet date and reported as temporary equity. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.
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
The Company evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.

The redemption value of the Units not owned by the Company, had such Units been redeemed at March 31, 2010, was approximately $51.9 million based on the average closing price of the Company’s common stock of $17.07 per share for the ten consecutive trading days immediately preceding March 31, 2010.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	March 31, 2010		December 31, 2009
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	98,912,538	97.1%	97,939,028	97.2%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,300,471	2.3%	2,246,493	2.2%
Partnership and LTIP units held by third parties(1)	588,801	0.6%	595,551	0.6%

Total	101,801,810	100.0%	100,781,072	100.0%

(1)	Includes vested ownership interests held by a former employee, which are now classified as held by a third party.
A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if such interests are classified as temporary equity. For the three months ended March 31, 2010, the Company recorded an increase to the carrying value of noncontrolling interests of approximately $1,337,000 (a corresponding decrease was recorded to additional paid-in capital) due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.
4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	March 31,	December 31,
	Rate	Rate	2010	2009	Maturity Date
Ardentech Court	7.25%	5.06%	$4,325	$4,354	July 1, 2012
Bridgeview Technology Park I	8.07%	5.04%	11,207	11,246	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	347,978	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	65,626	66,077	December 1, 2018
Lucent Drive	5.50%	5.50%	5,074	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,567	6,595	September 1, 2012
Road to the Cure	6.70%	5.78%	14,893	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,934	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	28,096	28,322	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,824	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,148	1,191	May 1, 2015

			660,672	662,484
Unamortized premiums			6,503	6,970

			$667,175	$669,454

Premiums were recorded upon assumption of the mortgage notes payable at the time of acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using the effective-interest method.
The Company has the ability and intends to repay any principal and accrued interest due in 2010 and 2011 through the use of cash from operations or borrowings from its unsecured line of credit.

5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At March 31, 2010, the Company had $394.6 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.8% (excluding the effect of interest rate swaps) and a weighted-average interest rate of 2.7% on the unhedged portion of the outstanding debt of approximately $144.6 million.
Secured Term Loan
On March 31, 2010, the Company entered into a first amendment to its first amended and restated secured term loan agreement with KeyBank and other lenders, pursuant to which the Company voluntarily prepaid $100.0 million of the $250.0 million in previously outstanding borrowings under the secured term loan, reducing the outstanding borrowings to $150.0 million. The first amendment reduced the total availability under the secured term loan to $150.0 million and amended the terms of the secured term loan to, among other things, release certain of the Company’s subject properties as a result of the partial prepayment (previously pledged as security under the secured term loan), and provide revised conditions for the sale and release of other subject properties.
The secured term loan remains secured by the Company’s interests in nine of its properties and has a maturity date of August 1, 2012. The secured term loan bears interest at a floating rate equal to, at the Company’s option, either (1) reserve-adjusted LIBOR plus 165 basis points or (2) the higher of (a) the prime rate then in effect plus 25 basis points or (b) the federal funds rate then in effect plus 75 basis points. The secured term loan is also secured by the Company’s interest in any distributions from these properties, a pledge of the equity interests in a subsidiary owning one of these properties, and a pledge of the equity interests in a subsidiary owning an interest in another of these properties. At March 31, 2010, the Company had $150.0 million in outstanding borrowings on its secured term loan, with an interest rate of 1.9% (excluding the effect of interest rate swaps).
The terms of the credit agreements for the unsecured line of credit and secured term loan include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2010.
Exchangeable Senior Notes due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. The increase in the quarterly cash dividend to $0.335 per share of common stock for 2008 resulted in an increase in the exchange rate to 26.8135 effective as of December 29, 2008, the Company’s ex dividend date. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest.
As the Company may settle the Notes due 2026 in cash (or other assets) on conversion, it separately accounts for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the Company’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount is accreted as additional interest expense over the non-cancelable term of the instrument.
As of March 31, 2010 and December 31, 2009, the carrying value of the equity component recognized was approximately $14.0 million.
In January 2010, the Company completed the repurchase of approximately $6.3 million face value of the Notes due 2026 at par. The repurchase of the Notes due 2026 resulted in the recognition of a loss on extinguishment of debt of approximately $254,000 for the three months ended March 31, 2010 as a result of the write-off of deferred loan fees and debt discount, which is reflected in the accompanying consolidated statements of income.
Notes due 2026, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Notes due 2026	$39,900	$46,150
Unamortized debt discount	(1,096)	(1,465)

	$38,804	$44,685

The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026. Amortization of the debt discount during the three months ended March 31, 2010 and 2009 resulted in an effective interest rate of 6.5% on the Notes due 2026 and a total interest expense as follows:

	March 31,
	2010	2009
Contractual interest	$457	$1,432
Amortization of debt discount	177	483

Total Notes due 2026 interest expense	$634	$1,915

Exchangeable Senior Notes due 2030
On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes due 2030 (the “Notes due 2030”). The Notes due 2030 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Notes due 2030 are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2030 contain an exchange settlement feature, which provides that the Notes due 2030 may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Company’s common stock at the then applicable exchange rate. As the exchange feature for the Notes due 2030 must be settled in the common stock of the Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Notes due 2030, representing an exchange price of approximately $18.16 per share. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Notes due 2030 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2030. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock.

The Operating Partnership may redeem the Notes due 2030, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after January 21, 2015 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2030 have the right to require the Operating Partnership to repurchase the Notes due 2030, in whole or in part, for cash on each of January 15, 2015, January 15, 2020 and January 15, 2025, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2030 plus accrued and unpaid interest.
As of March 31, 2010, principal payments due for the Company’s consolidated indebtedness (mortgage notes payable excluding the debt premium of $6.5 million, unsecured line of credit, secured term loan, the Notes due 2026 excluding the debt discount of $1.1 million, and the Notes due 2030) were as follows (in thousands):

2010	$5,592
2011	424,478
2012	195,414
2013	25,941
2014	353,091
Thereafter(1)	420,620

$1,425,136

(1)
Includes $39.9 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

On April 29, 2010, the Company completed the private placement of $250.0 million in unsecured notes, due April 15, 2020, at a fixed interest rate of 6.125%. The notes have registration rights and require compliance with certain financial covenants.
On April 29, 2010, the Company voluntarily prepaid the remaining $150.0 million of outstanding indebtedness on the secured term loan, securing the release of the Company’s remaining subject properties.
6. Earnings Per Share
Instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.
Through March 31, 2010 all of the Company’s participating securities (including the Units) received dividends/distributions at an equal dividend/distribution rate per share/Unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three months ended March 31, 2010 and 2009 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2010 includes the outstanding restricted stock in the weighted-average shares. The calculation of diluted earnings per share for the three months ended March 31, 2010 and 2009 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares and net income attributable to noncontrolling interests in the Operating Partnership has been added to net income available to common stockholders. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the weighted-average common stock prices of $15.70 and $9.52 for the three months ended March 31, 2010 and 2009, respectively, did not exceed the exchange price then in effect of $37.07 per share. In addition, no shares were contingently issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) as the common stock price during the three months ended March 31, 2010 did not exceed the exchange price of $18.16 per share. Therefore, potentially issuable shares resulting from settlement of the Notes due 2026 and 2030 were not included in the calculation of diluted weighted-average shares. No other shares were considered anti-dilutive for the three months ended March 31, 2010 and 2009.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per share:
Net income available to common stockholders	$4,299	$19,024
Less: net income allocable to unvested restricted stock	(56)	(190)
Less: distributions in excess of earnings attributable to unvested restricted stock	(132)	(93)

Net income attributable to common stockholders	$4,111	$18,741

Diluted earnings per share:
Net income available to common stockholders	$4,299	$19,024
Plus: net income attributable to noncontrolling interests of operating partnership	127	722

Net income available to common stockholders and participating securities (including the Units)	$4,426	$19,746

Weighted-average common shares outstanding:
Basic	98,229,996	80,261,363
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	1,289,597	822,916
Operating partnership and LTIP units	3,057,736	3,415,086

Diluted	102,577,329	84,499,365

Basic and diluted earnings per share:
Net income per share available to common stockholders, basic and diluted:	$0.04	$0.23

7. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary as PREI has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary as the limited partner has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2010 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22	%(4)	September 30, 2004

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

Each of the PREI operating agreements includes a put/call option whereby either member can cause the limited liability company to sell certain properties in which it holds leasehold interests to the Company at any time after the fifth anniversary and before the seventh anniversary of the acquisition date. However, the put/call option may be terminated prior to exercise under certain circumstances. The put/call option purchase price is based on a predetermined return on capital invested by PREI. If the put/call option is exercised, the Company believes that it would have adequate resources to fund the purchase price and the Company also has the option to fund a portion of the purchase price through the issuance of the Company’s common stock.

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or they may execute the extension option. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At March 31, 2010, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.7% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $807,000 at March 31, 2010.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.7 million at March 31, 2010. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $527,000 and $698,000 in fees for the three months ended March 31, 2010 and 2009, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31,	December 31,
	2010	2009
Assets:
Investments in real estate, net	$622,586	$613,306
Cash and cash equivalents (including restricted cash)	6,984	6,758
Intangible assets, net	13,116	13,498
Other assets	17,997	18,374

Total assets	$660,683	$651,936

Liabilities and equity:
Mortgage notes payable	$409,627	$405,606
Other liabilities	25,110	15,195
Members’ equity	225,946	231,135

Total liabilities and equity	$660,683	$651,936

Company’s net investment in unconsolidated partnerships	$55,968	$56,909

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. The secured construction loan has two six-month extension options, each of which may be exercised after satisfying certain conditions and paying an extension fee. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may execute one or both of the two extension options, which could extend the maturity date to August 13, 2011. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At March 31, 2010, there were $196.1 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.7%.
The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total revenues	$7,728	$7,728

Rental operations expense	1,699	2,606
Real estate taxes, insurance and ground rent	3,120	2,121
Depreciation and amortization	3,305	3,303
Interest expense, net of interest income	2,482	2,089

Total expenses	10,606	10,119

Net loss	$(2,878)	$(2,391)

Company’s equity in net loss of unconsolidated partnerships	$(277)	$(301)

8. Derivatives and Other Financial Instruments
As of March 31, 2010, the Company had three interest rate swaps with an aggregate notional amount of $400.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. A portion of one interest rate swap with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread) hedges the Company’s exposure to the variability in expected future cash flows attributable to changes in interest rates on the Company’s secured term loan. The remaining interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $250.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.

As of March 31, 2010, the Company had deferred interest costs of approximately $61.5 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The remaining deferred interest costs of $61.5 million will be amortized as additional interest expense over a remaining period of approximately nine years.
The following is a summary of the terms of the interest rate swaps, the forward starting swaps, and a stock purchase warrant held by the Company and their fair-values, which are included in other assets (asset account) and derivative instruments (liability account) based on their respective balances on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				March 31,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2010	2009
	$250,000	4.157%	June 1, 2005	June 1, 2010	$(1,646)	$(4,017)
	115,000	4.673%	October 1, 2007	August 1, 2011	(6,063)	(6,530)
	35,000	4.700%	October 10, 2007	August 1, 2011	(1,859)	(2,004)

Interest rate swaps	400,000				(9,568)	(12,551)

Other(2)	—				$213	$119

Total derivative instruments	$400,000				$(9,355)	$(12,432)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2010, the Company recorded a gain on derivative instruments of $150,000 primarily related to changes in the fair-value of a stock purchase warrant held by the Company, which are recorded directly to the consolidated income statement as they occur, partially offset by hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt. During the three months ended March 31, 2009, the Company recorded a loss on derivative instruments of $56,000 as a result of hedge ineffectiveness on cash flow hedges due to mismatches in the maturity date and the interest rate reset dates between the interest rate swaps and the corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $15.1 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the three months ended March 31, 2010 and 2009, approximately $245,000 and $897,000 of settlement payments, respectively, on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of gain recognized in accumulated other comprehensive income related to the derivative instruments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amount of gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$2,927	$1,987
Forward starting swaps	—	6,479

Total cash flow hedges	2,927	8,466
Ineffective interest rate swaps(1)	—	4,321

Total interest rate swaps	$2,927	$12,787

(1)
For the three months ended March 31, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(4,123)	$(3,905)
Forward starting swaps(2)	(1,786)	—

Total interest rate swaps	$(5,909)	$(3,905)

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
The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$56	$(9)
Forward starting swaps	—	(352)

Total cash flow hedges	56	(361)
Ineffective interest rate swaps	—	305

Total interest rate swaps	$56	$(56)

Other derivative instruments	94	—

Total gain/(loss) on derivative instruments	$150	$(56)

9. Property Acquisitions
The Company acquired the following properties during the three months ended March 31, 2010. The table below reflects the purchase price allocation for the acquisitions as of March 31, 2010 (in thousands):

	Acquisition	Investments	In-Place	Management	Below	Total Cash
Property	Date	in Real Estate	Lease	Agreement	Market Lease	Consideration
West Watkins Mill Road	February 23, 2010	$12,463	$1,677	$370	$(125)	$14,385
Gazelle Court(1)	March 30, 2010	11,630	—	—	—	11,630

Total		$24,093	$1,677	$370	$(125)	$26,015

Intangible amortization life (in months)			50	55	42

(1)
On March 30, 2010, the Company acquired a land parcel for the purchase price of $10.1 million (in addition to reimbursing the selling party for pre-construction costs incurred through the date of sale on the project). Concurrent with the purchase, the Company executed a lease with an existing tenant for a laboratory/office building totaling 176,000 square feet to be constructed on the site by the Company. The lease will commence after the Company substantially completes construction of the building. It is estimated that the building will be completed in January 2012.

10. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at March 31, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
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
At March 31, 2010 and December 31, 2009, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes due 2026, Notes due 2030, secured term loan, derivative instruments, and investments were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Fair-Value	Carrying Value	Fair-Value	Carrying Value

Mortgage notes payable(1)	$687,747	$667,175	$671,614	$669,454
Unsecured line of credit	380,237	394,564	380,699	397,666
Notes due 2026(2)	39,900	38,804	46,150	44,685
Notes due 2030	180,092	180,000	—	—
Secured term loan	140,918	150,000	233,389	250,000
Derivative instruments(3)	(9,355)	(9,355)	(12,551)	(12,551)
Investments(4)	—	—	898	898

(1)	Carrying value includes $6.5 million and $7.0 million of debt premium as of March 31, 2010 and December 31, 2009, respectively.

(2)	Carrying value includes $1.1 million and $1.5 million of debt discount as of March 31, 2010 and December 31, 2009, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 8).

(4)	The Company’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).
11. New Accounting Standards
In June 2009, the Financial Accounting Standards Board issued new accounting guidance related to the consolidation of VIEs. The new guidance requires a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010, which did not have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used herein, the terms “we”, “us”, “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the national and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased interest rates and operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to successfully operate acquired properties and operations; our failure to maintain our status as a REIT; failure to maintain our investment grade credit ratings with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2009. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
At March 31, 2010, our portfolio consisted of 71 properties, representing 114 buildings with an aggregate of approximately 10.8 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), development (properties that are currently under development through ground up construction), redevelopment (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at March 31, 2010:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized	41	5,352,222	98.7%	4	257,268	100.0%	45	5,609,490	98.7%
Lease up	20	2,742,512	64.0%	2	417,290	58.4%	22	3,159,802	63.3%

Current operating portfolio	61	8,094,734	86.9%	6	674,558	74.3%	67	8,769,292	86.0%
Long-term lease up	1	1,389,517	25.5%	—	—	n/a	1	1,389,517	25.5%

Total operating portfolio	62	9,484,251	77.9%	6	674,558	74.3%	68	10,158,809	77.7%
Development	1	176,000	100.0%	1	280,000	—	2	456,000	38.6%
Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a
Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total portfolio	64	9,812,396	77.1%	7	954,558	52.5%	71	10,766,954	74.9%

Land parcels	n/a	1,548,000	n/a	—	—	n/a	n/a	1,548,000	n/a

Total proforma portfolio	64	11,360,396	n/a	7	954,558	n/a	71	12,314,954	n/a

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2010, our current operating portfolio was 86.0% leased to 119 tenants. As of December 31, 2009, our current operating portfolio was 87.4% leased to 117 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our current operating portfolio, which increased by approximately 229,000 rentable square feet due to acquisitions and the delivery of a redevelopment property occurring during the three months ended March 31, 2010. Total leased square footage during the same period increased by approximately 167,000 square feet within the current operating portfolio.
Leases representing approximately 3.9% of our leased square footage expire during 2010 and leases representing approximately 4.1% of our leased square footage expire during 2011. Our leasing strategy for 2010 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
Since the fourth quarter of 2007, there has been a significant contraction in economic activity in the United States, accompanied by a severe tightening of credit and capital markets that have significantly increased our cost of capital. Our ability to raise debt and equity capital has contributed to our successful growth strategy. While we expect to be able to continue to raise debt capital, we expect that such debt will carry significantly higher interest rates and lower advance rates measured on a ratio of loan-to-value.
During the past 15 months, we have also seen an increase in bankruptcies from certain tenants that are not well capitalized and an increase in tenants seeking to terminate existing lease arrangements. However, the effects of a lease termination may be mitigated to some extent because space associated with terminated leases (either voluntarily or due to bankruptcy) may be subleased from the original tenant (and we will enter into direct leases with the subtenants) or can be re-leased, or we have received termination payments compensating us for a portion of lost rents and other tenant balances. In addition, the instances of early lease terminations or tenant bankruptcies have declined during the three months ended March 31, 2010, consistent with a slow, but gradual improvement in the economic recession during that period. Although we have seen improvements in the financial stability and operations or our tenants, we can provide no assurance that these improvements will continue or that we will not experience additional early lease terminations or tenant bankruptcies in the future.

As a direct result of the recent economic recession, we believe it is possible that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and expected undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards
See Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2010 or 2009), new properties (properties that were not owned for each of the three months ended March 31, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$52,734	$56,041	$17,714	$12,382	$150	$—	$2	$(4)
Tenant recoveries	13,567	15,155	7,039	5,724	36	—	184	202
Other income	89	3,904	18	5	—	—	1,223	542

Total revenues	$66,390	$75,100	$24,771	$18,111	$186	$—	$1,409	$740

Rental Revenues. Rental revenues increased $2.2 million to $70.6 million for the three months ended March 31, 2010 compared to $68.4 million for the three months ended March 31, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally related to buildings placed into service at our Landmark at Eastview property) and the commencement of leases. Same property rental revenues decreased $3.3 million, or 5.9%, for the three months ended March 31, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations resulting in the accelerated amortization of below-market lease intangible assets of $2.7 million in 2009 for which the vacated space has not yet been fully released. The decrease is partially offset by the commencement of new leases at certain properties in 2010 and 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis).

Tenant Recoveries. Revenues from tenant reimbursements decreased $255,000 to $20.8 million for the three months ended March 31, 2010 compared to $21.1 million for the three months ended March 31, 2009. The decrease was primarily due to a reduction in tenant recoveries due to lease expirations and changes in 2009 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses, partially offset by properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally at our Landmark at Eastview property). Same property tenant recoveries decreased $1.6 million, or 10.5%, for the three months ended March 31, 2010 compared to the same period in 2009 primarily as a result of lease expirations and changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses, partially offset by lease commencements.
The percentage of recoverable expenses recovered at our properties increased to 78.4% for the three months ended March 31, 2010 compared to 71.7% for the three months ended March 31, 2009. The increase is primarily due to an increase in the rental operations expense for the three months ended March 31, 2009 of approximately $3.3 million related to early lease terminations and tenant receivables that were deemed to be uncollectible and the lease commencements in 2010 and late 2009, partially offset by properties that were placed into service in 2009, but were not fully leased, and properties for which leases commenced during 2010 and late 2009, but for which payment for expense recovery will not begin until a later period.
Other Income. Other income was $1.3 million for the three months ended March 31, 2010 compared to $4.5 million for the three months ended March 31, 2009. Other income for the three months ended March 31, 2010 primarily comprised realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Other income for the three months ended March 31, 2009 primarily comprised consideration received related to early lease terminations of approximately $3.8 million and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the three months ended March 31, 2010 and 2009 aggregated $62,000 and $3.8 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$10,487	$15,689	$6,090	$5,453	$13	$—	$1,261	$1,010
Real estate taxes	5,862	5,067	2,836	2,166	24	—	—	—
Depreciation and amortization	19,324	21,615	9,513	5,698	78	—	—	—

Total expenses	$35,673	$42,371	$18,439	$13,317	$115	$—	$1,261	$1,010

Rental Operations Expense. Rental operations expense decreased $4.3 million to $17.9 million for the three months ended March 31, 2010 compared to $22.2 million for the three months ended March 31, 2009. The decrease was primarily due to the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $4.5 million in 2009, partially offset by properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally at our Landmark at Eastview and Pacific Research Center properties). Same property rental operations expense decreased $5.2 million, or 33.2%, for the three months ended March 31, 2010 compared to 2009 primarily due to the write-off of certain assets related to early lease terminations and a reduction in rental operations expense due to lease expirations and changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by lease commencements in 2010 and 2009.
For the three months ended March 31, 2010 and 2009, the Company recorded bad debt expense of $115,000 and $3.7 million, respectively. The decrease in the bad debt expense related to accounts receivable and accrued straight-line rents and is primarily due to amounts considered uncollectible as a result of a higher number of tenant bankruptcies, lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the three months ended March 31, 2009 as compared to the same period in 2010. As of March 31, 2010, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.
Real Estate Tax Expense. Real estate tax expense increased $1.5 million to $8.7 million for the three months ended March 31, 2010 compared to $7.2 million for the three months ended March 31, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 (principally at our Pacific Research Center property) and increases in assessed property values. Same property real estate tax expense increased $795,000, or 15.7%, for the three months ended March 31, 2010 compared to 2009 primarily due to taxes assessed on a land parcel acquired in December 2009 and increases in both the assessed property values and in the property tax rates at a number of properties.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.6 million to $28.9 million for the three months ended March 31, 2010 compared to $27.3 million for the three months ended March 31, 2009. The increase was primarily due to a recorded adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that we determined was not material to our previously issued consolidated financial statements and the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties during 2009 (principally at our Landmark at Eastview and Pacific Research Center properties), partially offset by the acceleration of depreciation on certain assets related to early lease terminations of approximately $3.7 million in the three months ended March 31, 2009.
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $6.4 million for the three months ended March 31, 2010 compared to $5.3 million for the three months ended March 31, 2009. The increase was primarily due to an increase in aggregate compensation costs as compared to the prior year and an increase in transaction costs incurred related to acquisitions of approximately $149,000.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $24,000 to $277,000 for the three months ended March 31, 2010 compared to $301,000 for the three months ended March 31, 2009. The decreased loss primarily reflects interest income recognized related to a promissory note provided to one of our unconsolidated partnerships in December 2009.
Interest Expense. Interest cost incurred for the three months ended March 31, 2010 totaled $22.9 million compared to $16.2 million for the three months ended March 31, 2009. Total interest cost incurred increased primarily as a result of: (a) the amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million during the three months ended March 31, 2010 and (b) increases in the average interest rate on our outstanding borrowings, partially offset by the repayment of certain mortgage notes.
During the three months ended March 31, 2010, we capitalized $1.6 million of interest compared to $4.1 million for the three months ended March 31, 2009. The decrease reflects the cessation of capitalized interest at our Center for Life Science | Boston, Landmark at Eastview, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. We expect capitalized interest costs on properties currently under development or redevelopment to decrease or cease as rentable space at these properties is readied for its intended use through 2010, partially offset by an increase in interest capitalized at a development project beginning in April 2010. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $9.2 million to $21.3 million for the three months ended March 31, 2010 compared to $12.1 million for the three months ended March 31, 2009. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended use and placed in service, from higher interest expense associated with debt secured by our Center for Life Science | Boston property as a result of the repayment of the variable-rate secured construction loan and the closing of fixed rate mortgage loans (see Note 4 in the footnotes to the consolidated financial statements), due to the amortization of the remaining deferred interest costs of approximately $61.5 million in other comprehensive income related to the forward starting swaps, and from the anticipated increases in interest costs related to our variable-rate indebtedness.
Gain/(Loss) on Derivative Instruments. The gain on derivative instruments for the three months ended March 31, 2010 is primarily related to changes in the fair-value of a stock purchase warrant, which are recorded directly to the consolidated income statement as they occur, partially offset by hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt. During the three months ended March 31, 2009, a portion of the unrealized losses related to a $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated income statement as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at March 31, 2009. The loss on derivative instruments for the three months ended March 31, 2009 also includes approximately $4.4 million of gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).

(Loss)/Gain on Extinguishment of Debt. During the three months ended March 31, 2010, we repurchased $6.3 million face value of our exchangeable senior notes due 2026 at par. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $254,000 (representing the write-off of deferred loan fees and unamortized debt discount) and the write-off of approximately $567,000 of deferred loan fees related to the prepayment of $100.0 million of the outstanding borrowings on our secured term loan. In March 2009, we repurchased $12.0 million face value of our exchangeable senior notes for approximately $6.9 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $4.4 million (net of the write-off of approximately $719,000 in deferred loan fees and unamortized debt discount).
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $584,000 to $121,000 for the three months ended March 31, 2010 compared to $705,000 for the three months ended March 31, 2009. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offering in May 2009.
Cash Flows
Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

	2010	2009	Change
	(In thousands)
Net cash provided by operating activities	$27,725	$43,296	$(15,571)
Net cash used in investing activities	(70,500)	(77,623)	7,123
Net cash provided by financing activities	59,653	45,223	14,430
Ending cash and cash equivalents balance	36,800	32,318	4,482
Net cash provided by operating activities decreased $15.6 million to $27.7 million for the three months ended March 31, 2010 compared to $43.3 million for the three months ended March 31, 2009. The decrease was primarily due to a decrease in net income before depreciation and amortization and gains or losses relating to the extinguishment of debt, derivative instruments, and sale of marketable securities, partially offset by net cash used to fund and settle changes in operating assets and liabilities.
Net cash used in investing activities decreased $7.1 million to $70.5 million for the three months ended March 31, 2010 compared to $77.6 million for the three months ended March 31, 2009. The decrease was primarily due to decreases in contributions to unconsolidated partnerships related to the repayment of outstanding indebtedness by an unconsolidated partnership in 2009, partially offset by higher purchases of interest in investments in real estate.
Net cash provided by financing activities increased $14.4 million to $59.7 million for the three months ended March 31, 2010 compared to $45.2 million for the three months ended March 31, 2009. The increase was primarily due to the issuance of our Notes due 2030 in January 2010 and proceeds from common stock offerings and from our unsecured line of credit, partially offset by the voluntary prepayment of a portion of the outstanding indebtedness on our secure term loan and payments on our unsecured line of credit.

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
Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the three months ended March 31, 2010 and 2009 (in thousands, except share data) was as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income available to common stockholders	$4,299	$19,024
Adjustments:
Noncontrolling interests in operating partnership	127	722
Depreciation and amortization — unconsolidated partnerships	662	662
Depreciation and amortization — consolidated entities	28,915	27,313
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(22)	(20)

Funds from operations available to common shares and Units	$33,981	$47,701

Funds from operations per share — diluted	$0.33	$0.56

Weighted-average common shares and Units outstanding — diluted	102,577,329	84,499,365

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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (mortgage notes payable excluding the debt premium of $6.5 million, unsecured line of credit, secured term loan, the Notes due 2026 excluding the debt discount of $1.1 million, the Notes due 2030, and our proportionate share of outstanding unconsolidated indebtedness) as of March 31, 2010 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed-rate mortgages	$5,592	$29,914	$45,414	$25,941	$353,091	$200,720	$660,672
Unsecured line of credit	—	394,564	—	—	—	—	394,564
Secured term loan	—	—	150,000	—	—	—	150,000
Notes due 2026	—	—	—	—	—	39,900	39,900
Notes due 2030	—	—	—	—	—	180,000	180,000

Total consolidated indebtedness	5,592	424,478	195,414	25,941	353,091	420,620	1,425,136
Secured acquisition and interim loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	39,219	—	—	—	—	—	39,219

Total unconsolidated indebtedness	39,219	40,650	—	—	—	—	79,869

Total indebtedness	$44,811	$465,128	$195,414	$25,941	$353,091	$420,620	$1,505,005

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Although we have had recent success in expanding the borrowing capacity on existing indebtedness and in securing additional sources of debt financing, there is continued uncertainty in the credit markets that may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions and fund current and future development and redevelopment projects. In addition, the financial positions of the lenders under our credit facilities may worsen to the point that they default on their obligations to make available to us the funds under those facilities. A continuation of the prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plans accordingly.
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
In January 2010, we completed the repurchase of $6.3 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was $1,000, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $6.3 million. After giving effect to the purchase, approximately $39.9 million aggregate principal amount of the Notes due 2026 was outstanding as of March 31, 2010.
On January 11, 2010, we issued $180.0 million aggregate principal amount of 3.75% exchangeable senior notes due 2030. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

During the three months ended March 31, 2010, we issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
On March 31, 2010, we entered into a first amendment to our first amended and restated secured term loan agreement, pursuant to which we voluntarily prepaid $100.0 million of the $250.0 million previously outstanding borrowings, reducing the outstanding borrowings to $150.0 million. The first amendment reduced the total availability under the secured term loan to $150.0 million and amended the terms of the secured term loan to, among other things, release certain of our subject properties as a result of the partial prepayment (previously pledged as security under the secured term loan), and provide revised conditions for the sale and release of other subject properties.
On April 19, 2010, we completed the issuance of 13,225,000 shares of common stock, including the exercise in full of an underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.7 million, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
In April 2010, we received investment grade ratings from Standard & Poor’s Rating Services (BBB-) and Moody’s Investor Service (Baa3), each with stable outlook. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On April 29, 2010, we completed the private placement of $250.0 million in unsecured notes, due April 15, 2020, at a fixed interest rate of 6.125%. The notes have registration rights and require compliance with certain financial covenants.
On April 29, 2010, we voluntarily prepaid the remaining $150.0 million of outstanding indebtedness on our secured term loan, securing the release of our remaining subject properties.
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
Our total capitalization at March 31, 2010 was approximately $3.4 billion and comprised the following:

		Aggregate Principal
		Amount or
	Shares/Units at	Dollar Value	Percent of Total
	March 31, 2010	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$660,672	19.7%
Secured term loan		150,000	4.5%
Notes due 2026, net (2)		39,900	1.2%
Notes due 2030		180,000	5.3%
Unsecured line of credit		394,564	11.7%

Total debt		1,425,136	42.4%
Equity:
Common shares outstanding (3)	100,312,423	1,659,167	49.3%
7.375% Series A Preferred shares outstanding (4)	9,200,000	230,000	6.8%
Operating partnership units outstanding (5)	2,593,538	42,897	1.3%
LTIP units outstanding (5)	444,235	7,348	0.2%

Total equity		1,939,412	57.6%

Total capitalization		$3,364,548	100.0%

(1)	Amount includes debt premiums of $6.5 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount includes a debt discount of $1.1 million.

(3)	Based on the market closing price of our common stock of $16.54 per share on the last trading day of the quarter (March 31, 2010).

(4)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(5)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $16.54 per share on the last trading day of the quarter (March 31, 2010).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At March 31, 2010, the ratio of debt to total asset book value was approximately 42.4%. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of March 31, 2010, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 in the accompanying consolidated financial statements).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $15.4 million and $16.0 million and the liabilities were $10.7 million and $10.5 million at March 31, 2010 and December 31, 2009, respectively. Our equity in net income of the McKellar Court partnership was $42,000 and $20,000 for the three months ended March 31, 2010 and 2009, respectively.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $645.3 million and $636.0 million and the liabilities were $424.0 million and $410.3 million at March 31, 2010 and December 31, 2009, respectively. Our equity in net loss of the PREI joint ventures was $559,000 and $321,000 for the three months ended March 31, 2010 and 2009, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		March 31,	December 31,
Name	Percentage	Interest Rate (2)	2010	2009	Maturity Date
PREI I and PREI II(3)	20%	3.73%	$40,650	$40,650	February 10, 2011
PREI I(4)	20%	3.95%	39,219	38,415	August 13, 2010

Total			$79,869	$79,065

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of March 31, 2010, including the effect of interest rate swaps.

(3)
Amount at March 31, 2010 represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bore interest at a LIBOR-indexed variable rate. A portion of the secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 9 in the accompanying consolidated financial statements). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. We subsequently increased our annual dividend rate on shares of our common stock to $0.56 per share, starting in the fourth quarter of 2009. While this change in our dividend level represents our current expectation, the actual dividend payable will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable may vary from such expected amount. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2010:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2008	March 14, 2008	April 15, 2008	$0.3350	$0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.1100	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.1400	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.1400	0.46094

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
Portions of our unsecured line of credit and secured term loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
As of March 31, 2010, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	March 31, 2010
Fixed interest rate (2)	$885,979	61.9%	5.14%
Variable interest rate (3)	544,564	38.1%	4.14%

Total/effective interest rate	$1,430,543	100.0%	4.76%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes nine mortgage notes payable secured by certain of our properties (including $6.5 million of unamortized premium), our Notes due 2026 (including $1.1 million of unamortized debt discount), and our Notes due 2030.

(3)
Includes our unsecured line of credit and secured term loan, which bear interest based on a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into three interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $250.0 million of our variable rate debt at weighted average interest rates ranging from 4.2% to 4.7% (excluding applicable credit spreads for the underlying debt). A portion of one of the three interest rate swaps effectively fixes the interest rate on the entire $150.0 million outstanding balance of the secured term loan at a rate of 4.2% (excluding the credit spread for the $150.0 million secured term loan) until the interest rate swap expires in May 2010.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2010, the fair-value of the fixed-rate debt was estimated to be $907.7 million compared to the net carrying value of $886.0 million (includes $6.5 million of unamortized debt premium and $1.1 million of unamortized debt discount associated with our Notes due 2026). At March 31, 2010, the fair-value of the variable-rate debt was estimated to be $521.2 million compared to the net carrying value of $544.6 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2010 in relation to total assets of $3.4 billion and equity market capitalization of $1.9 billion of our common stock, operating partnership and LTIP units, and preferred stock.

Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at March 31, 2010, a 1% change in interest rates would change our interest costs by approximately $1.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Investing in our common stock involves risks. Our annual report on Form 10-K for the year ended December 31, 2009 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our annual report on Form 10-K as a result of certain events that occurred in April 2010. You should carefully consider the risk factors discussed in our annual report on Form 10-K, as well as the other information in this report, before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in our annual report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Capital Structure
A downgrade in our investment grade credit rating could materially adversely affect our business and financial condition.
In April 2010, we received investment grade corporate credit ratings from Standard & Poor’s Rating Services and Moody’s Investors Service. We plan to manage our operations to maintain investment grade status with a capital structure consistent with our current profile, but there can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by either or both of the noted rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity and a material adverse effect on the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit

4.1
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030.(1)

10.1
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(1)

10.2
First Amendment to First Amended and Restated Secured Term Loan Agreement, dated as of March 31, 2010, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.

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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ KENT GRIFFIN
Kent Griffin
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
Dated: May 4, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

4.1
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030.(1)

10.1
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(1)

10.2
First Amendment to First Amended and Restated Secured Term Loan Agreement, dated as of March 31, 2010, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010.