Form 10-Q
period 2010-06-30
BioMed Realty Trust Inc
filed 2010-07-29
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of July 28, 2010 was 113,579,409.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments in real estate, net	$3,075,150	$2,971,767
Investments in unconsolidated partnerships	59,459	56,909
Cash and cash equivalents	21,339	19,922
Restricted cash	11,547	15,355
Accounts receivable, net	2,859	4,135
Accrued straight-line rents, net	96,298	82,066
Acquired above-market leases, net	2,436	3,047
Deferred leasing costs, net	80,373	83,274
Deferred loan costs, net	12,825	8,123
Other assets	65,935	38,676

Total assets	$3,428,221	$3,283,274

LIABILITIES AND EQUITY
Mortgage notes payable, net	$664,867	$669,454
Secured term loan	—	250,000
Exchangeable senior notes due 2026, net	21,396	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured senior notes due 2020, net	247,475	—
Unsecured line of credit	170,500	397,666
Security deposits	10,352	7,929
Dividends and distributions payable	21,728	18,531
Accounts payable, accrued expenses, and other liabilities	50,720	47,388
Derivative instruments	6,631	12,551
Acquired below-market leases, net	9,039	11,138

Total liabilities	1,382,708	1,459,342
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	222,413	222,413
Common stock, $.01 par value, 150,000,000 shares authorized, 113,578,209 and 99,000,269 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,136	990
Additional paid-in capital	2,079,153	1,843,551
Accumulated other comprehensive loss	(77,049)	(85,183)
Dividends in excess of earnings	(190,010)	(167,429)

Total stockholders’ equity	2,035,643	1,814,342
Noncontrolling interests	9,870	9,590

Total equity	2,045,513	1,823,932

Total liabilities and equity	$3,428,221	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental	$72,380	$65,716	$142,980	$134,135
Tenant recoveries	20,273	17,189	41,099	38,270
Other income	259	3,175	1,589	7,626

Total revenues	92,912	86,080	185,668	180,031

Expenses:
Rental operations	17,077	14,661	34,928	36,813
Real estate taxes	8,703	7,613	17,424	14,846
Depreciation and amortization	26,469	24,501	55,385	51,813
General and administrative	6,449	5,126	12,718	10,407
Acquisition related expenses	1,819	—	1,968	—

Total expenses	60,517	51,901	122,423	113,879

Income from operations	32,395	34,179	63,245	66,152
Equity in net loss of unconsolidated partnerships	(100)	(465)	(377)	(766)
Interest income	51	101	71	164
Interest expense	(21,870)	(12,875)	(43,131)	(24,955)
(Loss)/gain on derivative instruments	(497)	360	(347)	303
(Loss)/gain on extinguishment of debt	(1,444)	1,781	(2,265)	6,152

Net income	8,535	23,081	17,196	47,050
Net income attributable to noncontrolling interests	(95)	(645)	(216)	(1,350)

Net income attributable to Company	8,440	22,436	16,980	45,700
Preferred stock dividends	(4,241)	(4,241)	(8,481)	(8,481)

Net income available to common stockholders	$4,199	$18,195	$8,499	$37,219

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.04	$0.20	$0.08	$0.44

Weighted-average common shares outstanding:
Basic	109,707,274	88,503,295	104,000,339	84,403,582

Diluted	113,956,077	92,615,935	108,298,135	88,580,072

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	$222,413	99,000,269	$990	$1,843,551	$(85,183)	$(167,429)	$1,814,342	$9,590	$1,823,932
Net proceeds from sale of common stock	—	14,176,000	142	234,045	—	—	234,187	—	234,187
Net issuances of unvested restricted common stock	—	326,630	3	(1,241)	—	—	(1,238)	—	(1,238)
Conversion of operating partnership units to common stock	—	75,310	1	(30)	—	—	(29)	29	—
Vesting of share-based awards	—	—	—	3,514	—	—	3,514	—	3,514
Allocation of equity to noncontrolling interests	—	—	—	(686)	—	—	(686)	686	—
Common stock dividends	—	—	—	—	—	(31,080)	(31,080)	—	(31,080)
Net income	—	—	—	—	—	16,980	16,980	216	17,196
Preferred stock dividends	—	—	—	—	—	(8,481)	(8,481)	—	(8,481)
OP unit distributions	—	—	—	—	—	—	—	(875)	(875)
Realized gain on marketable securities	—	—	—	—	(523)	—	(523)	(15)	(538)
Amortization of deferred interest costs	—	—	—	—	3,472	—	3,472	95	3,567
Unrealized gain on derivative instruments	—	—	—	—	5,185	—	5,185	144	5,329

Balance at June 30, 2010	$222,413	113,578,209	$1,136	$2,079,153	$(77,049)	$(190,010)	$2,035,643	$9,870	$2,045,513

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income available to common stockholders and noncontrolling interests	$4,294	$18,840	$8,715	$38,569
Other comprehensive income:
Unrealized gain on derivative instruments	2,897	8,671	5,825	21,458
Amortization of deferred interest costs	1,781	—	3,567	—
Equity in other comprehensive income/(loss) of unconsolidated partnerships	4	(23)	(11)	(236)
Deferred settlement payments on interest rate swaps, net	(240)	(725)	(485)	(1,600)
Unrealized gain/(loss) on marketable securities	—	1,170	(538)	1,740

Total other comprehensive income	4,442	9,093	8,358	21,362

Comprehensive income	8,736	27,933	17,073	59,931
Comprehensive income attributable to noncontrolling interests	(206)	(949)	(440)	(2,111)

Comprehensive income attributable to common stockholders	$8,530	$26,984	$16,633	$57,820

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$17,196	$47,050
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on extinguishment of debt	2,214	(6,152)
Loss/(gain) on derivative instruments	347	(303)
Gain on sale of marketable securities	(865)	—
Depreciation and amortization	55,385	51,813
Allowance for doubtful accounts	254	3,824
Revenue reduction attributable to acquired above-market leases	611	641
Revenue recognized related to acquired below-market leases	(2,442)	(5,114)
Revenue reduction attributable to lease incentives	1,035	637
Compensation expense related to restricted common stock and LTIP units	3,514	2,787
Amortization of deferred loan costs	2,183	2,363
Amortization of debt premium on mortgage notes payable	(940)	(920)
Amortization of debt discount on exchangeable senior notes due 2026	352	936
Amortization of debt discount on unsecured senior notes due 2020	33	—
Loss from unconsolidated partnerships	914	766
Distributions representing return on capital from unconsolidated partnerships	860	61
Amortization of deferred interest costs	3,567	—
Changes in operating assets and liabilities:
Restricted cash	3,808	(7,761)
Accounts receivable	1,022	(1,230)
Accrued straight-line rents	(14,232)	(14,263)
Deferred leasing costs	(1,740)	(4,955)
Other assets	(10,355)	2,975
Security deposits	705	37
Accounts payable, accrued expenses and other liabilities	5	(507)

Net cash provided by operating activities	63,431	72,685

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(154,770)	(69,369)
Contributions to unconsolidated partnerships, net	—	(32,135)
Proceeds from the sale of marketable securities	1,227	—
Additions to non-real estate assets	(477)	(31)

Funds held in escrow for acquisitions	(18,378)	—

Net cash used in investing activities	(172,398)	(101,535)

Financing activities:
Proceeds from common stock offering	243,931	174,250
Payment of common stock offering costs	(9,744)	(7,324)
Payment of deferred loan costs	(8,402)	(1,735)
Unsecured line of credit proceeds	229,142	350,617
Unsecured line of credit payments	(456,308)	(166,980)
Mortgage loan proceeds	—	368,000
Principal payments on mortgage notes payable	(3,647)	(2,477)
Payments on secured term loan	(250,000)	—
Repurchases of exchangeable senior notes due 2026	(24,306)	(12,605)
Proceeds from exchangeable senior notes due 2030	180,000	—
Proceeds from unsecured senior notes due 2020	247,442	—
Settlement of derivative instruments	—	(86,482)
Secured construction loan payments	—	(507,128)
Deferred settlement payments, net on interest rate swaps	(485)	(1,600)
Distributions to operating partnership unit and LTIP unit holders	(857)	(2,277)
Dividends paid to common stockholders	(27,901)	(54,249)
Dividends paid to preferred stockholders	(8,481)	(8,481)

Net cash provided by financing activities	110,384	41,529

Net increase in cash and cash equivalents	1,417	12,679
Cash and cash equivalents at beginning of period	19,922	21,422

Cash and cash equivalents at end of period	$21,339	$34,101

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $2,946 and $7,601, respectively)	$33,330	$21,734
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	17,037	10,793
Accrual for distributions declared for operating partnership unit and LTIP unit holders	450	349
Accrued additions to real estate and related intangible assets	13,357	26,565
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of June 30, 2010.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$394,238	$388,292
Land under development	49,870	31,609
Buildings and improvements	2,611,465	2,485,972
Construction in progress	41,244	87,810
Tenant improvements	270,056	222,858

	3,366,873	3,216,541
Accumulated depreciation	(291,723)	(244,774)

	$3,075,150	$2,971,767

During the six months ended June 30, 2010, the Company identified and recorded an adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that it determined was not material to its previously issued consolidated financial statements.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through June 30, 2010, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of June 30, 2010. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at June 30, 2010 consisted of the following (in thousands):

	Balance at
	June 30,	Accumulated
	2010	Amortization	Net
Acquired in-place leases	$171,243	$(119,046)	$52,197
Acquired management agreements	13,291	(10,734)	2,557
Deferred leasing and other direct costs	37,007	(11,388)	25,619

	$221,541	$(141,168)	$80,373

Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

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
Acquired above-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Acquired above-market leases	$12,729	$12,729
Accumulated amortization	(10,293)	(9,682)

	$2,436	$3,047

Acquired below-market leases, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Acquired below-market leases	$39,682	$39,339
Accumulated amortization	(30,643)	(28,201)

	$9,039	$11,138

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Lease incentives	$27,062	$12,816
Accumulated amortization	(4,524)	(3,489)

	$22,538	$9,327

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
On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method, is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Rental revenues	$—	$—	$—	$2,619
Other income	9	2,643	72	6,543

Total revenue	9	2,643	72	9,162

Rental operations expense	—	520	9	4,204
Depreciation and amortization	—	325	—	4,005

Total expenses	—	845	9	8,209

Net effect of lease terminations	$9	$1,798	$63	$953

Investments
The Company, through its Operating Partnership, holds investments in equity securities in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Company may accept equity securities from tenants in lieu of cash rents, as prepaid rent pursuant to the execution of a lease, or as additional consideration for a lease termination. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair-value. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date, with unrealized gains and losses shown as a separate component of stockholders’ equity. Investments in equity securities of privately-held companies are generally accounted for under the cost method, because the Company does not influence any operating or financial policies of the companies in which it invests. The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.
Investments, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Equity securities, initial cost basis	$—	$361
Unrealized gain	—	537

Equity securities, fair-value	$—	$898

During the six months ended June 30, 2010, the Company sold a portion of its equity securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income. The Company’s remaining investments consist of equity securities in privately-held companies, which were determined to have a de minimis fair-value at receipt. This was the result of substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities.
Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through June 30, 2010, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 8).
The valuation of the Company’s investments in equity securities of publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in equity securities of private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of June 30, 2010, the Company’s aggregate investment in equity securities of private companies was immaterial and, as a result, management has determined that the impact of the use of Level 3 inputs on the overall valuation of all its investments is not significant
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of June 30, 2010.
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three and six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three and six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt (see Note 8). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for all of its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
3. Equity
During the six months ended June 30, 2010, the Company issued restricted stock awards to employees and to members of its board of directors totaling 402,244 and 18,855 shares of common stock, respectively (78,277 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 16,192 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).
During the six months ended June 30, 2010, the Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
On April 19, 2010, the Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of an underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
The Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through June 30, 2010, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.
Common Stock, Partnership Units and LTIP Units
As of June 30, 2010, the Company had outstanding 113,578,209 shares of common stock and 2,593,538 and 407,712 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership and LTIP units are discussed further below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of June 30, 2010, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the six months ended June 30, 2010:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 15, 2010	Common stock and	$0.14000	January 1, 2010 to	April 15, 2010	$14,468
	partnership and LTIP		March 31, 2010
	units
March 15, 2010	Series A preferred stock	$0.46094	January 16, 2010 to	April 15, 2010	$4,240
			April 15, 2010
June 15, 2010	Common stock and	$0.15000	April 1, 2010 to	July 15, 2010	$17,487
	partnership and LTIP		June 30, 2010
	units
June 15, 2010	Series A preferred stock	$0.46094	April 16, 2010 to	July 15, 2010	$4,241
			July 15, 2010
Total 2010 dividends and distributions declared through June 30, 2010:

Common stock, partnership units, and LTIP units	$31,955
Series A preferred stock	8,481

$40,436

Noncontrolling Interests
Noncontrolling interests in subsidiaries are reported as equity in the consolidated financial statements. If noncontrolling interests are determined to be redeemable, they are carried at the greater of carrying value or their redemption value as of the balance sheet date and reported as temporary equity. Consolidated net income is reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.
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
The redemption value of the Units not owned by the Company, had such Units been redeemed at June 30, 2010, was approximately $51.8 million based on the average closing price of the Company’s common stock of $17.25 per share for the ten consecutive trading days immediately preceding June 30, 2010.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	June 30, 2010		December 31, 2009
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	112,346,679	97.5%	97,939,028	97.2%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,268,873	2.0%	2,246,493	2.2%
Partnership and LTIP units held by third parties	588,801	0.5%	595,551	0.6%

Total	115,204,353	100.0%	100,781,072	100.0%

A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if such interests are classified as temporary equity. For the six months ended June 30, 2010, the Company recorded an increase to the carrying value of noncontrolling interests of approximately $686,000 (a corresponding decrease was recorded to additional paid-in capital) due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.
4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	June 30,	December 31,
	Rate	Rate	2010	2009	Maturity Date
Ardentech Court	7.25%	5.06%	$4,296	$4,354	July 1, 2012
Bridgeview Technology Park I	8.07%	5.04%	11,172	11,246	January 1, 2011
Center for Life Science Boston	7.75%	7.75%	347,194	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	65,168	66,077	December 1, 2018
Lucent Drive	4.75%	4.75%	5,015	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,541	6,595	September 1, 2012
Road to the Cure	6.70%	5.78%	14,828	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,891	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,867	28,322	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,762	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,103	1,191	May 1, 2015

			658,837	662,484
Unamortized premiums			6,030	6,970

			$664,867	$669,454

Management believes that it was in compliance with a financial covenant relating to a minimum amount of net worth pertaining to the Center for Life Science | Boston mortgage as of June 30, 2010. Other than the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.
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
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At June 30, 2010, the Company had $170.5 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.6% (excluding the effect of interest rate swaps) and a weighted-average interest rate of 3.0% on the unhedged portion of the outstanding debt of approximately $20.5 million. At June 30, 2010, the Company had additional borrowing capacity under the unsecured line of credit of up to approximately $537.8 million (net of outstanding letters of credit issued by the Company and drawable on the unsecured line of credit of approximately $11.7 million).
The terms of the credit agreement for the unsecured line of credit includes certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of June 30, 2010.
Secured Term Loan
During the six months ended June 30, 2010, the Company voluntarily prepaid in full the $250.0 million in outstanding borrowings under its secured term loan with KeyBank and other lenders, resulting in the release of the Company’s properties securing the loan. In connection with the voluntary prepayments of the secured term loan, the Company wrote off approximately $860,000 and $1.4 million in unamortized deferred loan fees during the three and six months ended June 30, 2010, respectively, which are reflected in the accompanying consolidated statements of income as a loss on extinguishment of debt.
Exchangeable Senior Notes due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. As a result of past increases in the quarterly cash dividend, the exchange rate is currently 26.8135 shares per $1,000 principal amount of Notes due 2026. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2026 do not require compliance with any financial covenants.
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
As of June 30, 2010 and December 31, 2009, the carrying value of the equity component recognized was approximately $14.0 million.
In January 2010, the Company completed the repurchase of approximately $6.3 million face value of the Notes due 2026 at par. In June 2010, the Company completed an additional repurchase of approximately $18.0 million face value of the Notes due 2026 at 100.3% of par. The repurchases of the Notes due 2026 resulted in the recognition of a loss on extinguishment of debt of approximately $584,000 and $838,000 for the three and six months ended June 30, 2010, respectively, as a result of the write-off of deferred loan fees and debt discount and the premium paid to repurchase the Notes due 2026.
Notes due 2026, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Notes due 2026	$21,900	$46,150
Unamortized debt discount	(504)	(1,465)

	$21,396	$44,685

The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders may require the Operating Partnership to repurchase the Notes due 2026. Amortization of the debt discount during the six months ended June 30, 2010 and 2009 resulted in an effective interest rate of 6.5% on the Notes due 2026.
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

The Operating Partnership may redeem the Notes due 2030, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after January 21, 2015 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2030 have the right to require the Operating Partnership to repurchase the Notes due 2030, in whole or in part, for cash on each of January 15, 2015, January 15, 2020 and January 15, 2025, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2030 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2030 do not require compliance with any financial covenants.
Unsecured Senior Notes due 2020, net
On April 29, 2010, the Operating Partnership issued $250.0 million aggregate principal amount of 6.125% Senior Notes due 2020 (the “Notes due 2020”). The purchase price paid by the initial purchasers was 98.977% of the principal amount and the Notes due 2020 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2020 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2020 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit. Interest at a rate of 6.125% per year is payable on April 15 and October 15 of each year, beginning on October 15, 2010, until the stated maturity date of April 15, 2020. The terms of the Notes due 2020 are governed by an indenture, dated April 29, 2010, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee.
The Operating Partnership may redeem the Notes due 2020, in whole or in part, at any time for cash at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2020 being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the adjusted treasury rate plus 40 basis points, plus in each case, accrued and unpaid interest.
The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2010.
On April 29, 2010, the Operating Partnership entered into a registration rights agreement with the representatives of the initial purchasers of the Notes due 2020, pursuant to which the Company and the Operating Partnership agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days, and cause to become effective within 240 days, a registration statement registering exchange notes with nearly identical terms to the Notes due 2020, and to cause an exchange offer to be consummated within 60 days after the registration statement is declared effective. In addition, in some circumstances, the Company and the Operating Partnership agreed to file a shelf registration statement providing for the sale of all of the Notes due 2020 by the holders thereof.
Notes due 2020, net consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Notes due 2020	$250,000	$—
Unamortized debt discount	(2,525)	—

	$247,475	$—

The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020. Amortization of the debt discount during the six months ended June 30, 2010 resulted in an effective interest rate of 6.27% on the Notes due 2020.
Interest expense consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage notes payable	$11,845	$5,534	$23,702	$10,864
Mortgage notes payable debt premium	(474)	(463)	(940)	(920)
Amortization of deferred interest costs (see Note 8)	1,781	—	3,567	—
Derivative instruments	2,847	4,019	6,971	7,924
Secured construction loan	—	2,056	—	4,187
Secured term loan	222	1,305	1,392	2,627
Notes due 2026	444	1,224	901	2,656
Amortization of debt discount on Notes due 2026	175	453	352	936
Notes due 2030	1,688	—	3,194	—
Notes due 2020	2,637	—	2,637	—
Amortization of debt discount on Notes due 2020	33	—	33	—
Unsecured line of credit	933	998	2,085	1,845
Amortization of deferred loan fees	1,040	1,221	2,183	2,437
Capitalized interest	(1,301)	(3,472)	(2,946)	(7,601)

Total interest expense	$21,870	$12,875	$43,131	$24,955

As of June 30, 2010, principal payments due for the Company’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2010	$3,757
2011	200,414
2012	45,414
2013	25,941
2014	353,091
Thereafter(1).	652,620

$1,281,237

(1)
Includes $21.9 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

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
Through June 30, 2010 all of the Company’s participating securities (including the Units) received dividends/distributions at an equal dividend/distribution rate per share/Unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and six months ended June 30, 2010 and 2009 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares and net income attributable to noncontrolling interests in the Operating Partnership has been added to net income available to common stockholders. No shares were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at June 30, 2010 and 2009 did not exceed the exchange price then in effect of $37.07 per share. In addition, no shares were contingently issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) as the common stock price at June 30, 2010 did not exceed the exchange price of $18.16 per share. Therefore, potentially issuable shares resulting from settlement of the Notes due 2026 and 2030 were not included in the calculation of diluted weighted-average shares. No other shares were considered anti-dilutive for the three and six months ended June 30, 2010 and 2009.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income available to common stockholders	$4,199	$18,195	$8,499	$37,219
Less: net income allocable to unvested restricted stock	(46)	(169)	(102)	(361)
Less: distributions in excess of earnings attributable to unvested restricted stock	(146)	—	(281)	(22)

Net income attributable to common stockholders	$4,007	$18,026	$8,116	$36,836

Diluted earnings per share:
Net income available to common stockholders	$4,199	$18,195	$8,499	$37,219
Plus: net income attributable to noncontrolling interests of operating partnership	109	658	237	1,380

Net income available to common stockholders and participating securities (including the Units)	$4,308	$18,853	$8,736	$38,599

Weighted-average common shares outstanding:
Basic	109,707,274	88,503,295	104,000,339	84,403,582
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	1,230,236	832,233	1,259,753	829,115
Operating partnership and LTIP units	3,018,567	3,280,407	3,038,043	3,347,375

Diluted	113,956,077	92,615,935	108,298,135	88,580,072

Basic and diluted earnings per share:
Net income per share available to common stockholders, basic and diluted:	$0.04	$0.20	$0.08	$0.44

7. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary as PREI has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary as the limited partner has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2010 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22	%(4)	September 30, 2004

(1)
In April 2007, PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet located at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building at 650 East Kendall Street that can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site also includes a below grade parking facility.

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or they may execute the extension option. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At June 30, 2010, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.9% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $811,000 at June 30, 2010.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.6 million at June 30, 2010. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $392,000 and $919,000 in fees for the three and six months ended June 30, 2010, respectively, and approximately $702,000 and $1.4 million in fees for the three and six months ended June 30, 2009, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30,	December 31,
	2010	2009
Assets:
Investments in real estate, net	$626,310	$613,306
Cash and cash equivalents (including restricted cash)	4,508	6,758
Intangible assets, net	10,459	13,498
Other assets	27,261	18,374

Total assets	$668,538	$651,936

Liabilities and equity:
Debt	$410,723	$405,606
Other liabilities	14,003	15,195
Members’ equity	243,812	231,135

Total liabilities and equity	$668,538	$651,936

Company’s net investment in unconsolidated partnerships	$59,459	$56,909

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million, with a maturity date of August 13, 2010, in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. The secured construction loan has two six-month extension options, each of which may be exercised after satisfying certain conditions and paying an extension fee. PREI I LLC is presently negotiating an extension of the construction loan maturity to February 13, 2011 and believes it can extend the maturity to August 13, 2011 as necessary. In addition, in accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the construction loan. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may execute one or both of the two extension options, which could extend the maturity date to August 13, 2011. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At June 30, 2010, there were $197.2 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.9%.
The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$9,286	$7,600	$17,014	$15,328
Rental operations expense	3,425	2,269	6,658	4,876
Real estate taxes, insurance and ground rent	1,586	2,121	3,172	4,242
Depreciation and amortization	3,460	3,304	6,765	6,608
Interest expense, net of interest income	2,533	2,523	5,014	4,613

Total expenses	11,004	10,217	21,609	20,339

Net loss	$(1,718)	$(2,617)	$(4,595)	$(5,011)

Company’s equity in net loss of unconsolidated partnerships	$(100)	$(465)	$(377)	$(766)

8. Derivatives and Other Financial Instruments
As of June 30, 2010, the Company had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. An additional interest rate swap with a notional amount of $250.0 million, initially intended to hedge interest payments related to the Company’s secured term loan, expired during the three months ended June 30, 2010. No initial investment was made to enter into the interest rate swap agreements.

As of June 30, 2010, the Company had deferred interest costs of approximately $59.7 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The remaining deferred interest costs of $59.7 million will be amortized as additional interest expense over a remaining period of approximately nine years.
The following is a summary of the terms of the interest rate swaps and a stock purchase warrant held by the Company and their fair-values, which are included in other assets (asset account) and derivative instruments (liability account) based on their respective balances on the accompanying consolidated balance sheets (in thousands):

	Current				Fair-Value(1)
	Notional				June 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2010	2009
	$115,000	4.673%	October 1, 2007	August 1, 2011	$(5,074)	$(6,530)
	35,000	4.700%	October 10, 2007	August 1, 2011	(1,557)	(2,004)

Interest rate swaps	150,000				(6,631)	(8,534)
Interest rate swap(2)	—				—	(4,017)
Other(3)	—				132	119

Total derivative instruments	$150,000				$(6,499)	$(12,432)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)	The interest rate swap, with notional amount of $250.0 million, expired during the three months ended June 30, 2010.

(3)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three and six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three and six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.
Due to the Company’s voluntary early prepayment of the remaining balance outstanding on the secured term loan (see Note 5) and additional repayment of a portion of the outstanding indebtedness on the unsecured line of credit, the Company’s variable-rate indebtedness fell below the combined notional value of the outstanding interest rate swaps, causing the Company to be temporarily overhedged. As a result, the Company reperformed tests to assess the effectiveness of the Company’s interest rate swaps. The tests indicated that the $250.0 million interest rate swap was no longer highly effective, resulting in the prospective discontinuance of hedge accounting. From the date that hedge accounting was discontinued, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $1.1 million for the three months ended June 30, 2010, which is included as a component of loss on derivative instruments. In addition, the Company recorded a charge to earnings of approximately $1.1 million associated with this interest rate swap, relating to interest payments to the swap counterparty and hedge ineffectiveness, which is also included as a component of loss on derivative instruments.
Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and continued to qualify for hedge accounting, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a charge to earnings of approximately $980,000, partially offset by a gain of approximately $647,000 primarily attributable to the elimination of the Company’s overhedged status with respect to the interest rate swaps, upon the expiration of the $250.0 million interest rate swap on June 1, 2010.

During the three and six months ended June 30, 2010, the Company recorded total losses on derivative instruments of $497,000 and $347,000, respectively, primarily related to the discontinuance of hedge accounting for the Company’s former $250.0 million interest rate swap (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three and six months ended June 30, 2009, the Company recorded a gain on derivative instruments of $360,000 and $303,000, respectively, as a result of hedge ineffectiveness on cash flow hedges due to mismatches in the maturity date and the interest rate reset dates between the interest rate swaps and the corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $13.3 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, approximately $293,000 and $582,000 for the three and six months ended June 30, 2010, respectively, and approximately $754,000 and $1.7 million for the three and six months ended June 30, 2009, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of gain recognized in accumulated other comprehensive income related to the derivative instruments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amount of gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$2,897	$3,368	$5,825	$5,355
Forward starting swaps	—	5,303	—	11,782

Total cash flow hedges	2,897	8,671	5,825	17,137
Ineffective interest rate swaps(1)	—	—	—	4,321

Total interest rate swaps	$2,897	$8,671	$5,825	$21,458

(1)
For the six months ended June 30, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(2,847)	$(4,019)	$(6,971)	$(7,924)
Forward starting swaps(2)	(1,781)	—	(3,567)	—

Total interest rate swaps	$(4,628)	$(4,019)	$(10,538)	$(7,924)

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

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$(1)	$56	$(11)
Forward starting swaps	—	(124)	—	(477)

Total cash flow hedges	—	(125)	—	(488)
Ineffective interest rate swaps	(416)	485	(416)	791

Total interest rate swaps	(416)	360	(360)	303
Other derivative instruments	(81)	—	13	—

Total (loss)/gain on derivative instruments	$(497)	$360	$(347)	$303

9. Property Acquisitions
The Company acquired the following properties during the six months ended June 30, 2010. The table below reflects the purchase price allocation for the acquisitions as of June 30, 2010 (in thousands):

	Acquisition	Investments	In-Place	Management	Below	Total Cash
Property	Date	in Real Estate(1)	Lease	Agreement	Market Lease	Consideration
55/65 West Watkins Mill Road	February 23, 2010	$12,463	$1,677	$370	$(125)	$14,385
Gazelle Court(2)	March 30, 2010	11,623	—	—	—	11,623
Medical Center Drive	May 3, 2010	53,181	—	—	(181)	53,000
50 West Watkins Mill Road	May 7, 2010	13,061	1,176	—	(37)	14,200

Total		$90,328	$2,853	$370	$(343)	$93,208

Intangible amortization life (in months)			48	55	23

(1)
Prior to January 1, 2009, the Company capitalized transaction costs related to property acquisitions as an addition to the investment in real estate. However, in accordance with revisions to the accounting guidance effective on January 1, 2009, the Company has recorded the costs incurred related to the acquisitions noted above as a charge to earnings in the period in which they were incurred.

(2)
On March 30, 2010, the Company acquired a land parcel for the purchase price of $10.1 million (in addition to reimbursing the selling party for pre-construction costs incurred through the date of sale on the project). Concurrent with the purchase, the Company executed a lease with an existing tenant for a laboratory/office building totaling 176,000 square feet to be constructed on the site by the Company. The lease will commence after the Company substantially completes construction of the building. It is estimated that the building will be completed in January 2012. As the Company determined that the purchase constituted an asset acquisition rather than the acquisition of a business, transaction costs associated with the transaction were capitalized as an increase to the investment in real estate.

On July 15, 2010, the Company acquired a property located at 4775 and 4785 Executive Drive in San Diego, California for approximately $27.2 million, including a laboratory/office building currently under construction totaling approximately 57,000 square feet and an undeveloped land parcel with permits in place for a second building totaling approximately 102,000 square feet.
On July 20, 2010, the Company acquired a property located at 3500 Paramount Parkway in Morrisville, North Carolina for approximately $17.5 million, comprising a fully-leased laboratory/office building totaling approximately 61,600 square feet.
10. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying value of interest rate swaps are reflected in the consolidated financial statements at their respective fair-values (see the Assets and Liabilities Measured at Fair-Value section under Note 2). The Company relies on quotations from a third party to determine these fair-values.
At June 30, 2010 and December 31, 2009, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes due 2026, Notes due 2030, Notes due 2020, secured term loan, derivative instruments, and investments were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable(1)	$719,722	$664,867	$671,614	$669,454
Unsecured line of credit	165,367	170,500	380,699	397,666
Notes due 2026(2)	21,968	21,396	46,150	44,685
Notes due 2030	187,200	180,000	—	—
Notes due 2020(3)	260,400	247,475	—	—
Secured term loan	—	—	233,389	250,000
Derivative instruments(4)	(6,499)	(6,499)	(12,432)	(12,432)
Investments(5)	—	—	898	898

(1)	Carrying value includes $6.0 million and $7.0 million of debt premium as of June 30, 2010 and December 31, 2009, respectively.

(2)	Carrying value includes $504,000 and $1.5 million of debt discount as of June 30, 2010 and December 31, 2009, respectively.

(3)	Carrying value includes $2.5 million of debt discount as of June 30, 2010.

(4)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 8).

(5)	The Company’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).
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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the national and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased interest rates and operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to successfully operate acquired properties and operations; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; failure to maintain our investment grade credit ratings with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2009 and in our subsequent Quarterly Reports on Form 10-Q. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
At June 30, 2010, our portfolio consisted of 73 properties, representing 120 buildings with an aggregate of approximately 11.0 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), development (properties that are currently under development through ground up construction), redevelopment (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and land parcels (representing management’s estimates of rentable square footage if development of these properties was undertaken) at June 30, 2010:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized	44	5,732,015	98.8%	4	257,268	100.0%	48	5,989,283	98.9%
Lease up	19	2,638,112	65.0%	2	417,290	58.4%	21	3,055,402	64.1%

Current operating portfolio	63	8,370,127	88.1%	6	674,558	74.3%	69	9,044,685	87.1%
Long-term lease up	1	1,389,517	26.6%	—	—	n/a	1	1,389,517	26.6%

Total operating portfolio	64	9,759,644	79.4%	6	674,558	74.3%	70	10,434,202	79.1%
Development	1	176,000	100.0%	1	280,000	—	2	456,000	38.6%
Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a
Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total portfolio	66	10,087,789	78.8%	7	954,558	52.5%	73	11,042,347	76.5%
Land parcels	n/a	1,577,000	n/a	—	—	n/a	n/a	1,577,000	n/a

Total proforma portfolio	66	11,664,789	n/a	7	954,558	n/a	73	12,619,347	n/a

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2010, our current operating portfolio was 87.1% leased to 129 tenants. As of December 31, 2009, our current operating portfolio was 87.4% leased to 117 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our current operating portfolio, which increased by approximately 504,000 rentable square feet due to acquisitions and the delivery of a redevelopment property during the six months ended June 30, 2010. Total leased square footage during the same period increased by approximately 431,000 square feet within the current operating portfolio.
Leases representing approximately 3.3% of our leased square footage expire during 2010 and leases representing approximately 5.2% of our leased square footage expire during 2011. Our leasing strategy for 2010 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and expected undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2009.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards
See Notes to Consolidated Financial Statements included elsewhere herein for disclosure of new accounting standards.
Results of Operations
Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2010 or 2009), new properties (properties that were not owned for each of the three months ended June 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$63,960	$64,021	$7,099	$1,693	$1,319	$—	$2	$2
Tenant recoveries	17,936	16,386	1,908	581	241	—	188	222
Other income	49	2,675	—	—	—	—	210	500

Total revenues	$81,945	$83,082	$9,007	$2,274	$1,560	$—	$400	$724

Rental Revenues. Rental revenues increased $6.7 million to $72.4 million for the three months ended June 30, 2010 compared to $65.7 million for the three months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally related to buildings placed into service at our Landmark at Eastview property) and the commencement of leases. Same property rental revenues decreased $61,000, or 0.1%, for the three months ended June 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations occurring in the prior year for which the space vacated has not yet been fully released or for which leases to occupy the space have not yet commenced, offset by the commencement of new leases at certain properties in 2010 and 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis).
Tenant Recoveries. Revenues from tenant reimbursements increased $3.1 million to $20.3 million for the three months ended June 30, 2010 compared to $17.2 million for the three months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Landmark at Eastview property) and an increase in the percentage of operating expense recovered at certain properties. Same property tenant recoveries increased $1.5 million, or 9.5%, for the three months ended June 30, 2010 compared to the same period in 2009 primarily as a result of an increase in recoverable expenses and in recovery rates due to lease commencements in 2010 and 2009.
The percentage of recoverable expenses recovered at our properties increased to 78.6% for the three months ended June 30, 2010 compared to 77.2% for the three months ended June 30, 2009. The increase is primarily due to an increase in the rental operations and property tax expense for the three months ended June 30, 2010 for properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010, partially offset by early lease terminations and tenant receivables that were deemed to be uncollectible.
Other Income. Other income was $259,000 for the three months ended June 30, 2010 compared to $3.2 million for the three months ended June 30, 2009. Other income for the three months ended June 30, 2010 primarily comprised development fees earned from our PREI joint ventures. Other income for the three months ended June 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $2.6 million and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the three months ended June 30, 2010 and 2009 aggregated $9,000 and $2.6 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$12,954	$12,005	$2,972	$1,061	$66	$—	$1,085	$1,595
Real estate taxes	7,660	7,018	871	595	172	—	—	—
Depreciation and amortization	21,392	23,101	4,461	1,400	616	—	—	—

Total expenses	$42,006	$42,124	$8,304	$3,056	$854	$—	$1,085	$1,595

Rental Operations Expense. Rental operations expense increased $2.4 million to $17.1 million for the three months ended June 30, 2010 compared to $14.7 million for the three months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Landmark at Eastview and Pacific Research Center properties) and the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $500,000 in 2009. Same property rental operations expense increased $949,000, or 7.9%, for the three months ended June 30, 2010 compared to 2009 primarily due to net increases in utility usage and other recoverable costs compared to the same period in the prior year due to lease commencements in 2010 and 2009.

For the three months ended June 30, 2010 and 2009, the Company recorded bad debt expense of $139,000 and $85,000, respectively. As of June 30, 2010, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.
Real Estate Tax Expense. Real estate tax expense increased $1.1 million to $8.7 million for the three months ended June 30, 2010 compared to $7.6 million for the three months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 (principally at our Pacific Research Center property) and increases in assessed property values. Same property real estate tax expense increased $642,000, or 9.1%, for the three months ended June 30, 2010 compared to 2009 primarily due to increases in both the assessed property values and in the property tax rates at a number of properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.0 million to $26.5 million for the three months ended June 30, 2010 compared to $24.5 million for the three months ended June 30, 2009. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties during 2009 and 2010 (principally at our Landmark at Eastview and Pacific Research Center properties), partially offset by the full amortization of intangible assets and the acceleration of depreciation for certain assets associated with early lease terminations at certain properties in 2009.
General and Administrative Expenses. General and administrative expenses increased $1.3 million to $6.4 million for the three months ended June 30, 2010 compared to $5.1 million for the three months ended June 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of share-based compensation expense and an overall increase in personnel and cash compensation, and an increase in travel expenses relating to business operations as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses totaled $1.8 million for the three months ended June 30, 2010 due to an increase in acquisition activities as compared to the prior period, resulting in the acquisition of the Medical Center Drive and 50 West Watkins Mill Road properties during the three months ended June 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $365,000 to $100,000 for the three months ended June 30, 2010 compared to $465,000 for the three months ended June 30, 2009. The decreased loss primarily reflects the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during the three months ended June 30, 2010.
Interest Expense. Interest cost incurred for the three months ended June 30, 2010 totaled $23.2 million compared to $16.3 million for the three months ended June 30, 2009. Total interest cost incurred increased primarily as a result of: (a) the amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million during the three months ended June 30, 2010 and (b) increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate borrowings it replaced, partially offset by repurchase of a portion of the Notes due 2026 and the repayment of our secured term loan and a portion of the outstanding indebtedness on our unsecured line of credit.
During the three months ended June 30, 2010, we capitalized $1.3 million of interest compared to $3.5 million for the three months ended June 30, 2009. The decrease reflects the cessation of capitalized interest at our Center for Life Science | Boston, Landmark at Eastview, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $9.0 million to $21.9 million for the three months ended June 30, 2010 compared to $12.9 million for the three months ended June 30, 2009. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended use and placed in service, from higher interest expense associated with fixed-rate indebtedness that replaced variable-rate borrowings and from the anticipated increases in interest costs related to our variable-rate indebtedness.

(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the three months ended June 30, 2010 of $497,000 is primarily due to a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps. As a result, we were temporarily overhedged with respect to the outstanding interest rate swaps and we were required to prospectively discontinued hedge accounting with respect to the $250.0 million notional value interest rate swap. Subsequent changes in the fair-value and payments to counterparties associated with this interest rate swap were recorded directly to earnings. Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million continued to qualify for hedge accounting, we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which we were overhedged.
The gain on derivative instruments for the three months ended June 30, 2009 of $360,000 is primarily due to gains from changes in the fair-value of derivative instruments that were recognized as a gain on derivative instruments in the consolidated statements of income (changes in the fair-value, net of ineffectiveness of $485,000 related to an ineffective forward starting swap, partially offset by ineffectiveness of approximately $125,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
(Loss)/Gain on Extinguishment of Debt. During the three months ended June 30, 2010, we repurchased $18.0 million face value of our Notes due 2026 at 100.3% of par. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $584,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $860,000 of deferred loan fees and legal expenses as a result of the prepayment of the remaining $150.0 million of the outstanding borrowings on our secured term loan. During the three months ended June 30, 2009, we repurchased $8.8 million face value of our Notes due 2026 for approximately $5.7 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $2.6 million (net of the write-off of approximately $510,000 in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $550,000 to $95,000 for the three months ended June 30, 2010 compared to $645,000 for the three months ended June 30, 2009. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offering in April 2010.
Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2010 or 2009), new properties (properties that were not owned for each of the six months ended June 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$105,582	$108,951	$35,925	$25,187	$1,469	$—	$4	$(3)
Tenant recoveries	26,344	28,364	14,106	9,482	277	—	372	424
Other income	136	6,579	20	5	—	—	1,433	1,042

Total revenues	$132,062	$143,894	$50,051	$34,674	$1,746	$—	$1,809	$1,463

Rental Revenues. Rental revenues increased $8.9 million to $143.0 million for the six months ended June 30, 2010 compared to $134.1 million for the six months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally related to buildings placed into service at our Landmark at Eastview property) and the commencement of leases. Same property rental revenues decreased $3.4 million, or 3.1%, for the six months ended June 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations resulting in the accelerated amortization of below-market lease intangible assets of $2.6 million in 2009 for which the vacated space has not yet been fully released. The decrease is partially offset by the commencement of new leases at certain properties in 2010 and 2009, and increases in lease rates related to CPI adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis).

Tenant Recoveries. Revenues from tenant reimbursements increased $2.8 million to $41.1 million for the six months ended June 30, 2010 compared to $38.3 million for the six months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally at our Center for Life Science | Boston and Landmark at Eastview properties). Same property tenant recoveries decreased $2.0 million, or 7.1%, for the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of lease expirations and changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.5% for the six months ended June 30, 2010 compared to 74.1% for the six months ended June 30, 2009. The increase in the recovery percentage in the current period is primarily due to higher rental operations expense for the six months ended June 30, 2009, which included approximately $4.2 million related to early lease terminations and tenant receivables that were deemed to be uncollectible and the lease commencements in 2010 and late 2009, partially offset by properties that were placed into service in 2009, but were not fully leased, and properties for which leases commenced during 2010 and late 2009, but for which payment for expense recovery will not begin until a later period.
Other Income. Other income was $1.6 million for the six months ended June 30, 2010 compared to $7.6 million for the six months ended June 30, 2009. Other income for the six months ended June 30, 2010 primarily comprised realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Other income for the six months ended June 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $6.5 million and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the six months ended June 30, 2010 and 2009 aggregated $72,000 and $6.5 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$20,301	$26,246	$12,202	$7,963	$79	$—	$2,346	$2,604
Real estate taxes	11,563	10,573	5,665	4,273	196	—	—	—
Depreciation and amortization	35,516	39,600	19,175	12,213	694	—	—	—

Total expenses	$67,380	$76,419	$37,042	$24,449	$969	$—	$2,346	$2,604

Rental Operations Expense. Rental operations expense decreased $1.9 million to $34.9 million for the six months ended June 30, 2010 compared to $36.8 million for the six months ended June 30, 2009. The decrease was primarily due to the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $4.2 million in 2009, partially offset by properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Landmark at Eastview and Pacific Research Center properties). Same property rental operations expense decreased $5.9 million, or 22.7%, for the six months ended June 30, 2010 compared to 2009 primarily due to the write-off of certain assets related to early lease terminations and a reduction in rental operations expense due to lease expirations and changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year, partially offset by lease commencements in 2010 and 2009.
For the six months ended June 30, 2010 and 2009, the Company recorded bad debt expense of $254,000 and $3.8 million, respectively. The decrease in the bad debt expense related to accounts receivable and accrued straight-line rents and is primarily due to amounts considered uncollectible as a result of a higher number of tenant bankruptcies, lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the six months ended June 30, 2009 as compared to the same period in 2010. As of June 30, 2010, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.
Real Estate Tax Expense. Real estate tax expense increased $2.6 million to $17.4 million for the six months ended June 30, 2010 compared to $14.8 million for the six months ended June 30, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 (principally at our Pacific Research Center property) and increases in assessed property values. Same property real estate tax expense increased $990,000, or 9.4%, for the six months ended June 30, 2010 compared to 2009 primarily due to increases in both the assessed property values and in the property tax rates at a number of properties.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.6 million to $55.4 million for the six months ended June 30, 2010 compared to $51.8 million for the six months ended June 30, 2009. The increase was primarily due to a recorded adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that we determined was not material to our previously issued consolidated financial statements and the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties during 2009 (principally at our Landmark at Eastview and Pacific Research Center properties), partially offset by the acceleration of depreciation on certain assets related to early lease terminations of approximately $4.0 million in the six months ended June 30, 2009.
General and Administrative Expenses. General and administrative expenses increased $2.3 million to $12.7 million for the six months ended June 30, 2010 compared to $10.4 million for the six months ended June 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of share-based compensation expense and an overall increase in personnel and cash compensation, and an increase in travel expenses relating to business operations as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses totaled $2.0 million for the six months ended June 30, 2010 due to an increase in acquisition activities as compared to the prior period, resulting in the acquisition of 55/65 West Watkins Mill Road, Gazelle Court, Medical Center Drive and 50 West Watkins Mill Road properties during the six months ended June 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $389,000 to $377,000 for the six months ended June 30, 2010 compared to $766,000 for the six months ended June 30, 2009. The decreased loss primarily reflects the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during the six months ended June 30, 2010.
Interest Expense. Interest cost incurred for the six months ended June 30, 2010 totaled $46.0 million compared to $32.6 million for the six months ended June 30, 2009. Total interest cost incurred increased primarily as a result of: (a) the amortization of deferred interest costs related to our forward starting swaps of approximately $3.6 million during the six months ended June 30, 2010 and (b) increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced.
During the six months ended June 30, 2010, we capitalized $2.9 million of interest compared to $7.6 million for the six months ended June 30, 2009. The decrease reflects the cessation of capitalized interest at our Center for Life Science | Boston, Landmark at Eastview, and 530 Fairview Avenue development projects and our Pacific Research Center redevelopment project due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $18.1 million to $43.1 million for the six months ended June 30, 2010 compared to $25.0 million for the six months ended June 30, 2009. We expect interest expense to continue to increase as additional properties currently under development or redevelopment are readied for their intended use and placed in service, from higher interest expense associated with fixed-rate indebtedness that replaced variable-rate borrowings and from the anticipated increases in interest costs related to our variable-rate indebtedness.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the six months ended June 30, 2010 of $347,000 is primarily the result of a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps, partially offset by changes in the fair-value of other derivative instruments. As a result, we were temporarily overhedged with respect to the outstanding interest rate swaps and we were required to prospectively discontinued hedge accounting with respect to the $250.0 million notional value interest rate swap. Subsequent changes in the fair-value and payments to counterparties associated with this interest rate swap were recorded directly to earnings. Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million continued to qualify for hedge accounting, we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which we were overhedged.

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
(Loss)/Gain on Extinguishment of Debt. During the six months ended June 30, 2010, we repurchased $6.3 million and $18.0 million face value of our Notes due 2026 at par and 100.3% of par, respectively. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $838,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the prepayment of $250.0 million of the outstanding borrowings on our secured term loan. During the six months ended June 30, 2009, we repurchased $20.8 million face value of our Notes due 2026 for approximately $12.6 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $7.0 million (net of the write-off of deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $1.1 million to $216,000 for the six months ended June 30, 2010 compared to $1.4 million for the six months ended June 30, 2009. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offering in April 2010.
Cash Flows
Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

	2010	2009	Change
		(In thousands)
Net cash provided by operating activities	$63,431	$72,685	$(9,254)
Net cash used in investing activities	(172,398)	(101,535)	(70,863)
Net cash provided by financing activities	110,384	41,529	68,855
Ending cash and cash equivalents	21,339	34,101	(12,762)
Net cash provided by operating activities decreased $9.3 million to $63.4 million for the six months ended June 30, 2010 compared to $72.7 million for the six months ended June 30, 2009. The decrease was primarily due to a decrease in net income before depreciation and amortization, gains or losses relating to the extinguishment of debt, derivative instruments, and the sale of marketable securities, and from net cash used to fund and settle changes in operating assets and liabilities.
Net cash used in investing activities increased $70.9 million to $172.4 million for the six months ended June 30, 2010 compared to $101.5 million for the six months ended June 30, 2009. The increase in cash used was primarily due to higher purchases of interests in and additions to investments in real estate and funds held in escrow for acquisitions, partially offset by decreases in contributions to unconsolidated partnerships related to the repayment of outstanding indebtedness by an unconsolidated partnership in 2009.
Net cash provided by financing activities increased $68.9 million to $110.4 million for the six months ended June 30, 2010 compared to $41.5 million for the six months ended June 30, 2009. The increase was primarily due to the issuance of our Notes due 2030 in January 2010, the issuance of our Notes due 2020 in April 2010 and an increase in proceeds from common stock offerings and from our unsecured line of credit, partially offset by the voluntary prepayment of the outstanding indebtedness on our secured term loan, payments on our unsecured line of credit and a decrease in dividends paid as a result of a reset of the dividend rate in 2009.

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
Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the three and six months ended June 30, 2010 and 2009 (in thousands, except share data) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$4,199	$18,195	$8,499	$37,219
Adjustments:
Noncontrolling interests in operating partnership	109	658	237	1,380
Depreciation and amortization — unconsolidated partnerships	694	662	1,357	1,323
Depreciation and amortization — consolidated entities	26,469	24,501	55,385	51,813
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(22)	(19)	(43)	(39)

Funds from operations available to common shares and Units	$31,449	$43,997	$65,435	$91,696

Funds from operations per share — diluted	$0.28	$0.48	$0.60	$1.04

Weighted-average common shares and Units outstanding — diluted	113,956,077	92,615,935	108,298,135	88,580,072

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds to pay for future dividends and distributions expected to be paid to our stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2010 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed-rate mortgages	$3,757	$29,914	$45,414	$25,941	$353,091	$200,720	$658,837
Unsecured line of credit	—	170,500	—	—	—	—	170,500
Notes due 2026	—	—	—	—	—	21,900	21,900
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	3,757	200,414	45,414	25,941	353,091	652,620	1,281,237
Secured acquisition and interim loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	39,439	—	—	—	—	—	39,439

Total unconsolidated indebtedness	39,439	40,650	—	—	—	—	80,089

Total indebtedness	$43,196	$241,064	$45,414	$25,941	$353,091	$652,620	$1,361,326

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. During the three months ended June 30, 2010, we entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $48.6 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. In addition, in April 2010 we received investment grade ratings from two ratings agencies which facilitated the sale of $250 million in unsecured debt (due 2020) by our Operating Partnership. We believe our investment grade rating will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
In January 2010, we completed the repurchase of $6.3 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was $1,000, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $6.3 million.
On January 11, 2010, we issued $180.0 million aggregate principal amount of our Notes due 2030. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
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
On April 19, 2010, we completed the issuance of 13,225,000 shares of common stock, including the exercise in full of an underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and estimated offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

In April 2010, we received investment grade ratings from two ratings agencies. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On April 29, 2010, we completed the private placement of $250.0 million aggregate principal amount of our Notes due 2020. The terms of the indenture for the Notes due 2020 requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage.
On April 29, 2010, we voluntarily prepaid the remaining $150.0 million of outstanding indebtedness on our secured term loan, securing the release of our remaining subject properties.
In June 2010, we completed the repurchase of $18.0 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $18.3 million. After giving effect to the purchase, approximately $21.9 million aggregate principal amount of the Notes due 2026 was outstanding as of June 30, 2010.
Under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act of 1933, as amended, or Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 4, 2009, we filed such an automatic shelf registration statement, which permits us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
Our total capitalization at June 30, 2010 was approximately $3.4 billion and comprised the following:

		Aggregate Principal
		Amount or
	Shares/Units at	Dollar Value	Percent of Total
	June 30, 2010	Equivalent	Capitalization
		(In thousands)
Debt:
Mortgage notes payable (1)		$658,837	19.5%
Notes due 2026, net (2)		21,900	0.6%
Notes due 2030		180,000	5.3%
Notes due 2020, net (3)		250,000	7.4%
Unsecured line of credit		170,500	5.0%

Total debt		1,281,237	37.8%
Equity:
Common shares outstanding (4)	113,578,209	1,827,473	54.0%
7.375% Series A Preferred shares outstanding (5)	9,200,000	230,000	6.8%
Operating partnership units outstanding (6)	2,593,538	41,730	1.2%
LTIP units outstanding (6)	407,712	6,560	0.2%

Total equity		2,105,763	62.2%

Total capitalization		$3,387,000	100.0%

(1)	Amount excludes debt premiums of $6.0 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $504,000.

(3)	Amount excludes a debt discount of $2.5 million.

(4)	Based on the market closing price of our common stock of $16.09 per share on the last trading day of the quarter (June 30, 2010).

(5)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(6)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $16.09 per share on the last trading day of the quarter (June 30, 2010).

Our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At June 30, 2010, the ratio of debt to total asset book value was approximately 37.5%. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of June 30, 2010, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.9 million and $16.0 million and the liabilities were $10.5 million at June 30, 2010 and December 31, 2009, respectively. Our equity in net income of the McKellar Court partnership was $226,000 and $22,000 for the three months ended June 30, 2010 and 2009, respectively and $508,000 and $42,000 for the six months ended June 30, 2010 and 2009, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $653.7 million and $636.0 million and the liabilities were $414.3 million and $410.3 million at June 30, 2010 and December 31, 2009, respectively. Our equity in net loss of the PREI joint ventures was $326,000 and $486,000 for the three months ended June 30, 2010 and 2009, respectively, and $885,000 and $807,000 for the six months ended June 30, 2010 and 2009, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		June 30,	December 31,
Name	Percentage	Interest Rate (2)	2010	2009	Maturity Date
PREI I and PREI II(3)	20%	3.85%	$40,650	$40,650	February 10, 2011
PREI I(4)	20%	3.95%	39,439	38,415	August 13, 2010(5)

Total			$80,089	$79,065

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of June 30, 2010, including the effect of interest rate swaps.

(3)
Amount at June 30, 2010 represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bore interest at a LIBOR-indexed variable rate. A portion of the secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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

(5)	Our PREI joint venture is currently in discussions with the lender to exercise the initial extension option, which would extend the maturity date of the secured construction loan to February 13, 2011.
Cash Distribution Policy
We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. We subsequently increased our annual dividend rate on shares of our common stock to $0.56 per share, starting in the fourth quarter of 2009 and again to $0.60 per share, starting in the second quarter of 2010. While the change to our dividend level in the second quarter of 2010 represents our current expectation, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2010:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2008	March 14, 2008	April 15, 2008	$0.3350	$0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.1100	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.1400	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.1400	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.1500	0.46094

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
Portions of our unsecured line of credit bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
As of June 30, 2010, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	June 30, 2010
Fixed interest rate (2)	$1,113,738	86.7%	6.18%
Variable interest rate (3)	170,500	13.3%	1.64%

Total/effective interest rate	$1,284,238	100.0%	5.58%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes nine mortgage notes payable secured by certain of our properties (including $6.0 million of unamortized premium), our Notes due 2026 (including $504,000 of unamortized debt discount), our Notes due 2030, and our Notes due 2020 (including $2.5 million of unamortized debt discount).

(3)
Includes our unsecured line of credit, which bears interest based on a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which are intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at weighted average interest rates of approximately 4.7% (excluding applicable credit spreads for the underlying debt).

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2010, the fair-value of the fixed-rate debt was estimated to be $1.2 billion compared to the net carrying value of $1.1 billion (includes $6.0 million of unamortized debt premium, $504,000 of unamortized debt discount associated with our Notes due 2026, and $2.5 million of unamortized debt discount associated with our Notes due 2020). At June 30, 2010, the fair-value of the variable-rate debt was estimated to be $165.4 million compared to the net carrying value of $170.5 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2010 in relation to total assets of $3.4 billion and equity market capitalization of $2.1 billion of our common stock, operating partnership and LTIP units, and preferred stock.

Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at June 30, 2010, a 1% change in interest rates would change our interest costs by approximately $273,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, as supplemented by the risk factors described under Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the quarter ended March 31, 2010. Please refer to those sections for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and the guarantee thereof.(1)

10.1	Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(1)

10.2	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Equity, (4) the Consolidated Statements of Comprehensive Income, (5) the Consolidated Statements of Cash Flows, and (6) related notes to these financial statements, tagged as blocks of text.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioMed Realty Trust, Inc.
/s/ ALAN D. GOLD
Alan D. Gold
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin
Chief Financial Officer (Principal Financial Officer)

Dated: July 29, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and the guarantee thereof.(1)

10.1	Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(1)

10.2	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Equity, (4) the Consolidated Statements of Comprehensive Income, (5) the Consolidated Statements of Cash Flows, and (6) related notes to these financial statements, tagged as blocks of text.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.