Form 10-Q
period 2010-09-30
BioMed Realty Trust Inc
filed 2010-11-04
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.01 per share, as of November 3, 2010 was 130,842,009.

BIOMED REALTY TRUST, INC.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments in real estate, net	$3,207,957	$2,971,767
Investments in unconsolidated partnerships	58,565	56,909
Cash and cash equivalents	20,687	19,922
Restricted cash	12,384	15,355
Accounts receivable, net	7,333	4,135
Accrued straight-line rents, net	102,567	82,066
Acquired above-market leases, net	3,796	3,047
Deferred leasing costs, net	88,828	83,274
Deferred loan costs, net	12,394	8,123
Other assets	58,042	38,676

Total assets	$3,572,553	$3,283,274

LIABILITIES AND EQUITY
Mortgage notes payable, net	$662,522	$669,454
Secured term loan	—	250,000
Exchangeable senior notes due 2026, net	19,432	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured senior notes due 2020, net	247,523	—
Unsecured line of credit	14,050	397,666
Security deposits	10,883	7,929
Dividends and distributions payable	26,992	18,531
Accounts payable, accrued expenses, and other liabilities	75,319	47,388
Derivative instruments	5,453	12,551
Acquired below-market leases, net	8,031	11,138

Total liabilities	1,250,205	1,459,342
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	222,413	222,413
Common stock, $.01 par value, 200,000,000 and 150,000,000 shares authorized, 130,831,009 and 99,000,269 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,308	990
Additional paid-in capital	2,369,952	1,843,551
Accumulated other comprehensive loss	(73,840)	(85,183)
Dividends in excess of earnings	(207,419)	(167,429)

Total stockholders’ equity	2,312,414	1,814,342
Noncontrolling interests	9,934	9,590

Total equity	2,322,348	1,823,932

Total liabilities and equity	$3,572,553	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental	$72,971	$68,472	$215,950	$202,608
Tenant recoveries	22,723	19,240	63,823	57,510
Other income	39	5,251	1,628	12,876

Total revenues	95,733	92,963	281,401	272,994

Expenses:
Rental operations	19,998	18,726	54,926	55,539
Real estate taxes	9,408	8,233	26,832	23,079
Depreciation and amortization	27,774	30,953	83,159	82,767
General and administrative	6,805	5,712	19,523	16,119
Acquisition related expenses	420	244	2,388	244

Total expenses	64,405	63,868	186,828	177,748

Income from operations	31,328	29,095	94,573	95,246
Equity in net loss of unconsolidated partnerships	(308)	(1,118)	(686)	(1,884)
Interest income	55	62	126	226
Interest expense	(21,589)	(19,614)	(64,719)	(44,567)
(Loss)/gain on derivative instruments	(287)	(14)	(634)	289
(Loss)/gain on extinguishment of debt	(22)	—	(2,286)	6,152

Net income	9,177	8,411	26,374	55,462
Net income attributable to noncontrolling interests	(104)	(108)	(321)	(1,458)

Net income attributable to Company	9,073	8,303	26,053	54,004
Preferred stock dividends	(4,241)	(4,241)	(12,722)	(12,722)

Net income available to common stockholders	$4,832	$4,062	$13,331	$41,282

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.04	$0.04	$0.12	$0.46

Weighted-average common shares outstanding:
Basic	112,910,694	97,315,601	107,003,096	88,754,885

Diluted	115,911,944	101,289,458	110,028,740	92,863,088

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2009	$222,413	99,000,269	$990	$1,843,551	$(85,183)	$(167,429)	$1,814,342	$9,590	$1,823,932
Net proceeds from sale of common stock	—	31,426,000	314	523,442	—	—	523,756	—	523,756
Net issuances of unvested restricted common stock	—	329,430	3	(1,241)	—	—	(1,238)	—	(1,238)
Conversion of operating partnership units to common stock	—	75,310	1	(30)	—	—	(29)	29	—
Vesting of share-based awards	—	—	—	5,316	—	—	5,316	—	5,316
Allocation of equity to noncontrolling interests	—	—	—	(1,086)	—	—	(1,086)	1,086	—
Common stock dividends	—	—	—	—	—	(53,321)	(53,321)	—	(53,321)
Net income	—	—	—	—	—	26,053	26,053	321	26,374
Preferred stock dividends	—	—	—	—	—	(12,722)	(12,722)	—	(12,722)
OP unit distributions	—	—	—	—	—	—	—	(1,386)	(1,386)
Realized gain on marketable securities	—	—	—	—	(523)	—	(523)	(15)	(538)
Amortization of deferred interest costs	—	—	—	—	5,210	—	5,210	133	5,343
Unrealized gain on derivative instruments	—	—	—	—	6,656	—	6,656	176	6,832

Balance at September 30, 2010	$222,413	130,831,009	$1,308	$2,369,952	$(73,840)	$(207,419)	$2,312,414	$9,934	$2,322,348

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders and noncontrolling interests	$4,936	$4,170	$13,652	$42,740
Other comprehensive income:
Unrealized gain on derivative instruments	1,479	1,978	7,303	23,436
Amortization of deferred interest costs	1,776	1,797	5,343	1,797
Equity in other comprehensive income/(loss) of unconsolidated partnerships	35	(198)	24	(434)
Deferred settlement payments on interest rate swaps, net	(11)	(668)	(495)	(2,268)
Realized (loss)/gain on marketable securities	—	(199)	(538)	1,541

Total other comprehensive income	3,279	2,710	11,637	24,072

Comprehensive income	8,215	6,880	25,289	66,812
Comprehensive income attributable to noncontrolling interests	(175)	(187)	(615)	(2,298)

Comprehensive income attributable to common stockholders	$8,040	$6,693	$24,674	$64,514

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$26,374	$55,462
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on extinguishment of debt	2,237	(6,152)
Loss/(gain) on derivative instruments	634	(289)
Gain on sale of marketable securities	(865)	—
Depreciation and amortization	83,159	82,767
Allowance for doubtful accounts	108	5,163
Revenue reduction attributable to acquired above-market leases	922	961
Revenue recognized related to acquired below-market leases	(3,449)	(6,320)
Revenue reduction attributable to lease incentives	1,622	949
Compensation expense related to restricted common stock and LTIP units	5,316	4,163
Amortization of deferred loan costs	3,223	3,166
Amortization of debt premium on mortgage notes payable	(1,418)	(1,386)
Amortization of debt discount on exchangeable senior notes due 2026	483	1,383
Amortization of debt discount on unsecured senior notes due 2020	80	—
Loss from unconsolidated partnerships	1,491	1,884
Distributions representing return on capital from unconsolidated partnerships	1,195	92
Amortization of deferred interest costs	5,343	1,797
Changes in operating assets and liabilities:
Restricted cash	2,971	(8,097)
Accounts receivable	(3,306)	3,640
Accrued straight-line rents	(20,501)	(22,219)
Deferred leasing costs	(3,223)	(5,332)
Other assets	(14,639)	(3,627)
Security deposits	1,038	(436)
Accounts payable, accrued expenses and other liabilities	14,119	7,102

Net cash provided by operating activities	102,914	114,671

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(313,674)	(81,955)
Contributions to unconsolidated partnerships, net	—	(31,985)
Proceeds from the sale of marketable securities	1,227	—
Additions to non-real estate assets	(513)	(281)
Funds held in escrow for acquisitions	(6,572)	—

Net cash used in investing activities	(319,532)	(114,221)

Financing activities:
Proceeds from common stock offering	545,804	174,250
Payment of common stock offering costs	(22,048)	(7,319)
Payment of deferred loan costs	(8,814)	(1,926)
Unsecured line of credit proceeds	366,992	399,337
Unsecured line of credit payments	(750,608)	(186,980)
Mortgage loan proceeds	—	368,000
Principal payments on mortgage notes payable	(5,514)	(48,082)
Payments on secured term loan	(250,000)	—
Repurchases of exchangeable senior notes due 2026	(26,410)	(12,605)
Proceeds from exchangeable senior notes due 2030	180,000	—
Proceeds from unsecured senior notes due 2020	247,443	—
Settlement of derivative instruments	—	(86,482)
Secured construction loan payments	—	(507,128)
Deferred settlement payments, net on interest rate swaps	(495)	(2,268)
Distributions to operating partnership unit and LTIP unit holders	(1,305)	(2,626)
Dividends paid to common stockholders	(44,940)	(65,042)
Dividends paid to preferred stockholders	(12,722)	(12,722)

Net cash provided by financing activities	217,383	8,407

Net increase in cash and cash equivalents	765	8,857
Cash and cash equivalents at beginning of period	19,922	21,422

Cash and cash equivalents at end of period	$20,687	$30,279

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,136 and $10,545, respectively)	$50,507	$37,760
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	22,241	10,802
Accrual for distributions declared for operating partnership unit and LTIP unit holders	510	340
Accrued additions to real estate and related intangible assets	23,157	22,623
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
Investments in Partnerships and Limited Liability Companies
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. The total assets and total liabilities of the five VIEs included in the accompanying consolidated balance sheets were $398.6 million and $156.4 million, respectively, at September 30, 2010 and $376.1 million and $152.1 million, respectively, at December 31, 2009.

If the foregoing conditions do not apply, the Company considers whether a general partner or managing member controls a limited partnership or limited liability company. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company or otherwise remove the general partner or managing member without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or company. If these criteria are met and the Company is the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of September 30, 2010.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Land	$420,648	$388,292
Land under development	48,843	31,609
Buildings and improvements	2,721,332	2,485,972
Construction in progress	56,153	87,810
Tenant improvements	276,577	222,858

	3,523,553	3,216,541
Accumulated depreciation	(315,596)	(244,774)

	$3,207,957	$2,971,767

During the nine months ended September 30, 2010, the Company identified and recorded an adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that it determined was not material to its previously issued consolidated financial statements.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through September 30, 2010, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs
Leasing commissions and other direct costs associated with new or renewal lease activity are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 15 years as of September 30, 2010. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at September 30, 2010 consisted of the following (in thousands):

	Balance at
	September 30,	Accumulated
	2010	Amortization	Net
Acquired in-place leases	$181,017	$(121,846)	$59,171
Acquired management agreements	13,988	(10,890)	3,098
Deferred leasing and other direct costs	38,798	(12,239)	26,559

	$233,803	$(144,975)	$88,828

Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2009	Amortization	Net
Acquired in-place leases	$168,390	$(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

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
Acquired above-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Acquired above-market leases	$14,400	$12,729
Accumulated amortization	(10,604)	(9,682)

	$3,796	$3,047

Acquired below-market leases, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Acquired below-market leases	$39,681	$39,339
Accumulated amortization	(31,650)	(28,201)

	$8,031	$11,138

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Lease incentives	$27,062	$12,816
Accumulated amortization	(5,111)	(3,489)

	$21,951	$9,327

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

On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method, is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other income when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Rental revenues	$—	$458	$—	$3,077
Other income	14	4,396	86	10,866

Total revenue	14	4,854	86	13,943

Rental operations expense	—	660	—	4,498
Depreciation and amortization	202	6,150	202	10,155

Total expenses	202	6,810	202	14,653

Net effect of lease terminations	$(188)	$(1,956)	$(116)	$(710)

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

During the nine months ended September 30, 2010, the Company sold a portion of its equity securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income. The Company’s remaining investments consist of equity securities in privately-held companies, which were determined to have a de minimis fair-value at receipt. This was the result of substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities.

Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through September 30, 2010, the Company had only awarded restricted stock and long-term incentive plan (“LTIP”) unit grants under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 8).
The valuation of the Company’s investments in equity securities of publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in equity securities of private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of September 30, 2010, the Company’s aggregate investment in equity securities of private companies was immaterial.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of September 30, 2010.
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt (see Note 8). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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
3. Equity
During the nine months ended September 30, 2010, the Company issued restricted stock awards to employees and to members of its board of directors totaling 410,444 and 18,855 shares of common stock, respectively (78,277 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 21,592 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).
During the nine months ended September 30, 2010, the Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes. The Company has not issued any additional shares of common stock pursuant to the equity distribution agreements since March 31, 2010.
On April 19, 2010, the Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds to the Company were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
On September 28, 2010, the Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, resulting in net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds to the Company were utilized to fund a portion of the purchase price of previously announced property acquisitions, repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
The Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Company with an opportunity to invest automatically the cash dividends paid upon shares of the Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Company. The Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Company’s option, obtained from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through September 30, 2010, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.

Common Stock, Partnership Units and LTIP Units
As of September 30, 2010, the Company had outstanding 130,831,009 shares of common stock and 2,593,538 and 407,712 partnership and LTIP units, respectively. A share of the Company’s common stock and the partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership and LTIP units are discussed further below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of September 30, 2010, the Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Dividends and Distributions
The following table lists the dividends and distributions made by the Company and the Operating Partnership during the nine months ended September 30, 2010:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution Amount
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	(in thousands)
March 15, 2010	Common stock and partnership and LTIP units	$0.14000	January 1, 2010 to March 31, 2010	April 15, 2010	$14,468
March 15, 2010	Series A preferred stock	$0.46094	January 16, 2010 to April 15, 2010	April 15, 2010	$4,240
June 15, 2010	Common stock and partnership and LTIP units	$0.15000	April 1, 2010 to June 30, 2010	July 15, 2010	$17,487
June 15, 2010	Series A preferred stock	$0.46094	April 16, 2010 to July 15, 2010	July 15, 2010	$4,241
September 15, 2010	Common stock and partnership and LTIP units	$0.17000	July 1, 2010 to September 30, 2010	October 15, 2010	$22,751
September 15, 2010	Series A preferred stock	$0.46094	July 16, 2010 to October 15, 2010	October 15, 2010	$4,241
Total 2010 dividends and distributions declared through September 30, 2010:

Common stock, partnership units, and LTIP units	$54,706
Series A preferred stock	12,722

$67,428

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
The redemption value of the Units not owned by the Company, had such Units been redeemed at September 30, 2010, was approximately $55.2 million based on the average closing price of the Company’s common stock of $18.40 per share for the ten consecutive trading days immediately preceding September 30, 2010.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	September 30, 2010		December 31, 2009
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	129,599,004	97.8%	97,939,028	97.2%
Noncontrolling interest consisting of:
Partnership and LTIP units held by employees and related parties	2,268,873	1.7%	2,246,493	2.2%
Partnership and LTIP units held by third parties	588,801	0.5%	595,551	0.6%

Total	132,456,678	100.0%	100,781,072	100.0%

A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if such interests are classified as temporary equity. For the nine months ended September 30, 2010, the Company recorded an increase to the carrying value of noncontrolling interests of approximately $1.1 million (a corresponding decrease was recorded to additional paid-in capital) due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.
4. Mortgage Notes Payable
A summary of the Company’s outstanding consolidated mortgage notes payable was as follows (dollars in thousands):

	Stated Fixed	Effective	Principal Balance
	Interest	Interest	September 30,	December 31,
	Rate	Rate	2010	2009	Maturity Date

Ardentech Court	7.25%	5.06%	$4,267	$4,354	July 1, 2012
Bridgeview Technology Park I	8.07%	5.04%	11,136	11,246	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	346,396	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	64,703	66,077	December 1, 2018
Lucent Drive	4.75%	4.75%	4,954	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,515	6,595	September 1, 2012
Road to the Cure	6.70%	5.78%	14,762	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,847	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,633	28,322	June 1, 2012
9865 Towne Centre Drive	7.95%	7.95%	17,700	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,057	1,191	May 1, 2015

			656,970	662,484
Unamortized premiums			5,552	6,970

			$662,522	$669,454

Management believes that it was in compliance with a financial covenant relating to a minimum amount of net worth pertaining to the Center for Life Science | Boston mortgage as of September 30, 2010. Other than the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.

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
On November 1, 2010, the Company prepaid in full the outstanding mortgage note pertaining to the Bridgeview Technology Park I property, in the amount of approximately $11.1 million.
5. Credit Facilities, Exchangeable Senior Notes, and Other Debt Instruments
Unsecured Line of Credit
The Company’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Company’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Company may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Company, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. The Company has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At September 30, 2010, the Company had $14.1 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.4% (excluding the effect of interest rate swaps). At September 30, 2010, the Company had additional borrowing capacity under the unsecured line of credit of up to approximately $698.1 million (net of outstanding letters of credit issued by the Company and drawable on the unsecured line of credit of approximately $7.8 million).
The terms of the credit agreement for the unsecured line of credit includes certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT for federal income tax purposes, the Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of September 30, 2010.
Secured Term Loan
In April 2010, the Company voluntarily prepaid in full the $250.0 million in outstanding borrowings under its secured term loan with KeyBank and other lenders, resulting in the release of the Company’s properties securing the loan. In connection with the voluntary prepayments of the secured term loan, the Company wrote off approximately $1.4 million in unamortized deferred loan fees during the nine months ended September 30, 2010, which is reflected in the accompanying consolidated statements of income as a loss on extinguishment of debt.

Exchangeable Senior Notes due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Company’s option, cash, shares of the Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of $0.29 per share of common stock. As a result of past increases in the quarterly cash dividend, the exchange rate is currently 26.8135 shares per $1,000 principal amount of Notes due 2026 or an exchange price of approximately $37.29 per share. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2026 do not require compliance with any financial covenants.
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
As of September 30, 2010 and December 31, 2009, the carrying value of the equity component recognized was approximately $14.0 million.
In January 2010, the Company completed the repurchase of approximately $6.3 million face value of the Notes due 2026 at par. In June 2010, the Company completed an additional repurchase of $18.0 million face value of the Notes due 2026 at 100.3% of par. In August 2010, the Company completed an additional repurchase of $2.1 million face value of the Notes due 2026 at 100.3% of par. The repurchases of the Notes due 2026 resulted in the recognition of a loss on extinguishment of debt of approximately $22,000 and $863,000 for the three and nine months ended September 30, 2010, respectively, as a result of the write-off of deferred loan fees and debt discount and the premium paid to repurchase the Notes due 2026.
Notes due 2026, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Notes due 2026	$19,800	$46,150
Unamortized debt discount	(368)	(1,465)

	$19,432	$44,685

The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026. Amortization of the debt discount during the nine months ended September 30, 2010 and 2009 resulted in an effective interest rate of 6.5% on the Notes due 2026.

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
The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2010.
On April 29, 2010, the Operating Partnership entered into a registration rights agreement with the representatives of the initial purchasers of the Notes due 2020, pursuant to which the Company and the Operating Partnership agreed to use commercially reasonable efforts to file with the Securities and Exchange Commission within 180 days, and cause to become effective within 240 days, a registration statement registering exchange notes with nearly identical terms to the Notes due 2020, and to cause an exchange offer to be consummated within 60 days after the registration statement is declared effective. On August 20, 2010, the Company and the Operating Partnership filed such a registration statement on Form S-4 with the Securities and Exchange Commission (as amended), which is not yet effective, pursuant to which the Operating Partnership expects to exchange all validly tendered and outstanding Notes due 2020 for an equal principal amount of a new series of notes which will be registered under the Securities Act of 1933, as amended (the “Securities Act”), and substantially identical to the outstanding notes, except for transfer restrictions and registration rights. In addition, in some circumstances, the Company and the Operating Partnership agreed to file a shelf registration statement providing for the sale of all of the Notes due 2020 by the holders thereof.

Notes due 2020, net consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Notes due 2020	$250,000	$—
Unamortized debt discount	(2,477)	—

	$247,523	$—

The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020. Amortization of the debt discount during the nine months ended September 30, 2010 resulted in an effective interest rate of 6.27% on the Notes due 2020.
Interest expense consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Mortgage notes payable	$11,838	$12,148	$35,539	$23,011
Mortgage notes payable debt premium	(476)	(466)	(1,418)	(1,386)
Amortization of deferred interest costs (see Note 8)	1,776	1,797	5,343	1,797
Derivative instruments	1,676	4,121	8,647	12,046
Secured construction loan	—	—	—	4,187
Secured term loan	—	1,236	1,392	3,862
Notes due 2026	234	1,208	1,136	3,864
Amortization of debt discount on Notes due 2026	132	447	483	1,383
Notes due 2030	1,681	—	4,875	—
Notes due 2020	3,829	—	6,466	—
Amortization of debt discount on Notes due 2020	47	—	80	—
Unsecured line of credit	1,004	1,263	3,089	3,108
Amortization of deferred loan fees	1,039	803	3,223	3,240
Capitalized interest	(1,191)	(2,943)	(4,136)	(10,545)

Total interest expense	$21,589	$19,614	$64,719	$44,567

As of September 30, 2010, principal payments due for the Company’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2010	$1,890
2011	43,964
2012	45,414
2013	25,941
2014	353,091
Thereafter(1)	650,520

$1,120,820

(1)
Includes $19.8 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

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

Through September 30, 2010 all of the Company’s participating securities (including the Units) received dividends/distributions at an equal dividend/distribution rate per share/Unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and nine months ended September 30, 2010 and 2009 has been deducted from net income allocable to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2010 includes the outstanding Units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and nine months ended September 30, 2010, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. The calculation of diluted earnings per share for the three and nine months ended September 30, 2009 includes the outstanding Units (both vested and unvested) and restricted stock in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added to net income available to common stockholders. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at September 30, 2010 and 2009 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2010. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2010 and 2009.
Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings per share:
Net income available to common stockholders	$4,832	$4,062	$13,331	$41,282
Less: net income allocable to unvested restricted stock	(52)	(34)	(154)	(380)
Less: distributions in excess of earnings attributable to unvested restricted stock	(187)	(60)	(461)	(86)

Net income attributable to common stockholders	$4,593	$3,968	$12,716	$40,816

Diluted earnings per share:
Net income available to common stockholders	$4,832	$4,062	$13,331	$41,282
Less: net income allocable to unvested restricted stock	(52)	—	(154)	—
Less: distributions in excess of earnings attributable to unvested restricted stock	(187)	—	(461)	—
Plus: net income attributable to noncontrolling interests of operating partnership	122	122	359	1,502

Net income available to common stockholders and participating securities (including the Units)	$4,715	$4,184	$13,075	$42,784

Weighted-average common shares outstanding:
Basic	112,910,694	97,315,601	107,003,096	88,754,885
Incremental shares from assumed conversion/vesting:
Unvested restricted stock	—	821,770	—	826,640
Operating partnership and LTIP units	3,001,250	3,152,087	3,025,644	3,281,563

Diluted	115,911,944	101,289,458	110,028,740	92,863,088

Basic and diluted earnings per share:
Net income per share available to common stockholders, basic and diluted:	$0.04	$0.04	$0.12	$0.46

7. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary as PREI has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary as the limited partner has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits that could potentially be significant to the VIE and has the power to direct matters that most significantly impact the VIE’s economic performance. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2010 was as follows:

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

The PREI limited liability companies jointly entered into a secured acquisition and interim loan facility with KeyBank and utilized approximately $427.0 million of that facility to fund a portion of the purchase price for the properties acquired in April 2007. The remaining funds available were utilized to fund construction costs at certain properties under development. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On February 11, 2009, the PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011. In addition, the PREI joint ventures, at their sole discretion, may extend the maturity date of the secured acquisition and interim loan facility to February 10, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. At maturity, the PREI joint ventures may refinance the loan, depending on market conditions and the availability of credit, or they may execute the extension option. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At September 30, 2010, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.8% (including the applicable credit spread).

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. On August 3, 2010, the maturity date of the secured construction loan facility was extended from August 13, 2010 to February 13, 2011. The secured construction loan has one remaining six-month extension option, which may be exercised after satisfying certain conditions and paying an extension fee. In addition, in accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the construction loan. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may execute the remaining extension option, at its sole discretion, after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment, which could extend the maturity date to August 13, 2011. Proceeds from the secured construction loan were used in part to repay a portion of the secured acquisition and interim loan facility held by the PREI joint ventures and are being used to fund the balance of the cost to complete construction of the project. In February 2008, the subsidiary entered into an interest rate swap agreement, which is intended to have the effect of initially fixing the interest rate on up to $163.0 million of the secured construction loan facility at a weighted average rate of 4.4% through August 2010. The swap agreement had an original notional amount of $84.0 million based on the initial borrowing on the secured construction loan facility, which will increase on a monthly basis at predetermined amounts as additional borrowings are made. At September 30, 2010, there were $200.4 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $813,000 at September 30, 2010.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.6 million at September 30, 2010. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $225,000 and $1.1 million in fees for the three and nine months ended September 30, 2010, respectively, and approximately $665,000 and $2.1 million in fees for the three and nine months ended September 30, 2009, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30,	December 31,
	2010	2009
Assets:
Investments in real estate, net	$624,258	$613,306
Cash and cash equivalents (including restricted cash)	5,521	6,758
Intangible assets, net	12,752	13,498
Other assets	26,600	18,374

Total assets	$669,131	$651,936

Liabilities and equity:
Debt	$413,880	$405,606
Other liabilities	15,842	15,195
Members’ equity	239,409	231,135

Total liabilities and equity	$669,131	$651,936

Company’s net investment in unconsolidated partnerships	$58,565	$56,909

The condensed combined statements of income for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$9,967	$7,542	$26,981	$22,870
Rental operations expense	4,016	6,424	10,674	13,335
Real estate taxes	1,634	1,146	4,807	3,353
Depreciation and amortization	4,166	3,305	10,931	9,913
Interest expense, net of interest income	2,997	2,500	8,011	7,112

Total expenses	12,813	13,375	34,423	33,713

Net loss	$(2,846)	$(5,833)	$(7,442)	$(10,843)

Company’s equity in net loss of unconsolidated partnerships	$(308)	$(1,118)	$(686)	$(1,884)

8. Derivatives and Other Financial Instruments
As of September 30, 2010, the Company had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. An additional interest rate swap with a notional amount of $250.0 million, initially intended to hedge interest payments related to the Company’s secured term loan, expired during the three months ended September 30, 2010. No initial investment was made to enter into the interest rate swap agreements.
As of September 30, 2010, the Company had deferred interest costs of approximately $57.9 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 4). The remaining deferred interest costs will be amortized as additional interest expense over a remaining period of approximately nine years.

The following is a summary of the terms of the interest rate swaps and a stock purchase warrant held by the Company and their fair-values, which are included in other assets (asset account) and derivative instruments (liability account) based on their respective balances on the accompanying consolidated balance sheets (in thousands):

	Current				Fair-Value(1)
	Notional				September 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2010	2009
	$115,000	4.673%	October 1, 2007	August 1, 2011	$(4,174)	$(6,530)
	35,000	4.700%	October 10, 2007	August 1, 2011	(1,279)	(2,004)

Interest rate swaps	150,000				(5,453)	(8,534)
Interest rate swap(2)	—				—	(4,017)
Other(3)	—				145	119

Total derivative instruments	$150,000				$(5,308)	$(12,432)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)	The interest rate swap, with notional amount of $250.0 million, expired on June 1, 2010.

(3)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument with an initial fair-value of approximately $199,000 in other assets in the accompanying consolidated balance sheets.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit, secured term loan, secured construction loan, and the forecasted issuance of fixed-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.
The Company’s voluntary early prepayment of the remaining balance outstanding on the secured term loan (see Note 5) and additional repayment of a portion of the outstanding indebtedness on the unsecured line of credit caused the Company’s variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010, causing the Company to be temporarily overhedged. In addition, the use of net proceeds from the September 28, 2010 common stock offering to repay a portion of the outstanding indebtedness on the Company’s unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on September 30, 2010. As a result, the Company re-performed tests in each period to assess the effectiveness of the Company’s interest rate swaps. The tests indicated that the $250.0 million interest rate swap was no longer highly effective during the three months ended June 30, 2010, resulting in the prospective discontinuance of hedge accounting. From the date that hedge accounting was discontinued, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $1.1 million for the three months ended June 30, 2010, which is included as a component of loss on derivative instruments. In addition, the Company recorded a charge to earnings of approximately $1.1 million associated with this interest rate swap, relating to interest payments to the swap counterparty and hedge ineffectiveness, which is also included as a component of loss on derivative instruments.
Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at both June 30, 2010 and September 30, 2010 and continued to qualify for hedge accounting, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the nine months ended September 30, 2010 of approximately $1.3 million, partially offset by a gain of approximately $647,000 primarily attributable to the elimination of the Company’s overhedged status with respect to the interest rate swaps, upon the expiration of the $250.0 million interest rate swap on June 1, 2010.
During the three and nine months ended September 30, 2010, the Company recorded total losses on derivative instruments of $287,000 and $634,000, respectively, primarily related to the discontinuance of hedge accounting for the Company’s former $250.0 million interest rate swap (see above), the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three and nine months ended September 30, 2009, the Company recorded a loss on derivative instruments of $14,000 and a gain of $289,000, respectively, as a result of hedge ineffectiveness on cash flow hedges and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swaps and the corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $12.2 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, approximately $65,000 and $646,000 for the three and nine months ended September 30, 2010, respectively, and approximately $347,000 and $2.3 million for the three and nine months ended September 30, 2009, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of gain recognized in accumulated other comprehensive income related to the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$1,479	$1,978	$7,303	$7,332
Forward starting swaps	—	—	—	11,783

Total cash flow hedges	1,479	1,978	7,303	19,115
Ineffective interest rate swaps(1)	—	—	—	4,321

Total interest rate swaps	$1,479	$1,978	$7,303	$23,436

(1)
For the nine months ended September 30, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(1,676)	$(4,121)	$(8,647)	$(12,046)
Forward starting swaps(2)	(1,776)	(1,797)	(5,343)	(1,797)

Total interest rate swaps	$(3,452)	$(5,918)	$(13,990)	$(13,843)

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

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amount of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges Interest rate swaps
Interest rate swaps	$(301)	$(14)	$(245)	$(25)
Forward starting swaps	—	—	—	(477)

Total cash flow hedges	(301)	(14)	(245)	(502)
Ineffective interest rate swaps	—	—	(416)	791

Total interest rate swaps	(301)	(14)	(661)	289
Other derivative instruments	14	—	27	—

Total (loss)/gain on derivative instruments	$(287)	$(14)	$(634)	$289

9. Property Acquisitions
The Company acquired the following properties during the nine months ended September 30, 2010. The table below reflects the purchase price allocation for the acquisitions as of September 30, 2010 (in thousands):

	Acquisition	Investments	Above	In-Place	Management	Below	Total Cash
Property	Date	in Real Estate(1)	Market Lease	Lease	Agreement	Market Lease	Consideration

55/65 West Watkins Mill Road	February 23, 2010	$12,463	$—	$1,677	$370	$(125)	$14,385
Gazelle Court(2)	March 30, 2010	11,623	—	—	—	—	11,623
Medical Center Drive	May 3, 2010	53,181	—	—	—	(181)	53,000
50 West Watkins Mill Road	May 7, 2010	13,061	—	1,175	—	(36)	14,200
4775/4785 Executive Drive	July 15, 2010	27,280	—	—	—	—	27,280
Paramount Parkway	July 20, 2010	15,615	—	1,639	295	—	17,549
11388 Sorrento Valley Road	September 10, 2010	10,879	168	1,264	109	—	12,420
4570 Executive Drive	September 17, 2010	56,378	1,504	5,367	251	—	63,500
10240 Science Center Drive	September 23, 2010	16,203	—	1,505	42	—	17,750

Total		$216,683	$1,672	$12,627	$1,067	$(342)	$231,707

Intangible amortization life (in months)			49	56	63	23

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

On October 15, 2010, the Company acquired a nine-building business park totaling approximately 164,000 square feet located between Roselle Street and Flintkote Avenue in San Diego, California for approximately $29.4 million, including the assumption of a mortgage note of approximately $13.3 million.
On October 18, 2010, the Company acquired a property located at 11404 and 11408 Sorrento Valley Road in San Diego, California for approximately $9.9 million, including two fully-leased laboratory/office buildings totaling approximately 31,200 square feet.

On October 26, 2010, the Company acquired the Gateway Business Park and the Science Center at Oyster Point life science campuses in South San Francisco, California for an aggregate purchase price of approximately $298 million, funded through borrowings on the Company’s unsecured line of credit. The Science Center at Oyster Point is comprised of two recently constructed buildings with an aggregate of approximately 205,000 square feet of office and laboratory space. The Gateway Business Park is a research and development park comprised of six buildings with an aggregate of approximately 284,000 square feet of office and laboratory space.
10. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2010 and December 31, 2009, were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying value of interest rate swaps are reflected in the consolidated financial statements at their respective fair-values (see the Assets and Liabilities Measured at Fair-Value section under Note 2). The Company relies, in part, on quotations from a third party valuation firm to determine these fair-values.
At September 30, 2010 and December 31, 2009, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes due 2026, Notes due 2030, Notes due 2020, secured term loan, derivative instruments, and investments were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable(1)	$732,997	$662,522	$671,614	$669,454
Unsecured line of credit	13,850	14,050	380,699	397,666
Notes due 2026(2)	23,244	19,432	46,150	44,685
Notes due 2030	206,663	180,000	—	—
Notes due 2020(3)	273,818	247,523	—	—
Secured term loan	—	—	233,389	250,000
Derivative instruments(4)	(5,308)	(5,308)	(12,432)	(12,432)
Investments(5)	—	—	898	898

(1)	Carrying value includes $5.6 million and $7.0 million of debt premium as of September 30, 2010 and December 31, 2009, respectively.

(2)	Carrying value includes $368,000 and $1.5 million of debt discount as of September 30, 2010 and December 31, 2009, respectively.

(3)	Carrying value includes $2.5 million of debt discount as of September 30, 2010.

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
At September 30, 2010, our portfolio consisted of 78 properties, representing 125 buildings with an aggregate of approximately 11.4 million rentable square feet.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Research Center property), development (properties that are currently under development through ground up construction), redevelopment (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at September 30, 2010:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized	47	5,951,604	98.7%	4	257,268	100.0%	51	6,208,872	98.8%
Lease up	21	2,754,444	66.1%	3	697,290	34,9%	24	3,451,734	59.8%

Current operating portfolio	68	8,706,048	88.4%	7	954,558	52.4%	75	9,660,606	84.8%
Long-term lease up	1	1,389,517	16.2%	—	—	n/a	1	1,389,517	16.2%

Total operating portfolio	69	10,095,565	78.5%	7	954,558	52.4%	76	11,050,123	76.2%
Development	1	176,000	100.0%	—	—	—	1	176,000	100.0%
Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a
Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total property portfolio	71	10,423,710	77.7%	7	954,558	52.4%	78	11,378,268	75.6%
Development potential	n/a	1,680,000	n/a	—	—	n/a	n/a	1,680,000	n/a

Total portfolio	71	12,103,710	n/a	7	954,558	n/a	78	13,058,268	n/a

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2010, our current operating portfolio was 84.8% leased to 132 tenants. As of December 31, 2009, our current operating portfolio was 87.4% leased to 117 tenants. The decrease in the overall leasing percentage is a reflection of an increase in the rentable square footage in our current operating portfolio, which increased by approximately 1.1 million rentable square feet due to acquisitions and the delivery of development and redevelopment properties during the nine months ended September 30, 2010. Total leased square footage during the same period increased by approximately 731,000 square feet within the current operating portfolio.
Leases representing approximately 2.6% of our leased square footage expire during 2010 and leases representing approximately 4.5% of our leased square footage expire during 2011. Our leasing strategy for 2010 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2010 or 2009), new properties (properties that were not owned for each of the full three months ended September 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$64,108	$65,111	$6,364	$3,359	$2,497	$—	$2	$2
Tenant recoveries	20,670	18,418	1,287	651	538	—	228	171
Other income	33	4,467	—	—	—	—	6	784

Total revenues	$84,811	$87,996	$7,651	$4,010	$3,035	$—	$236	$957

Rental Revenues. Rental revenues increased $4.5 million to $73.0 million for the three months ended September 30, 2010 compared to $68.5 million for the three months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2010 and 2009 (principally related to buildings placed into service at our Landmark at Eastview and Pacific Research Center properties), new properties acquired in 2010 and the commencement of leases. Same property rental revenues decreased $1.0 million, or 1.5%, for the three months ended September 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations during 2009 and 2010 for which the space vacated has not yet been fully released or for which leases to occupy the space have not yet commenced, and the extension of new leases at certain properties (decreasing rental revenue recognized on a straight-line basis), partially offset by leases that commenced revenue recognition after September 30, 2009 or during 2010.
Tenant Recoveries. Revenues from tenant reimbursements increased $3.5 million to $22.7 million for the three months ended September 30, 2010 compared to $19.2 million for the three months ended September 30, 2009. The increase was primarily due to the commencement of operating expense recoveries at certain properties during 2010 (principally at our Center for Life Science | Boston and Pacific Research Center properties), an increase in utilities and other recoverable expenses at certain properties, and recoveries at new properties acquired in 2010. Same property tenant recoveries increased $2.3 million, or 12.2%, for the three months ended September 30, 2010 compared to the same period in 2009 primarily as a result of an increase in recoverable expenses and in recovery rates due to lease commencements in 2010 and 2009.
The percentage of recoverable expenses recovered at our properties increased to 77.3% for the three months ended September 30, 2010 compared to 71.4% for the three months ended September 30, 2009. The increase was primarily due to higher recoveries for the three months ended September 30, 2010 for properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010, the commencement of operating expense recoveries at certain properties during 2010 and a decrease in total rental operations expense for certain properties for which there was higher rental operations expense for the three months ended September 30, 2009 due to the write-off of certain assets related to early lease terminations, partially offset by properties that were under redevelopment or development in 2009 that are not yet fully leased.

Other Income. Other income was $39,000 for the three months ended September 30, 2010 compared to $5.3 million for the three months ended September 30, 2009. Other income for the three months ended September 30, 2010 primarily comprised development fees earned from our PREI joint ventures. Other income for the three months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $4.4 million and development fees earned from our PREI joint ventures. Termination payments received for leases terminated during the three months ended September 30, 2010 and 2009 aggregated $14,000 and $4.4 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$15,577	$15,032	$2,550	$2,596	$324	$—	$1,547	$1,098
Real estate taxes	7,927	7,433	1,182	800	299	—	—	—
Depreciation and amortization	22,020	28,955	4,627	1,998	1,127	—	—	—

Total expenses	$45,524	$51,420	$8,359	$5,394	$1,750	$—	$1,547	$1,098

Rental Operations Expense. Rental operations expense increased $1.3 million to $20.0 million for the three months ended September 30, 2010 compared to $18.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in utility usage and other recoverable costs as a result of tenants taking possession of leased premises at certain properties (principally related to leases at our Center for Life Science | Boston property) and increased building maintenance and repair expense, partially offset by insurance reimbursements and a decrease in rental operations expense at certain properties as compared to the same period in the prior year (due to the write off of certain assets in 2009 as a result of early lease terminations). Same property rental operations expense increased $545,000, or 3.6%, for the three months ended September 30, 2010 compared to 2009 primarily due to net increases in utility usage and other recoverable costs compared to the same period in the prior year due to lease commencements in 2010 and 2009.
For the three months ended September 30, 2010, we recorded net bad debt recoveries of $145,000 as compared to bad debt expense of $1.3 million for the three months ended September 30, 2009. The improvement in bad debt expense was primarily due to the recovery of a previously recorded allowance during the three months ended September 30, 2010. The improvement also reflects higher bad debt expense in the three months ended September 30, 2009 as a result of a higher number of lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables as compared to the same period in 2010.
Real Estate Tax Expense. Real estate tax expense increased $1.2 million to $9.4 million for the three months ended September 30, 2010 compared to $8.2 million for the three months ended September 30, 2009. The increase was primarily due to an increase in the assessed value at a number of our properties, generally as a result of the completion of improvements (principally at our Center for Life Science | Boston property) and the commencement of operations at certain properties that were under partial or full development in 2009 (principally at our Pacific Research Center property). Same property real estate tax expense increased $494,000, or 6.6%, for the three months ended September 30, 2010 compared to 2009 generally as a result of the completion of improvements at a number of properties.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.2 million to $27.8 million for the three months ended September 30, 2010 compared to $31.0 million for the three months ended September 30, 2009. The decrease was primarily due to the full amortization of intangible assets and the acceleration of depreciation for certain assets associated with early lease terminations at certain properties in 2009, partially offset by the completion of various tenant improvement and building construction projects, which were placed into service during 2010 (principally at our Landmark at Eastview and Pacific Research Center properties).
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $6.8 million for the three months ended September 30, 2010 compared to $5.7 million for the three months ended September 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of an overall increase in personnel and cash compensation.
Acquisition Related Expenses. Acquisition related expenses totaled $420,000 for the three months ended September 30, 2010 compared to $244,000 for the three months ended September 30, 2009. The increase was due to higher acquisition activities in 2010 as compared to the prior period, resulting in the acquisition of five properties during the three months ended September 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).

Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $810,000 to $308,000 for the three months ended September 30, 2010 compared to a loss of $1.1 million for the three months ended September 30, 2009. The decreased loss primarily reflects a decrease in overall expenses at our PREI joint ventures compared to the same period in the prior year (an accrual related to the expected outcome of litigation was recorded during the three months ended September 30, 2009) and the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during 2010.
Interest Expense. Interest cost incurred for the three months ended September 30, 2010 totaled $22.8 million compared to $22.6 million for the three months ended September 30, 2009. Total interest cost incurred increased primarily as a result of increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate borrowings it replaced, partially offset by a reduction in our total indebtedness primarily due to the repurchase of a portion of the Notes due 2026, and the repayment of our secured term loan.
During the three months ended September 30, 2010, we capitalized $1.2 million of interest compared to $2.9 million for the three months ended September 30, 2009. The decrease reflects the cessation of capitalized interest at our Landmark at Eastview development project and our Elliott Avenue and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and debt discounts, interest expense increased $2.0 million to $21.6 million for the three months ended September 30, 2010 compared to $19.6 million for the three months ended September 30, 2009.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the three months ended September 30, 2010 of $287,000 was primarily due to a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps. As a result, we were temporarily overhedged with respect to the outstanding interest rate swaps and we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss related to the hedged forecasted transactions that became probable of not occurring to earnings for the period in which we were overhedged. We expect the majority of this reclassification to be reversed in the three months ended December 31, 2010, once the total amount of variable-rate indebtedness increases above the notional amount of the respective interest rate swaps. The total amount deferred in accumulated other comprehensive loss that may be reclassified to earnings in future periods as a result of the reduction in the debt balance under our unsecured line of credit is approximately $5.2 million based on the fair-value of the interest rate swaps as of September 30, 2010.
The loss on derivative instruments for the three months ended September 30, 2009 of approximately $14,000 was primarily due to losses from ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate swaps and related debt that was recognized as a loss on derivative instruments in the consolidated statements of income.
(Loss)/Gain on Extinguishment of Debt. During the three months ended September 30, 2010, we repurchased $2.1 million face value of our Notes due 2026. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $22,000 (representing the write-off of deferred loan fees and unamortized debt discount).
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $4,000 to $104,000 for the three months ended September 30, 2010 compared to $108,000 for the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2010 or 2009), new properties (properties that were not owned for each of the full nine months ended September 30, 2010 and 2009 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$157,658	$162,154	$54,321	$40,455	$3,966	$—	$5	$(1)
Tenant recoveries	41,211	41,899	21,197	15,016	815	—	600	595
Other income	169	11,044	20	7	—	—	1,439	1,825

Total revenues	$199,038	$215,097	$75,538	$55,478	$4,781	$—	$2,044	$2,419

Rental Revenues. Rental revenues increased $13.4 million to $216.0 million for the nine months ended September 30, 2010 compared to $202.6 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally related to buildings placed into service at our Landmark at Eastview and Pacific Research Center properties). Same property rental revenues decreased $4.5 million, or 2.8%, for the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to lease expirations and early lease terminations resulting in the accelerated amortization of below-market lease intangible assets and recognition of deferred revenue of approximately $3.1 million in 2009 for which the vacated spaces have not yet been fully released or for which revenue recognition has not yet commenced. The decrease was partially offset by the commencement of new leases at certain properties in 2010 and 2009.
Tenant Recoveries. Revenues from tenant reimbursements increased $6.3 million to $63.8 million for the nine months ended September 30, 2010 compared to $57.5 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 (principally at our Center for Life Science | Boston and Landmark at Eastview properties). Same property tenant recoveries decreased $688,000, or 1.6%, for the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and a decrease in utility usage and other recoverable costs due to lease expirations and redevelopment activities, partially offset by the commencement of new leases at certain properties in 2010 and 2009.
The percentage of recoverable expenses recovered at our properties increased to 78.1% for the nine months ended September 30, 2010 compared to 73.2% for the nine months ended September 30, 2009. The increase was primarily due to higher recoveries for the nine months ended September 30, 2010 for properties that were under redevelopment or development for which partial revenue recognition commenced during 2010 and 2009, the commencement of operating expense recoveries at certain properties during 2010 and a decrease in total rental operations expense for certain properties for which there was higher rental operations expense for the three months ended September 30, 2009 due to the write-off of certain assets related to early lease terminations, partially offset by properties that were under redevelopment or development in 2009 that were not yet fully leased.
Other Income. Other income was $1.6 million for the nine months ended September 30, 2010 compared to $12.9 million for the nine months ended September 30, 2009. Other income for the nine months ended September 30, 2010 primarily comprised realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Other income for the nine months ended September 30, 2009 primarily comprised consideration received related to early lease terminations of approximately $10.9 million and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the nine months ended September 30, 2010 and 2009 aggregated $86,000 and $10.9 million, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$32,031	$37,680	$18,600	$14,156	$402	$—	$3,893	$3,703
Real estate taxes	17,343	16,150	8,994	6,929	495	—	—	—
Depreciation and amortization	51,835	62,886	29,503	19,881	1,821	—	—	—

Total expenses	$101,209	$116,716	$57,097	$40,966	$2,718	$—	$3,893	$3,703

Rental Operations Expense. Rental operations expense decreased $613,000 to $54.9 million for the nine months ended September 30, 2010 compared to $55.5 million for the nine months ended September 30, 2009. The decrease was primarily due to the write-off of certain assets related to early lease terminations in 2009, changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year due to lease expirations, partially offset by an increase in rental operations expense at properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science, Landmark at Eastview and Pacific Research Center properties). Same property rental operations expense decreased $5.6 million, or 15.0%, for the nine months ended September 30, 2010 compared to 2009. The decrease was primarily due to the write-off of certain assets related to early lease terminations in 2009, changes during 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses and net decreases in utility usage and other recoverable costs compared to the same period in the prior year due to lease expirations, partially offset by lease commencements in 2010 and 2009.
For the nine months ended September 30, 2010 and 2009, we recorded bad debt expense of $108,000 and $5.2 million, respectively. The decrease in the bad debt expense was primarily due to amounts considered uncollectible as a result of a higher number of tenant bankruptcies (totaling $0 and approximately $534,000 of bad debt expense for the nine months ended September 30, 2010 and 2009, respectively), lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the nine months ended September 30, 2009 as compared to the same period in 2010.
Real Estate Tax Expense. Real estate tax expense increased $3.8 million to $26.8 million for the nine months ended September 30, 2010 compared to $23.1 million for the nine months ended September 30, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 (principally at our Center for Life Science | Boston and Pacific Research Center properties) and increases in assessed property values, generally as a result of the completion of tenant improvements. Same property real estate tax expense increased $1.2 million, or 7.4%, for the nine months ended September 30, 2010 compared to 2009, generally as a result of the completion of tenant improvements anddue to the receipt of a tax refund during the nine months ended September 30, 2009.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $392,000 to $83.2 million for the nine months ended September 30, 2010 compared to $82.8 million for the nine months ended September 30, 2009. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties during 2009 (principally at our Landmark at Eastview and Pacific Research Center properties), partially offset by a decrease in depreciation expense at certain properties in 2010 compared to the same period in the prior year in which depreciation on certain assets was accelerated as a result of early lease terminations of approximately $4.0 million.
General and Administrative Expenses. General and administrative expenses increased $3.4 million to $19.5 million for the nine months ended September 30, 2010 compared to $16.1 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in aggregate compensation costs as a result of an overall increase in personnel and cash compensation.
Acquisition Related Expenses. Acquisition related expenses totaled $2.4 million for the nine months ended September 30, 2010 compared to $244,000 for the nine months ended September 30, 2009 due to an increase in acquisition activities in 2010 as compared to the prior period, resulting in the acquisition of nine properties during the nine months ended September 30, 2010 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $1.2 million to $686,000 for the nine months ended September 30, 2010 compared to $1.9 million for the nine months ended September 30, 2009. The decreased loss primarily reflects a decrease in expenses at our PREI joint ventures compared to the same period in the prior year (an accrual related to the expected outcome of litigation was recorded during the three months ended September 30, 2009) and the commencement of revenue recognition related to two leases at a property owned by one of our PREI joint ventures during 2010.
Interest Expense. Interest cost incurred for the nine months ended September 30, 2010 totaled $68.8 million compared to $55.1 million for the nine months ended September 30, 2009. Total interest cost incurred increased primarily as a result of: (a) the quarterly amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million beginning in July 2009 and (b) increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by a reduction in our total average indebtedness.

During the nine months ended September 30, 2010, we capitalized $4.1 million of interest compared to $10.5 million for the nine months ended September 30, 2009. The decrease reflects the cessation of capitalized interest at our 530 Fairview Avenue, Center for Life Science | Boston and Landmark at Eastview development projects and our Elliott Avenue and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties or the cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2010, this decrease will be offset by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $20.1 million to $64.7 million for the nine months ended September 30, 2010 compared to $44.6 million for the nine months ended September 30, 2009.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the nine months ended September 30, 2010 of $634,000 was primarily the result of a reduction in our variable-rate indebtedness during the period, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010 and September 30, 2010, partially offset by changes in the fair-value of other derivative instruments. As a result of the reduction in our variable-rate indebtedness during the three months ended June 30, 2010, we were temporarily overhedged with respect to the outstanding interest rate swaps and we were required to prospectively discontinue hedge accounting with respect to the $250.0 million notional value interest rate swap. Subsequent changes in the fair-value and payments to counterparties associated with the $250.0 million interest rate swap were recorded directly to earnings through the maturity date of June 1, 2010. The remaining interest rate swaps with an aggregate notional amount of $150.0 million continued to qualify for hedge accounting, but we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss related to the hedged forecasted transactions that became probable of not occurring to earnings for the period in which we were overhedged. We expect a portion of this reclassification to be reversed in the three months ended December 31, 2010, once the total amount of variable-rate indebtedness increases again above the notional amount of the respective interest rate swaps. The total amount deferred in accumulated other comprehensive loss that may be reclassified to earnings in future periods as a result of the reduction in the debt balance under our unsecured line of credit was approximately $5.2 million based on the fair-value of the interest rate swaps as of September 30, 2010.
During the nine months ended September 30, 2009, a portion of the unrealized losses related to the $100.0 million forward starting swap previously included in accumulated other comprehensive loss, totaling approximately $4.5 million, was reclassified to the consolidated statements of income as loss on derivative instruments as a result of a change in the amount of forecasted debt issuance relating to the forward starting swaps, from $400.0 million at December 31, 2008 to $368.0 million at September 30, 2009. The gain on derivative instruments for the nine months ended September 30, 2009 also includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness of approximately $488,000 on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).
(Loss)/Gain on Extinguishment of Debt. During the nine months ended September 30, 2010, we repurchased $26.4 million face value of our Notes due 2026. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the prepayment of $250.0 million of the outstanding borrowings on our secured term loan. During the nine months ended September 30, 2009, we repurchased $20.8 million face value of our Notes due 2026 for approximately $12.6 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $6.2 million (net of the write-off of deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $1.1 million to $321,000 for the nine months ended September 30, 2010 compared to $1.5 million for the nine months ended September 30, 2009. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain Units for shares of our common stock and our common stock offerings in April 2010 and September 2010.

Cash Flows
Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

	2010	2009	Change
	(In thousands)
Net cash provided by operating activities	$102,914	$114,671	$(11,757)
Net cash used in investing activities	(319,532)	(114,221)	(205,311)
Net cash provided by financing activities	217,383	8,407	208,976
Ending cash and cash equivalents	20,687	30,279	(9,592)
Net cash provided by operating activities decreased $11.8 million to $102.9 million for the nine months ended September 30, 2010 compared to $114.7 million for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in net income before depreciation and amortization, gains or losses relating to the extinguishment of debt, derivative instruments, and the sale of marketable securities, and from net cash used to fund and settle changes in operating assets and liabilities.
Net cash used in investing activities increased $205.3 million to $319.5 million for the nine months ended September 30, 2010 compared to $114.2 million for the nine months ended September 30, 2009. The increase in cash used was primarily due to property acquisitions of approximately $216.7 million during the nine months ended September 30, 2010 and additions to investments in real estate relating to development and redevelopment activities, partially offset by decreases in contributions to unconsolidated partnerships related to the repayment of outstanding indebtedness by an unconsolidated partnership in 2009.
Net cash provided by financing activities increased $209.0 million to $217.4 million for the nine months ended September 30, 2010 compared to $8.4 million for the nine months ended September 30, 2009. The increase was primarily due to the issuance of our Notes due 2030 in January 2010, the issuance of our Notes due 2020 in April 2010 and an increase in proceeds from common stock offerings and from our unsecured line of credit, partially offset by the voluntary prepayment of the outstanding indebtedness on our secured term loan, payments on our unsecured line of credit and our secured construction loan, settlement of our forward starting swaps in March and April 2009, and a decrease in dividends paid as a result of a reset of the dividend rate in 2009.
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

Our FFO available to common shares and partnership and LTIP units and a reconciliation to net income for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share data) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$4,832	$4,062	$13,331	$41,282
Adjustments:
Noncontrolling interests in operating partnership	122	122	359	1,502
Interest expense on Notes due 2030 (1)	1,681	—	4,875	—
Depreciation and amortization — unconsolidated partnerships	835	662	2,192	1,986
Depreciation and amortization — consolidated entities	27,774	30,953	83,159	82,767
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(24)	(20)	(67)	(58)

Funds from operations available to common shares and Units	$35,220	$35,779	$103,849	$127,479

Funds from operations per share — diluted	$0.28	$0.35	$.86	$1.37

Weighted-average common shares and Units outstanding — diluted(1)(2)	127,053,959	101,289,458	121,191,848	92,863,088

(1)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. See Item 8.01 of the Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2010 for more information.

(2)
The three and nine months ended September 30, 2010 each include 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, and 1,227,939 and 1,249,032 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2010 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Fixed-rate mortgages	$1,890	$29,914	$45,414	$25,941	$353,091	$200,720	$656,970
Unsecured line of credit	—	14,050	—	—	—	—	14,050
Notes due 2026	—	—	—	—	—	19,800	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	1,890	43,964	45,414	25,941	353,091	650,520	1,120,820
Secured acquisition and interim loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	—	40,070	—	—	—	—	40,070

Total unconsolidated indebtedness	—	80,720	—	—	—	—	80,720

Total indebtedness	$1,890	$124,684	$45,414	$25,941	$353,091	$652,520	$1,201,540

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. During the three months ended September 30, 2010, we entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $27.2 million related to tenant improvements, leasing commissions and construction-related capital expenditures.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Our unsecured line of credit has a maturity date of August 1, 2011, which may be extended to August 1, 2012 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition and interim loan facility has a maturity date of February 10, 2011, which may be extended to February 10, 2012 at the sole discretion of our PREI joint ventures, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition loan has a maturity date of February 13, 2011, which may be extended to August 13, 2011 at the sole discretion of our PREI joint ventures, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. In addition, in April 2010 we received investment grade ratings from two ratings agencies which facilitated the sale of $250 million in unsecured debt (due 2020) by our Operating Partnership. We believe our investment grade rating will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
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
During the nine months ended September 30, 2010, we issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes. We have not issued any additional shares of common stock pursuant to the equity distribution agreements since March 31, 2010.
On March 31, 2010, we entered into a first amendment to our first amended and restated secured term loan agreement, pursuant to which we voluntarily prepaid $100.0 million of the $250.0 million of previously outstanding borrowings, reducing the outstanding borrowings to $150.0 million. The first amendment reduced the total availability under the secured term loan to $150.0 million and amended the terms of the secured term loan to, among other things, release certain of our subject properties as a result of the partial prepayment (previously pledged as security under the secured term loan), and provide revised conditions for the sale and release of other subject properties.
On April 19, 2010, we completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
In April 2010, we received investment grade ratings from two ratings agencies. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On April 29, 2010, we completed the private placement of $250.0 million aggregate principal amount of our Notes due 2020. The terms of the indenture for the Notes due 2020 requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and requires the Operating Partnership to maintain minimum levels of debt service coverage.
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

In August 2010, we completed the repurchase of $2.1 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $2.1 million. After giving effect to the purchase, approximately $19.8 million aggregate principal amount of the Notes due 2026 was outstanding as of September 30, 2010.
On September 28, 2010, we completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, resulting in net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were utilized to fund a portion of the purchase price of previously announced property acquisitions, repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
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
Our total capitalization at September 30, 2010 was approximately $3.7 billion and comprised the following:

		Aggregate Principal
	Shares/Units at	Amount or
	September 30,	Dollar Value	Percent of Total
	2010	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable (1)		$656,970	17.5%
Notes due 2026, net (2)		19,800	0.5%
Notes due 2030		180,000	4.8%
Notes due 2020, net (3)		250,000	6.7%
Unsecured line of credit		14,050	0.4%

Total debt		1,120,820	29.9%
Equity:
Common shares outstanding (4)	130,831,009	2,344,492	62.6%
7.375% Series A Preferred shares outstanding (5)	9,200,000	230,000	6.1%
Operating partnership units outstanding (6)	2,593,538	46,476	1.2%
LTIP units outstanding (6)	407,712	7,306	0.2%

Total equity		2,628,274	70.1%

Total capitalization		$3,749,094	100.0%

(1)	Amount excludes debt premiums of $5.6 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $368,000.

(3)	Amount excludes a debt discount of $2.5 million.

(4)	Based on the market closing price of our common stock of $17.92 per share on the last trading day of the quarter (September 30, 2010).

(5)	Based on the liquidation preference of $25.00 per share for our 7.375% Series A preferred stock.

(6)
Our partnership and LTIP units are each individually convertible into one share of common stock using the market closing price of our common stock of $17.92 per share on the last trading day of the quarter (September 30, 2010).

Although our organizational documents do not limit the amount of indebtedness that we may incur, our board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At September 30, 2010, the ratio of debt to total asset book value was approximately 31.4%. However, our board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.

We may from time to time seek to repurchase or redeem our outstanding debt, shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of September 30, 2010, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.9 million and $16.0 million and the liabilities were $10.5 million and $10.5 million at September 30, 2010 and December 31, 2009, respectively. Our equity in net income of the McKellar Court partnership was $232,000 and $21,000 for the three months ended September 30, 2010 and 2009, respectively and $740,000 and $64,000 for the nine months ended September 30, 2010 and 2009, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $654.2 million and $636.0 million and the liabilities were $419.2 million and $410.3 million at September 30, 2010 and December 31, 2009, respectively. Our equity in net loss of the PREI joint ventures was $540,000 and $1.1 milion for the three months ended September 30, 2010 and 2009, respectively, and $1.4 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount (1)
	Ownership		September 30,	December 31,
Name	Percentage	Interest Rate (2)	2010	2009	Maturity Date
PREI I and PREI II(3)	20%	3.76%	$40,650	$40,650	February 10, 2011
PREI I(4)	20%	1.76%	40,070	38,415	February 13, 2011

Total			$80,720	$79,065

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted average interest rate of the outstanding indebtedness as of September 30, 2010, including the effect of interest rate swaps.

(3)
Amount at September 30, 2010 represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bore interest at a LIBOR-indexed variable rate. A portion of the secured acquisition and interim loan facility was utilized by both PREI I LLC and PREI II LLC to acquire a portfolio of properties (initial borrowings of approximately $427.0 million) on April 4, 2007 (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information). On February 11, 2009, our PREI joint ventures jointly refinanced the outstanding balance of the secured acquisition and interim loan facility, or approximately $364.1 million, with the proceeds of a new loan totaling $203.3 million and members’ capital contributions funding the balance due. The new loan bears interest at a rate equal to, at the option of our PREI joint ventures, either (a) reserve adjusted LIBOR plus 350 basis points or (b) the higher of (i) the prime rate then in effect, (ii) the federal funds rate then in effect plus 50 basis points or (iii) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2011.

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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. We subsequently increased our annual dividend rate on shares of our common stock to $0.56 per share, starting in the fourth quarter of 2009, to $0.60 per share, starting in the second quarter of 2010, and again to $0.68 per share, starting in the third quarter of 2010. While the change to our dividend level in the third quarter of 2010 represents our current expectation, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2010:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2008	March 14, 2008	April 15, 2008	$0.3350	$0.46094
June 30, 2008	June 16, 2008	July 15, 2008	0.3350	0.46094
September 30, 2008	September 15, 2008	October 15, 2008	0.3350	0.46094
December 31, 2008	December 15, 2008	January 15, 2009	0.3350	0.46094
March 31, 2009	March 16, 2009	April 15, 2009	0.3350	0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.1100	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.1100	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.1400	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.1400	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.1500	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.1700	0.46094
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
As of September 30, 2010, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	September 30, 2010
Fixed interest rate (2)	$1,106,770	98.7%	6.19%
Variable interest rate (3)	14,050	1.3%	1.36%

Total/effective interest rate	$1,120,820	100.0%	6.13%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes 12 mortgage notes payable secured by certain of our properties (including $5.6 million of unamortized premium), our Notes due 2026 (including $368,000 of unamortized debt discount), our Notes due 2030, and our Notes due 2020 (including $2.5 million of unamortized debt discount).

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

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2010, the fair-value of the fixed-rate debt was estimated to be $1.2 billion compared to the net carrying value of $1.1 billion (includes $5.6 million of unamortized debt premium, $368,000 of unamortized debt discount associated with our Notes due 2026, and $2.5 million of unamortized debt discount associated with our Notes due 2020). At September 30, 2010, the fair-value of the variable-rate debt was estimated to be $13.9 million compared to the net carrying value of $14.1 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2010 in relation to total assets of $3.6 billion and equity market capitalization of $2.6 billion of our common stock, operating partnership and LTIP units, and preferred stock.
Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at September 30, 2010, a 1% change in interest rates would change our interest costs by approximately $401,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Equity, (4) the Consolidated Statements of Comprehensive Income, (5) the Consolidated Statements of Cash Flows, and (6) related notes to these financial statements, tagged as blocks of text.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

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
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin
Chief Financial Officer (Principal Financial Officer)
Dated: November 4, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Equity, (4) the Consolidated Statements of Comprehensive Income, (5) the Consolidated Statements of Cash Flows, and (6) related notes to these financial statements, tagged as blocks of text.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.