Form 10-K
period 2010-12-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2011-02-09
CIK 1289236, 1301932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number: 1-32261 (BioMed Realty Trust, Inc.)
000-54089 (BioMed Realty, L.P.)
BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292 (BioMed Realty Trust, Inc.)
20-1320636 (BioMed Realty, L.P.)
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

17190 Bernardo Center Drive	92128
San Diego, California	(Zip Code)
(Address of Principal Executive Offices)
(858) 485-9840
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
BioMed Realty Trust, Inc.	Common Stock, $0.01 Par Value	New York Stock Exchange
BioMed Realty Trust, Inc.	7.375% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $0.01 Par Value
BioMed Realty, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act:

BioMed Realty Trust, Inc.	None
BioMed Realty, L.P.	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

BioMed Realty Trust, Inc.	Yes ☑ No ☐
BioMed Realty, L.P.	Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

BioMed Realty Trust, Inc.	Yes ☐ No ☑
BioMed Realty, L.P.	Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

BioMed Realty Trust, Inc.	Yes ☑ No ☐
BioMed Realty, L.P.	Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

BioMed Realty Trust, Inc.	Yes ☑ No ☐
BioMed Realty, L.P.	Yes ☐ No ☐
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
BioMed Realty Trust, Inc.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
BioMed Realty, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BioMed Realty Trust, Inc.	Yes ☐ No ☑
BioMed Realty, L.P.	Yes ☐ No ☑
The aggregate market value of the 112,647,612 shares of common stock of BioMed Realty Trust, Inc. held by non-affiliates of the registrant was $1,812,500,077 based upon the last reported sale price of $16.09 per share on the New York Stock Exchange on June 30, 2010, the last business day of its most recently completed second quarter.
The number of outstanding shares of the BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of February 7, 2011 was 131,292,931.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the BioMed Realty Trust, Inc.’s Proxy Statement with respect to its May 25, 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2010 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of December 31, 2010, BioMed Realty Trust, Inc. owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how BioMed Realty Trust, Inc. and BioMed Realty, L.P. operate as an interrelated consolidated company. BioMed Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of BioMed Realty, L.P. As a result, BioMed Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of BioMed Realty, L.P., issuing public equity from time to time and guaranteeing certain debt of BioMed Realty, L.P. BioMed Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of BioMed Realty, L.P. BioMed Realty, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. BioMed Realty, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by BioMed Realty Trust, Inc., which are generally contributed to BioMed Realty, L.P. in exchange for partnership units, BioMed Realty, L.P. generates the capital required by the company’s business through BioMed Realty, L.P.’s operations, by BioMed Realty, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of BioMed Realty Trust, Inc. and those of BioMed Realty, L.P. The partnership and long term incentive plan units in BioMed Realty, L.P. that are not owned by BioMed Realty Trust, Inc. are accounted for as partners’ capital in BioMed Realty, L.P.’s financial statements and as noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements. The noncontrolling interests in BioMed Realty, L.P.’s financial statements include the interests of joint venture partners. The noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements include the same noncontrolling interests at the BioMed Realty, L.P. level as well as the limited partnership unitholders of BioMed Realty, L.P., not including BioMed Realty Trust, Inc. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the BioMed Realty Trust, Inc. and the BioMed Realty, L.P. levels.
We believe combining the annual reports on Form 10-K of BioMed Realty Trust, Inc. and BioMed Realty, L.P. into this single report will:
•	better reflect how management and the analyst community view the business as a single operating unit,
•	enhance investor understanding of our company by enabling them to view the business as a whole and in the same manner as management,
•	be more efficient for our company and result in savings in time, effort and expense, and
•	be more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between our company and our operating partnership, this report presents the following separate sections for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P.:
•	consolidated financial statements,

•	the following notes to the consolidated financial statements:
•	Debt,

•	Equity / Partners’ Capital, and

•	Earnings Per Share / Unit,
•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and
•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of BioMed Realty Trust, Inc. have made the requisite certifications and BioMed Realty Trust, Inc. and BioMed Realty, L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
FORM 10-K — ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.	Business
Forward-Looking Statements
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,
•	our dependence on significant tenants,
•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,
•	general economic conditions, including downturns in the national and local economies,
•	volatility in financial and securities markets,
•	defaults on or non-renewal of leases by tenants,
•	our inability to compete effectively,
•	increased interest rates and operating costs,
•	our inability to successfully complete real estate acquisitions, developments and dispositions,
•	risks and uncertainties affecting property development and construction,
•	our failure to successfully operate acquired properties and operations,
•	reductions in asset valuations and related impairment charges,
•	the loss of services of one or more of our executive officers,
•	BioMed Realty Trust, Inc.’s failure to qualify or continue to qualify as a REIT,
•	our failure to maintain our investment grade credit ratings with the rating agencies,
•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	the effects of earthquakes and other natural disasters,
•	lack of or insufficient amounts of insurance, and
•	changes in real estate, zoning and other laws and increases in real property tax rates.
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
General
We own, acquire, develop, redevelop, lease and manage laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey. BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership, were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing BioMed Realty Trust, Inc.’s initial public offering. BioMed Realty Trust, Inc. operates as a REIT for federal income tax purposes. BioMed Realty, L.P. is the entity through which BioMed Realty Trust, Inc. conducts its business and owns its assets. At December 31, 2010, our portfolio consisted of 85 properties, representing 147 buildings with an aggregate of approximately 12.2 million rentable square feet.
Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 7, 2011, we had 159 employees.
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

2010 Highlights
Leasing
During 2010, we executed 52 leasing transactions representing approximately 876,000 square feet, including 35 new leases totaling approximately 463,000 square feet and 17 leases amended to extend their terms, totaling approximately 413,000 square feet. Significant transactions included:

Property	Market	Tenant	Square Feet
New Leases
301 Binney Street	Boston/Cambridge	Ironwood Pharmaceuticals, Inc.	50,000
Graphics Drive	New York/New Jersey	Cenlar FSB	41,000
Phoenixville Pike	Pennsylvania	Benten Bioservices, Inc.	35,000
6828 Nancy Ridge Drive	San Diego	Integrated DNA Technologies	18,000
Faraday Avenue	San Diego	Isis Pharmaceuticals, Inc.	29,000
Gazelle Court	San Diego	Isis Pharmaceuticals, Inc.	176,000
Bridgeview Technology Park	San Francisco	GenturaDx	25,000
Kaiser Drive	San Francisco	Soraa, Inc.	50,000
Pacific Research Center	San Francisco	Sierra Atlantic, Inc.	15,000
Pacific Research Center	San Francisco	iMany, Inc.	15,000
Pacific Research Center	San Francisco	CCBR-SYNARC, Inc.	50,000
Pacific Research Center	San Francisco	StemCells, Inc.	43,000

Renewals, Amendments or Extensions
George Patterson Boulevard	Pennsylvania	Rhodia, Inc.	71,500
Phoenixville Pike	Pennsylvania	Cephalon, Inc.	23,000
Bayshore Boulevard	San Francisco	XDx, Inc.	46,000
Bridgeview Technology Park	San Francisco	MedImmune, LLC	24,000
Acquisitions
During 2010, we acquired approximately 1.5 million rentable square feet of laboratory and office space for $608.7 million, which was 94.6% leased at acquisition on a weighted-average basis:

				Percent
		Rentable		Leased at
Property	Market	Square Feet(1)	Investment	Acquisition
55/65 West Watkins Mill Road	Maryland	82,405	$14,385	100.0%
Gazelle Court (2)	San Diego	—	11,623	100.0%
Medical Center Drive	Maryland	217,983	53,000	100.0%
50 West Watkins Mill Road	Maryland	57,410	14,200	100.0%
4775/4785 Executive Drive (3)	San Diego	62,896	27,280	—
Paramount Parkway	University Related-Other	61,603	17,549	100.0%
11388 Sorrento Valley Road	San Diego	35,940	12,420	100.0%
4570 Executive Drive	San Diego	125,219	63,500	100.0%
10240 Science Center Drive	San Diego	49,347	17,750	100.0%
Sorrento West	San Diego	163,799	29,390	94.3%
Sorrento Plaza	San Diego	31,184	9,875	100.0%
Science Center at Oyster Point	San Francisco	204,887	133,250	100.0%
Gateway Business Park (4)	San Francisco	284,013	164,946	100.0%
Patriot Drive	University Related-Other	48,394	8,570	82.0%
Weston Parkway	University Related-Other	30,589	6,100	100.0%
3525 John Hopkins Court	San Diego	48,306	24,900	100.0%

Total / weighted average		1,503,975	$608,738	94.6%

(1)	Rentable square feet at time of acquisition.

(2)	The total estimated cost for this property is $77.5 million upon the completion of construction of an approximately 176,000 square foot building.

(3)	Acquisition also included land with development potential of an additional 103,000 square feet.

(4)	Acquisition also included development rights to permit development of 1,230,000 square feet on the existing site (including existing square footage).
Financings
Significant financing activity during 2010 included the following:
•	Received investment grade corporate credit ratings from two ratings agencies.
•	Raised in excess of $950 million in debt and equity capital:
•	Completed a private placement of $180.0 million of 3.75% exchangeable senior notes due 2030.
•	Completed a private placement of $250.0 million of 6.125% unsecured senior notes due 2020.
•	Completed two follow-on public offerings of common stock, raising approximately $508.2 million in net proceeds.
•	Raised approximately $15.4 million in net proceeds from the sale of 951,000 shares of common stock under the company’s continuous equity offering program established in September 2009.
•	Voluntarily prepaid the $250.0 million previously outstanding under the company’s secured term loan.
•	Repurchased approximately $26.4 million principal amount of the company’s exchangeable senior notes due 2026.
Senior Management
During 2010, we further strengthened the depth of our senior management team with the following announcements:
•	February 2010 — We promoted Matthew G. McDevitt to the position of Executive Vice President, Real Estate.
•	May 2010 — We promoted Greg N. Lubushkin to the position of Chief Financial Officer.
•	September 2010 — We promoted John P. Bonanno to the position of Senior Vice President, Leasing & Development.
•	September 2010 — We added Bruce D. Steel as Managing Director, BioMed Ventures.
•	October 2010 — We added Anne L. Hoffman as Senior Vice President, Leasing & Development.
•	December 2010 — We promoted Jonathan P. Klassen to the position of Vice President, Assistant General Counsel and Secretary.
•	December 2010 — We promoted Stephen A. Willey to the position of Vice President, Chief Accounting Officer.

Dividends
During 2010, we declared aggregate dividends on BioMed Realty Trust, Inc.’s common stock of $0.63 per common share and aggregate dividends on BioMed Realty Trust, Inc.’s preferred stock of $1.84376 per preferred share.
Distributions
During 2010, we declared aggregate distributions on BioMed Realty, L.P.’s operating partnership units and long-term incentive plan units (individually referred to as “LTIP units” and collectively with the operating partnership units referred to as “OP units”) of $0.63 per OP unit and aggregate distributions on BioMed Realty, L.P.’s preferred units of $1.84376 per preferred unit.
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

Positive Life Science Industry Trends
We expect continued long-term growth in the life science industry due to several factors:
•
the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•
the high level of research and development expenditures, as represented by a Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by U.S. pharmaceutical research and biotechnology companies climbed to a record $65.3 billion in 2009, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.
Experienced Management
We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Alan D. Gold, our company’s Chief Executive Officer and Chairman, has acquired, developed, financed, owned, leased or managed in excess of $5.1 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.
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

Federal asbestos regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the actual or potential presence of asbestos-containing materials, or ACMs, in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
Federal, state and local environmental laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and other pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Some of our tenants, particularly those in the biotechnology, life sciences and technology manufacturing industries, routinely handle hazardous substances and wastes as part of their operations at our properties, including acetonitrile, alcohol, ammonia, argon, batteries, carbon dioxide, chemical solvents, cryogenic gases, dichlorophenol, diesel fuel for emergency generators, fluorine, hydrocarbons, hydrogen, medical waste, methane, naturalyte acid, neon, nitrogen, nitrous oxide, oxygen, radioactive material and tetrahydrofuran. Many of these compounds and materials are used in the experiments, clinical trials, research and development and light manufacturing efforts conducted by our tenants. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors — Risks Related to the Real Estate Industry — We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
Insurance
We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court property in San Diego and 9911 Belward Campus Drive and Shady Grove Road properties in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors — Risks Related to the Real Estate Industry — Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
For purposes of this section, the term “stockholders” means the holders of shares of BioMed Realty Trust, Inc.’s common stock and preferred stock and the term “unitholders” means the holders of BioMed Realty, L.P.’s OP units and preferred units.
Risks Related to Our Properties, Our Business and Our Growth Strategy
Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
As of December 31, 2010, we had 160 tenants in 85 total properties. Two of our tenants, Human Genome Sciences and Vertex Pharmaceuticals, represented 12.1% and 8.8%, respectively, of our annualized base rent as of December 31, 2010, and 9.9% and 7.3%, respectively, of our total leased rentable square footage. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
Our revenue and cash flow, and consequently our ability to make distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, curtail or suspend their operations, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.
Life science entities, which comprise the vast majority of our tenant base, face high levels of regulation, expense and uncertainty that may adversely affect their ability to pay us rent and consequently adversely affect our business.
Life science entities comprise the vast majority of our tenant base and, as a result, adverse conditions affecting the life science industry will more adversely affect our business, and thus our ability to make distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:
•
Our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies and many of them have a history of recurring losses. The current economic environment has significantly impacted the ability of these companies to access the capital markets, including both equity financing through public offerings and debt financing. The pace of venture capital funding has also declined from previous levels, further restricting access to capital for these companies. In addition, state and federal government budgets have been negatively impacted by the current economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. If private investors, the government, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

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

•
Legislation to reform the U.S. healthcare system may include government intervention in product pricing and other changes that adversely affect reimbursement for our tenants’ marketable products. In addition, sales of many of our tenants’ marketable products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations, price controls or third-party payors’ reimbursement policies may reduce reimbursement for our tenants’ marketable products and adversely impact our tenants’ businesses.

We cannot assure you that our tenants in the life science industry will be successful in their businesses. If our tenants’ businesses are adversely affected, they may default on their obligations to third parties, including their obligations to pay rent or pay for tenant improvements relating to space they lease, which could adversely affect our financial condition, results of operations and cash flow.
The bankruptcy of a tenant may adversely affect the income produced by and the value of our properties.
The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full. During the years ended December 31, 2010 and 2009, we incurred $0 and approximately $534,000, respectively, of rental operations expense related to early lease terminations and tenant receivables that were deemed to be uncollectible due to tenants that filed for bankruptcy at the time of lease termination or shortly thereafter.
We may fail to obtain the financial results expected from the properties we acquire, develop or renovate, making them unprofitable or less profitable than we had expected, or operate new properties successfully, which could harm our financial condition and ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
•
we may face higher operating costs than we anticipated for properties that we acquire, develop or renovate, including insurance premiums, utilities, real estate taxes and costs of complying with changes in governmental regulations,

•	we may face higher requirements for capital improvements than we anticipated for properties that we acquire, develop or renovate, particularly in older structures,

•	we may fail to retain tenants that have pre-leased our properties under development if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications,
•	we have a limited history in conducting ground-up construction activities,
•	if we develop properties, we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy and other required governmental permits and authorizations,
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
The realization of any of the above risks could significantly and adversely affect our financial condition, results of operations, cash flow, per share trading price of our securities, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
We cannot assure you that our tenants will pay higher rents on our properties than tenants in traditional office space or that the rents paid will cover the additional costs of upgrading the properties.
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
Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Alan D. Gold, our Chairman and Chief Executive Officer, R. Kent Griffin, Jr., our President and Chief Operating Officer, Greg N. Lubushkin, our Chief Financial Officer, Gary A. Kreitzer, our Executive Vice President and General Counsel, and Matthew G. McDevitt, our Executive Vice President, Real Estate. Among the reasons that Messrs. Gold, Griffin, Lubushkin, Kreitzer and McDevitt are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants, and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We have entered into employment agreements with each of Messrs. Gold, Griffin, Kreitzer and McDevitt, but we cannot guarantee that they will not terminate their employment prior to the end of the term. We do not have an employment agreement with Mr. Lubushkin.
We may not be successful in acquiring and integrating properties that meet our investment criteria, which may impede our growth.
In addition to the 13 properties we acquired in connection with our initial public offering in August 2004, as of December 31, 2010, we had acquired or had acquired an interest in an additional 72 properties (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. Changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction. We also may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit, which may be necessary or desirable to fund property acquisitions. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties. If we fail to successfully acquire new properties or integrate them into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.
The geographic concentration of our properties in Boston, Maryland and California makes our business particularly vulnerable to adverse conditions affecting these markets.
Eighteen of our properties are located in the Boston area. As of December 31, 2010, these properties represented 33.6% of our annualized base rent and 23.6% of our total leased square footage. Eight of our properties are located in Maryland. As of December 31, 2010, these properties represented 15.4% of our annualized base rent and 16.1% of our total leased square footage. In addition, 37 of our properties are located in California, with 24 in San Diego and 13 in San Francisco. As of December 31, 2010, these properties represented 31.3% of our annualized base rent and 35.4% of our total leased square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, Maryland and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our 13 properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the 24 properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.

Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.
In our formation transactions, certain of our executive officers, Messrs. Gold, and Kreitzer, and certain other individuals contributed properties to our operating partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold, and Kreitzer and the other contributors of those assets would suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify those contributors against such adverse tax consequences for a period of ten years. This indemnification will help those contributors to preserve their tax positions after their contributions. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt, some of which must be property specific, that the contributors can guarantee in order to defer any taxable gain they may incur if our operating partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During the indemnification period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
While we may seek to enter into tax-efficient joint ventures with third-party investors, we currently have no intention of disposing of these properties or interests in entities holding the properties in transactions that would trigger our tax indemnification obligations. The involuntary condemnation of one or more of these properties during the indemnification period could, however, trigger the tax indemnification obligations described above. The tax indemnity would equal the amount of the federal and state income tax liability the contributor would incur with respect to the gain allocated to the contributor. The calculation of the indemnity payment would not be reduced due to the time value of money or the time remaining within the indemnification period. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. Messrs. Gold, and Kreitzer are potential recipients of these indemnification payments. Because of these potential payments their personal interests may diverge from those of BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Risks Related to the Real Estate Industry
Our performance and value are subject to risks associated with the ownership and operation of real estate assets and with factors affecting the real estate industry.
Our ability to make expected distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders depends on our ability to generate revenues in excess of expenses, our scheduled principal payments on debt and our capital expenditure requirements. Events and conditions that are beyond our control may decrease our cash available for distribution and the value of our properties. These events include:
•	local oversupply, increased competition or reduced demand for life science office and laboratory space,
•	inability to collect rent from tenants,
•	vacancies or our inability to rent space on favorable terms,
•	potential changes in U.S. accounting standards regarding leases making leasing of our properties less attractive to tenants,
•	increased operating costs, including insurance premiums, utilities and real estate taxes,
•	the ongoing need for capital improvements, particularly in older structures,
•	unanticipated delays in the completion of our development or redevelopment projects,

•	costs of complying with changes in governmental regulations, including usage, zoning, environmental and tax laws,
•	the relative illiquidity of real estate investments,
•	changing submarket demographics, and
•	civil unrest, acts of war and natural disasters, including earthquakes, floods and fires, which may result in uninsured and underinsured losses.
In addition, we could experience a general decline in rents or an increased incidence of defaults under existing leases if any of the following occur:
•	the continuation or worsening of the current economic environment,
•	future periods of economic slowdown or recession,
•	rising interest rates,
•	declining demand for real estate, or
•	the public perception that any of these events may occur.
Any of these events could adversely affect our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock or preferred stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Illiquidity of real estate investments may make it difficult for us to sell properties in response to market conditions and could harm our financial condition and ability to make distributions.
Equity real estate investments are relatively illiquid and therefore will tend to limit our ability to vary our portfolio promptly in response to changing economic or other conditions. To the extent the properties are not subject to triple-net leases, some significant expenditures such as real estate taxes and maintenance costs are generally not reduced when circumstances cause a reduction in income from the investment. Should these events occur, our income and funds available for distribution could be adversely affected. If any of the parking leases or licenses associated with our Cambridge portfolio were to expire, or if we were unable to assign these leases to a buyer, it would be more difficult for us to sell these properties and would adversely affect our ability to retain current tenants or attract new tenants at these properties. In addition, as a REIT, BioMed Realty Trust, Inc. may be subject to a 100% tax on net income derived from the sale of property considered to be held primarily for sale to customers in the ordinary course of our business. We may seek to avoid this tax by complying with certain safe harbor rules that generally limit the number of properties we may sell in a given year, the aggregate expenditures made on such properties prior to their disposition, and how long we retain such properties before disposing of them. However, we can provide no assurance that we will always be able to comply with these safe harbors. If compliance is possible, the safe harbor rules may restrict our ability to sell assets in the future and achieve liquidity that may be necessary to fund distributions.
Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.
We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the ongoing challenges facing the U.S. economy), indicate potential impairment may exist. We base our review on an estimate of the future cash flows (excluding interest charges) expected to result from the real estate investment’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Although we generally plan to own and operate our existing portfolio of properties over the long term, our ability and/or our intent with regard to the operation of our properties may change to dictate an earlier sale date, and an impairment loss may be recognized in connection with such a proposed sale to reduce the property to the lower of the carrying amount or fair-value less costs to sell. Such impairment charges could be material, and could adversely affect our financial condition, results of operations and per share trading price of BioMed Realty Trust, Inc.’s common stock and preferred stock.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.
We face competition from various entities for investment opportunities in properties for life science tenants, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock or preferred stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders may be adversely affected.
Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
We carry comprehensive general liability, fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, 9911 Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We also carry environmental remediation insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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
We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
Life science industry tenants, our primary tenant industry focus, frequently use hazardous materials, chemicals, heavy metals, and biological and radioactive compounds. Our tenants’ controlled use of these materials subjects us and our tenants to laws that govern using, manufacturing, storing, handling and disposing of such materials and certain byproducts of those materials. We are unaware of any of our existing tenants violating applicable laws and regulations, but we and our tenants cannot completely eliminate the risk of contamination or injury from these materials. If our properties become contaminated, or if a party is injured, we could be held liable for any damages that result. Such liability could exceed our resources and any environmental remediation insurance coverage we have, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own.
We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
Compliance with the Americans with Disabilities Act (ADA) and similar laws may require us to make significant unanticipated expenditures.
All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties are not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of our common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders could be adversely affected.

We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to make distributions.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. In addition, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of BioMed Realty Trust, Inc.’s common stock or preferred stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Risks Related to Our Capital Structure
A downgrade in our investment grade credit rating could materially adversely affect our business and financial condition.
In April 2010, we received investment grade corporate credit ratings from two rating agencies. There can be no assurance that we will be able to maintain our current credit ratings. Any downgrades in terms of ratings or outlook by either or both of the rating agencies could have a material adverse impact on our cost and availability of capital, which could in turn have a material adverse impact on our financial condition, results of operations and liquidity and a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.
Debt obligations expose us to increased risk of property losses and may have adverse consequences on our business operations and our ability to make distributions.
We have used and will continue to use debt to finance property acquisitions. Our use of debt may have adverse consequences, including the following:
•
We may not be able to refinance or extend our existing debt. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders at expected levels or at all.

•
Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to make distributions to unitholders and stockholders.

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

As of December 31, 2010, we had outstanding mortgage indebtedness of $652.3 million, excluding $5.6 million of debt premium; $19.8 million of outstanding aggregate principal amount of the Notes due 2026, excluding $278,000 of debt discount; $180.0 million of outstanding aggregate principal amount of the Notes due 2030; $250.0 million of outstanding aggregate principal amount of the Notes due 2020, excluding $2.4 million of debt discount; $392.5 million in outstanding borrowings under our $720.0 million unsecured line of credit; and $40.7 million of borrowings under a secured loan and $40.5 million of borrowings under a secured construction loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2010, the principal payments due for our consolidated indebtedness were $424.3 million in 2011, $45.2 million in 2012 and $25.7 million in 2013. In addition, our portion of the principal payments due for our unconsolidated indebtedness relating to our PREI joint ventures was $40.5 million in 2011 and $40.7 million in 2012, after taking into account the effect of extensions signed in January 2011. Given current economic conditions including, but not limited to, the credit crisis and related turmoil in the global financial system, we may be unable to refinance these obligations when due, which may negatively affect our ability to conduct operations.
Disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms, or at all, and have other adverse effects on us.
In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, making financing terms for some borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our unsecured line of credit worsened they could default on their obligations to make available to us the funds under that facility. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.
Reduced access to liquidity could have a negative impact on the U.S. economy, affecting consumer confidence and spending and negatively impacting the volume and pricing of real estate transactions. If there were a downturn in the national economy, the value of our properties, as well as the income we receive from our properties, could be adversely affected.
Disruptions in the financial markets could also have other adverse effects on us or the economy generally, which could adversely affect our ability to service our debt obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
As of December 31, 2010, we had two interest rate swaps with an aggregate notional amount of $150.0 million that expire in August 2011, under which, at each monthly settlement date, we either (1) receive the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pay such difference if the Strike Rate is greater than LIBOR.
For further detail regarding our interest rate swaps, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
The terms governing our unsecured line of credit and the Notes due 2020 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
The terms of our unsecured line of credit impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. For example, we are subject to a maximum leverage ratio requirement (as defined) during the term of the loan, which could reduce our ability to incur additional debt and consequently reduce our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders. The terms of our unsecured line of credit also contain limitations on our ability to make distributions to BioMed Realty Trust, Inc.’s stockholders in excess of those required to maintain BioMed Realty Trust, Inc.’s REIT status. Specifically, the terms of our unsecured line of credit limit distributions to 95% of funds from operations, but not less than the minimum necessary to enable us to meet BioMed Realty Trust, Inc.’s REIT income distribution requirements. In addition, the terms of our unsecured line of credit contain covenants that, among other things, limit our ability to further mortgage our properties or reduce insurance coverage, and that require us to maintain specified levels of net worth. The indenture governing the Notes due 2020 also contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.
The covenants relating to our unsecured line of credit and the Notes due 2020 may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our credit agreement and the Notes due 2020 may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.

If we fail to obtain external sources of capital, which is outside of our control, we may be unable to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders, maintain our REIT qualification, or fund growth.
In order to maintain BioMed Realty Trust, Inc.’s qualification as a REIT and to avoid incurring a nondeductible excise tax, we are required, among other things, to distribute annually at least 90% of BioMed Realty Trust, Inc.’s REIT taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of BioMed Realty Trust, Inc.’s net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:
•	general market conditions,
•	the market’s perception of our growth potential,
•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,
•	our current debt levels,
•	our current and expected future earnings,
•	our cash flow and cash distributions, and
•	the market price per share of our common stock or preferred stock.
Our inability to obtain capital from third-party sources will adversely affect our business and limit our growth. Without sufficient capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt service obligations or make the cash distributions to BioMed Realty Trust, Inc.’s stockholders necessary to maintain our qualification as a REIT. For distributions with respect to the taxable years ending on or before December 31, 2011, recent Internal Revenue Service, or IRS, guidance allows BioMed Realty Trust, Inc. to satisfy up to 90% of BioMed Realty Trust, Inc.’s distribution requirements through the distribution of shares of BioMed Realty Trust, Inc.’s common stock, provided certain conditions are met.
Increases in interest rates could increase the amount of our debt payments, adversely affecting our ability to service our debt obligations and pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Interest we pay could reduce cash available for payments with respect to distributions. Additionally, if we incur variable rate debt, including borrowings under our $720.0 million unsecured line of credit, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make payments with respect to distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Risks Related to Our Organizational Structure
BioMed Realty Trust, Inc.’s charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.
BioMed Realty Trust, Inc.’s charter, including the articles supplementary with respect to its preferred stock, contains ownership limits that may delay, defer or prevent a change of control transaction. BioMed Realty Trust, Inc’s charter, with certain exceptions, authorizes BioMed Realty Trust, Inc.’s directors to take such actions as are necessary and desirable to preserve its qualification as a REIT. Unless exempted by its board of directors, no person may own more than 9.8% of the value of BioMed Realty Trust, Inc.’s outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of its common stock or Series A preferred stock. The board may not grant such an exemption to a person whose ownership in excess of 9.8% of BioMed Realty Trust, Inc.’s outstanding shares would result in BioMed Realty Trust, Inc.’s failure to qualify as a REIT. These restrictions on transferability and ownership will not apply if BioMed Realty Trust, Inc.’s board of directors determines that it is no longer in BioMed Realty Trust, Inc.’s best interests to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for BioMed Realty Trust, Inc.’s common stock or otherwise be in the best interests of its stockholders.

BioMed Realty Trust, Inc. could authorize and issue stock without stockholder approval that may delay, defer or prevent a change of control transaction. BioMed Realty Trust, Inc.’s charter authorizes it to issue additional authorized but unissued shares of its common stock or preferred stock. In addition, BioMed Realty Trust, Inc.’s board of directors may classify or reclassify any unissued shares of BioMed Realty Trust, Inc.’s common stock or preferred stock and may set the preferences, rights and other terms of the classified or reclassified shares. The board may also, without stockholder approval, amend BioMed Realty Trust, Inc.’s charter to increase or decrease the authorized number of shares of BioMed Realty Trust, Inc.’s common stock or preferred stock that it may issue. The board of directors could establish a class or series of common stock or preferred stock that could, depending on the terms of such class or series, delay, defer or prevent a transaction or a change of control that might involve a premium price for BioMed Realty Trust, Inc.’s common stock or otherwise be in the best interests of its stockholders.
Certain provisions of Maryland law could delay, defer or prevent a change of control transaction. Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control. In some cases, such an acquisition or change of control could provide BioMed Realty Trust, Inc.’s stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares. These MGCL provisions include:
•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” or an affiliate of an interested stockholder for certain periods. An “interested stockholder” is generally any person who beneficially owns 10% or more of the voting power of BioMed Realty Trust, Inc.’s outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of BioMed Realty Trust, Inc.’s then outstanding stock. A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he otherwise would have become an interested stockholder. Business combinations with an interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder. After that period, the MGCL imposes two super-majority voting requirements on such business combinations, and

•
“control share” provisions that provide that holders of “control shares” of BioMed Realty Trust, Inc. acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter (excluding interested shares). “Control shares” are voting shares that, when aggregated with all other shares owned by the stockholder or in respect of which the stockholder is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors. A “control share acquisition” is the direct or indirect acquisition of ownership or control of “control shares.”

In the case of the business combination provisions of the MGCL, we opted out by resolution of BioMed Realty Trust, Inc.’s board of directors with respect to any business combination between us and any person provided such business combination is first approved by BioMed Realty Trust, Inc.’s board of directors (including a majority of directors who are not affiliates or associates of such person). In the case of the control share provisions of the MGCL, we opted out pursuant to a provision in BioMed Realty Trust, Inc.’s bylaws. However, BioMed Realty Trust, Inc.’s board of directors may by resolution elect to opt in to the business combination provisions of the MGCL. Further, we may opt in to the control share provisions of the MGCL in the future by amending BioMed Realty Trust, Inc.’s bylaws, which BioMed Realty Trust, Inc.’s board of directors can do without stockholder approval.
The partnership agreement of BioMed Realty, L.P., Maryland law, and BioMed Realty Trust, Inc.’s charter and bylaws also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for BioMed Realty Trust, Inc.’s common stock or otherwise be in the best interest of BioMed Realty Trust, Inc.’s stockholders.

BioMed Realty Trust, Inc.’s board of directors may amend our investing and financing policies in a manner that could increase the risk we default under our debt obligations or that could harm our business and results of operations.
BioMed Realty Trust, Inc.’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. However, our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. BioMed Realty Trust, Inc.’s board of directors may alter or eliminate our current policy on borrowing or investing at any time without stockholder approval. Changes in our strategy or in our investment or leverage policies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders. Higher leverage also increases the risk we could default on our debt.
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

Risks Related to BioMed Realty Trust, Inc.’s REIT Status
BioMed Realty Trust, Inc.’s failure to qualify as a REIT under the Code would result in significant adverse tax consequences to us and would adversely affect our business.
We believe that we have operated and intend to continue operating in a manner intended to allow BioMed Realty Trust, Inc. to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through our operating partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize BioMed Realty Trust, Inc.’s REIT status. BioMed Realty Trust, Inc.’s REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order for BioMed Realty Trust, Inc. to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, BioMed Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of BioMed Realty Trust, Inc.’s REIT taxable income, excluding capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for BioMed Realty Trust, Inc. to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the IRS that BioMed Realty Trust, Inc. qualifies as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that BioMed Realty Trust, Inc. has qualified or will continue to qualify as a REIT.
If BioMed Realty Trust, Inc. fails to qualify as a REIT in any taxable year, we will face serious adverse tax consequences that would substantially reduce the funds available to make payments of principal and interest on the debt securities we issue and for distribution to BioMed Realty Trust, Inc.’s stockholders. If BioMed Realty Trust, Inc. fails to qualify as a REIT:
•	we would not be allowed to deduct distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates,
•	we could also be subject to the federal alternative minimum tax and possibly increased state and local taxes, and
•
unless we are entitled to relief under applicable statutory provisions, BioMed Realty Trust, Inc. could not elect to be taxed as a REIT for four taxable years following the year in which BioMed Realty Trust, Inc. was disqualified.

In addition, if BioMed Realty Trust, Inc. fails to qualify as a REIT, we will not be required to make distributions to stockholders; however, all distributions to BioMed Realty Trust, Inc.’s stockholders would be subject to tax as qualifying corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, BioMed Realty Trust, Inc.’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of BioMed Realty Trust, Inc.’s common stock and preferred stock.
To maintain BioMed Realty Trust, Inc.’s REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to BioMed Realty Trust, Inc.’s stockholders.
For BioMed Realty Trust, Inc. to qualify as a REIT, we generally must distribute to BioMed Realty Trust, Inc.’s stockholders at least 90% of our REIT taxable income each year, determined by excluding any net capital gain, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. For distributions with respect to taxable years ending on or before December 31, 2011, recent IRS guidance allows us to satisfy up to 90% of these requirements through the distribution of shares of BioMed Realty Trust, Inc.’s common stock, provided certain conditions are met. To maintain BioMed Realty Trust, Inc.’s REIT status and avoid the payment of income and excise taxes we may need to borrow funds to meet the REIT distribution requirements. These borrowing needs could result from:
•	differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes,
•	the effect of non-deductible capital expenditures,
•	the creation of reserves, or
•	required debt or amortization payments.

We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of BioMed Realty Trust, Inc.’s common stock or preferred stock.
To maintain BioMed Realty Trust, Inc.’s REIT status, we may be forced to forego otherwise attractive opportunities.
For BioMed Realty Trust, Inc. to qualify as a REIT, we must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to BioMed Realty Trust, Inc.’s stockholders and the ownership of BioMed Realty Trust, Inc.’s stock. We may be required to make distributions to BioMed Realty Trust, Inc.’s stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Risks Related to the Ownership of BioMed Realty Trust, Inc. Stock
The market price and trading volume of BioMed Realty Trust, Inc.’s common stock may be volatile.
The market price of BioMed Realty Trust, Inc.’s common stock has recently been, and may continue to be, volatile. In addition, the trading volume in BioMed Realty Trust, Inc.’s common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of BioMed Realty Trust, Inc.’s common stock will not fluctuate or decline significantly in the future.
Some of the factors that could negatively affect BioMed Realty Trust, Inc.’s share price or result in fluctuations in the price or trading volume of BioMed Realty Trust, Inc.’s common stock include:
•	actual or anticipated variations in our quarterly operating results or distributions,
•	changes in our funds from operations or earnings estimates,
•	publication of research reports about us or the real estate industry,
•	increases in market interest rates that lead purchasers of BioMed Realty Trust, Inc.’s shares to demand a higher yield,
•	changes in market valuations of similar companies,
•	adverse market reaction to any additional debt we incur or acquisitions we make in the future,
•	additions or departures of key management personnel,
•	actions by institutional stockholders,
•	speculation in the press or investment community,
•	the realization of any of the other risk factors presented in this report, and
•	general market and economic conditions.

Broad market fluctuations could negatively impact the market price of BioMed Realty Trust, Inc.’s common stock or preferred stock.
The stock market has recently experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of BioMed Realty Trust, Inc.’s common stock or preferred stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of BioMed Realty Trust, Inc.’s common stock or preferred stock.
Market interest rates may have an adverse effect on the market price of BioMed Realty Trust, Inc.’s securities.
One of the factors that will influence the price of BioMed Realty Trust, Inc.’s common stock and preferred stock will be the dividend yield on such stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of BioMed Realty Trust, Inc.’s common stock or Series A preferred stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of BioMed Realty Trust, Inc.’s common stock and Series A preferred stock to fall.
Our distributions to unitholders and stockholders may decline at any time.
We may not continue our current level of distributions to unitholders and stockholders. BioMed Realty Trust, Inc.’s board of directors will determine future distributions based on a number of factors, including:
•	cash available for distribution,
•	operating results,
•	our financial condition, especially in relation to our anticipated future capital needs,
•	then current expansion plans,

•	the distribution requirements for REITs under the Code, and

•	other factors our board deems relevant.
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of BioMed Realty Trust, Inc.’s common stock and the annual distribution rate on BioMed Realty, L.P.’s OP units to $0.44 per share or unit, starting in the second quarter of 2009. We subsequently increased these rates to $0.56 per share or unit, starting in the fourth quarter of 2009, to $0.60 per share or unit, starting in the second quarter of 2010, and to $0.68 per share or unit, starting in the third quarter of 2010. The decision to declare and pay dividends on shares of BioMed Realty Trust, Inc.’s common stock or distributions to BioMed Realty, L.P.’s OP units in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of BioMed Realty Trust, Inc.’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.

The number of shares of BioMed Realty Trust, Inc.’s common stock available for future sale could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
We cannot predict whether future issuances of shares of BioMed Realty Trust, Inc.’s common stock or the availability of shares for resale in the open market will decrease the market price per share of BioMed Realty Trust, Inc.’s common stock. As of December 31, 2010, 131,046,509 shares of BioMed Realty Trust, Inc.’s common stock were issued and outstanding, as well as BioMed Realty L.P.’s operating partnership units and LTIP units which may be exchanged for 2,593,538 and 407,712 shares of BioMed Realty Trust, Inc.’s common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2010. In addition, as of December 31, 2010, we had reserved an additional 2,509,809 shares of common stock for future issuance under our incentive award plan, 534,107 shares potentially issuable upon exchange of the Notes due 2026 (based on the exchange rate as of December 31, 2010), and 9,914,076 shares potentially issuable upon exchange of the Notes due 2030 (based on the exchange rate as of December 31, 2010). Sales of substantial amounts of shares of BioMed Realty Trust, Inc.’s common stock in the public market, or upon exchange of operating partnership units, LTIP units, the Notes due 2026 or the Notes due 2030, or the perception that such sales might occur, could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
Furthermore, under the rules adopted by the Securities and Exchange Commission in December 2005 regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 4, 2009, we filed such an automatic shelf registration statement, as amended, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.
Any of the following could have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock:
•	the exchange of operating partnership units, LTIP units, the Notes due 2026 or the Notes due 2030,
•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,
•	additional issuances of preferred stock with liquidation or distribution preferences, and
•	other issuances of BioMed Realty Trust, Inc.’s common stock.
Additionally, the existence of operating partnership units, LTIP units, the Notes due 2026 or the Notes due 2030 and shares of BioMed Realty Trust, Inc.’s common stock reserved for issuance upon exchange of operating partnership units, LTIP units, the Notes due 2026 or the Notes due 2030 and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of BioMed Realty Trust, Inc.’s common stock may be dilutive to existing stockholders.
From time to time we also may issue shares of BioMed Realty Trust, Inc.’s common stock or BioMed Realty, L.P. operating partnership units in connection with property, portfolio or business acquisitions. We may grant additional demand or piggyback registration rights in connection with these issuances. Sales of substantial amounts of BioMed Realty Trust, Inc.’s common stock, or the perception that these sales could occur, may adversely affect the prevailing market price of BioMed Realty Trust, Inc.’s common stock or may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Existing Portfolio
At December 31, 2010, our portfolio consisted of 85 properties, representing 147 buildings with an aggregate of approximately 12.2 million rentable square feet.

The following reflects the classification of our properties between stabilized (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Research Center property), development (properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2010:

				Unconsolidated Partnership
	Consolidated Portfolio			Portfolio			Total Portfolio
		Rentable			Rentable			Rentable
		Square	Percent		Square	Percent		Square	Percent
	Properties	Feet	Leased	Properties	Feet	Leased	Properties	Feet	Leased
Stabilized	53	6,518,536	98.6%	4	72,863	100.0%	57	6,591,399	98.6%

Lease up	22	2,998,293	65.0%	3	881,695	44.1%	25	3,879,988	60.2%

Current operating portfolio	75	9,516,829	88.0%	7	954,558	48.3%	82	10,471,387	84.4%
Long-term lease up	1	1,389,517	24.0%	—	—	n/a	1	1,389,517	24.0%

Total operating portfolio	76	10,906,346	79.9%	7	954,558	48.3%	83	11,860,904	77.3%
Development	1	176,000	100.0%	—	—	n/a	1	176,000	100.0%

Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a

Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total property portfolio	78	11,234,491	79.1%	7	954,558	48.3%	85	12,189,049	76.7%

Development potential		2,626,000						2,626,000

Total portfolio		13,860,491						14,815,049

Our total portfolio by market at December 31, 2010 was as follows:

		Current (1)			Expiration (2)
				Annualized			Annualized
	Leased		Percent of	Base Rent		Percent of	Base Rent
	Square	Annualized	Annualized	per Leased	Annualized	Annualized	per Leased
Market	Feet	Base Rent	Base Rent	Sq Ft	Base Rent	Base Rent	Sq Ft
		(in thousands)			(in thousands)
Boston (3)	2,201,857	$118,915	33.6%	$54.01	$128,303	30.4%	$58.27
San Francisco	1,596,534	56,166	15.8%	35.18	70,260	16.6%	44.01
San Diego (3)	1,713,821	54,925	15.5%	32.05	69,793	16.5%	40.72
Maryland	1,502,766	54,402	15.4%	36.20	70,858	16.8%	47.15
New York / New Jersey	1,060,042	35,512	10.0%	33.50	44,387	10.5%	41.87
Pennsylvania	710,005	15,707	4.4%	22.12	17,213	4.1%	24.24
Seattle	180,136	7,711	2.2%	42.81	9,160	2.2%	50.85
University Related — Other	381,390	11,068	3.1%	29.02	12,128	2.9%	31.80

Total Portfolio / Weighted Average	9,346,551	$354,406	100.0%	$37.92	$422,102	100.0%	$45.16

(1)
In this and other tables, annualized current base rent is the monthly contractual rent under existing leases at December 31, 2010, or if rent has not yet commenced, the first monthly rent amount that will be due at rent commencement, multiplied by 12 months.

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

Properties we owned, or had an ownership interest in, at December 31, 2010 were as follows:

	Rentable	Percent
Property	Square Feet	Leased
Boston
Albany Street	75,003	100.0%
Center for Life Science | Boston	704,159	91.1%
Charles Street	47,912	100.0%
Coolidge Avenue	37,400	34.7%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	n/a
Fresh Pond Research Park	90,702	56.8%
675 West Kendall Street (Kendall A)	302,919	98.7%
500 Kendall Street (Kendall D)	349,325	98.5%
Sidney Street	191,904	100.0%
Vassar Street	52,520	0.0%
San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture (1)	72,500	38.1%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	62.1%
Bridgeview Technology Park II	50,400	50.0%
Dumbarton Circle	44,000	100.0%
Eccles Avenue (2)	152,145	0.0%
Forbes Boulevard	237,984	50.0%
Industrial Road	171,965	83.8%
Gateway Business Park	284,013	100.0%
Kaiser Drive	87,953	56.8%
Pacific Research Center	1,389,517	24.0%
Science Center at Oyster Point	204,887	100.0%
Maryland
Beckley Street	77,225	100.0%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
Medical Center Drive	217,983	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
50 West Watkins Mill Road	57,410	100.0%
55 / 65 West Watkins Mill Road	82,405	100.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
4570 Executive Drive	125,219	100.0%
4775 / 4785 Executive Drive	62,896	0.0%
Faraday Avenue	28,704	100.0%
Gazelle Court(3)	176,000	100.0%
3525 John Hopkins Court	48,306	100.0%
3545-3575 John Hopkins Court	72,192	29.7%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6828 Nancy Ridge Drive	42,138	100.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	79.6%
San Diego Science Center	105,364	75.7%
10240 Science Center Drive	49,347	100.0%
10255 Science Center Drive	53,740	100.0%
Sorrento Valley Boulevard	54,924	100.0%
11388 Sorrento Valley Road	35,940	100.0%
Sorrento Plaza	31,184	100.0%
Sorrento West	163,799	91.1%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	100.0%
New York/New Jersey
Graphics Drive	72,300	89.8%
Landmark at Eastview	743,550	85.3%
Landmark at Eastview II	360,520	100.0%
One Research Way	49,421	0.0%

	Rentable	Percent
Property	Square Feet	Leased
Pennsylvania
Eisenhower Road	27,750	59.7%
George Patterson Boulevard	71,500	100.0%
King of Prussia	427,109	87.7%
Phoenixville Pike	104,400	95.7%
Spring Mill Drive	76,561	100.0%
900 Uniqema Boulevard (4)	11,293	100.0%
1000 Uniqema Boulevard (4)	59,821	100.0%
Seattle
Elliott Avenue	154,341	0.0%
500 Fairview Avenue	22,213	100.0%
530 Fairview Avenue	96,188	66.8%
Monte Villa Parkway	51,000	100.0%
217th Place	67,799	62.9%
University Related — Other
Lucent Drive (5)	21,500	100.0%
Paramount Parkway(6)	61,603	100.0%
Patriot Drive(7)	48,394	82.0%
Trade Centre Avenue (8)	78,023	100.0%
Walnut Street (9)	149,984	100.0%
Weston Parkway(10)	30,589	100.0%

Total Consolidated Portfolio/Weighted-Average	11,234,491	79.1%

Unconsolidated Portfolio:
McKellar Court (11)	72,863	100.0%
320 Bent Street (12)	184,405	78.8%
301 Binney Street (12)	417,290	58.3%
301 Binney Garage (12)	503 Stalls	n/a
650 E. Kendall Street (Kendall B) (12)	280,000	0.0%
350 E. Kendall Street Garage (Kendall F) (12)	1,409 Stalls	n/a
Kendall Crossing Apartments (12)	37 Apts.	n/a

Total Portfolio/Weighted-Average	12,189,049	76.7%

(1)	We own an 87.5% membership interest in the limited liability company that owns this property.

(2)	The property was under pre-development at December 31, 2010.

(3)	The property was under development at December 31, 2010.

(4)	Located in New Castle, Delaware.

(5)	Located in Lebanon, New Hampshire.

(6)	Located in Morrisville, North Carolina.

(7)	Located in Durham, North Carolina.

(8)	Located in Longmont, Colorado.

(9)	Located in Boulder, Colorado.

(10)	Located in Cary, North Carolina.

(11)
We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows. The property is located in San Diego, California.

(12)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

Tenant Information
As of December 31, 2010, our consolidated and unconsolidated properties were leased to 160 tenants, and 87% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2010:

			Annualized	Percent of
			Base Rent	Annualized
		Annualized	per Leased	Base Rent -	Lease
	Leased	Base Rent	Square Foot	Current	Expiration
Tenant	Square Feet	Current (1)	Current	Total Portfolio	Date(s)
		(In thousands)
Human Genome Sciences, Inc.	924,970	$42,756	$46.22	12.1%	June 2026
Vertex Pharmaceuticals Incorporated (2)	685,286	31,167	45.48	8.8%	Multiple
Elan Pharmaceuticals, Inc. (3)	419,628	26,121	62.25	7.4%	Multiple
Beth Israel Deaconess Medical Center, Inc.	362,364	25,543	70.49	7.2%	July 2023
Regeneron Pharmaceuticals, Inc.(4)	564,547	22,818	40.42	6.4%	Multiple
Genzyme Corporation	343,000	15,464	45.08	4.4%	August 2018
Merck & Co., Inc. (5)	214,946	10,003	46.54	2.8%	Multiple
Children’s Hospital Corporation	150,215	9,151	60.92	2.6%	May 2023
Ironwood Pharmaceuticals, Inc. (6)	163,646	8,787	53.70	2.5%	February 2016
Centocor Ortho Biotech, Inc. (Johnson & Johnson)	374,387	8,490	22.68	2.4%	April 2014

Total / Weighted Average (7)	4,202,989	$200,300	$47.66	56.6%

(1)
Based on current annualized base rent. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months.

(2)	20,608 square feet expires May 2012, 81,204 square feet expires October 2013, 292,758 square feet expires January 2016, and 290,716 square feet expires May 2018.

(3)
5,198 square feet expires January 2011, 138,963 square feet expires December 2012, 15,482 square feet expires January 2013, 55,098 square feet expires December 2014, 115,888 square feet expires April 2024, and 88,999 square feet expires February 2025.

(4)	16,725 square feet expires March 2011, 6,568 square feet expires August 2011, and 541,254 square feet expires July 2024.

(5)
We own 20% of the limited liability company that owns 320 Bent, a property at which this tenant leases 145,304 square feet. This tenant also guarantees rent on 39,053 square feet leased at Landmark at Eastview and 30,589 square feet leased at Weston Parkway. 39,053 square feet expires July 2012, 30,589 square feet expires January 2014 and 145,304 square feet expires September 2016.

(6)	We own 20% of the limited liability company that owns 301 Binney, at which this tenant leases 163,646 square feet.

(7)	Without regard to any early lease terminations and/or renewal options.
Lease Terms
Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. From time to time, we offer rent concessions to new tenants, including periods of free rent or contractual rent discounted from prevailing market rates. Any decision to offer a rent concession, however, is made on a case-by-case basis after taking into account factors such as anticipated lease terms, general and local market conditions, local practices and tenant characteristics. Approximately 98.8% of current annualized base rent at December 31, 2010 was earned from triple-net leases. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

Item 3. Legal Proceedings
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty Trust, Inc.)
BioMed Realty Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 7, 2011, the reported closing sale price per share for BioMed Realty Trust, Inc.’s common stock on the NYSE was $18.20 and there were approximately 240 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share
First Quarter 2009	$13.52	$6.02	$6.77	$0.335
Second Quarter 2009	$12.21	$6.47	$10.23	$0.110
Third Quarter 2009	$15.31	$9.16	$13.80	$0.110
Fourth Quarter 2009	$16.59	$12.62	$15.78	$0.140
First Quarter 2010	$17.88	$13.36	$16.54	$0.140
Second Quarter 2010	$19.50	$15.04	$16.09	$0.150
Third Quarter 2010	$19.25	$14.79	$17.92	$0.170
Fourth Quarter 2010	$19.50	$16.64	$18.65	$0.170
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty, L.P.)
There is no established public trading market for BioMed Realty, L.P.’s OP units. As of February 7, 2011, there were 19 holders of record of BioMed Realty, L.P.’s OP units, including BioMed Realty Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to BioMed Realty, L.P.’s OP units for the periods indicated.

Cash Distribution
Period	per Unit
First Quarter 2009	$0.335
Second Quarter 2009	$0.110
Third Quarter 2009	$0.110
Fourth Quarter 2009	$0.140
First Quarter 2010	$0.140
Second Quarter 2010	$0.150
Third Quarter 2010	$0.170
Fourth Quarter 2010	$0.170

As of December 31, 2010, there were 133,640,047 operating partnership units and 407,712 LTIP units outstanding, and (1) there were no operating partnership units subject to outstanding options or warrants to purchase, (2) there were no securities convertible into BioMed Realty, L.P.’s operating partnership units and (3) there were no operating partnership units that have been, or are proposed to be, publicly offered by us. As of December 31, 2010, there were 101,669,117 operating partnership units which could be sold pursuant to Rule 144 under the Securities Act, subject to other restrictions on transfer in the securities laws or in BioMed Realty, L.P.’s partnership agreement. Currently, pursuant to the terms of BioMed Realty, L.P.’s partnership agreement, any transfer of OP units by the limited partners, except to us, as general partner, to an affiliate of the transferring limited partner, to other original limited partners, to immediate family members of the transferring limited partner, to a trust for the benefit of a charitable beneficiary, or to a lending institution as collateral for a bona fide loan, subject to specified limitations, will be subject to a right of first refusal by us and must be made only to “accredited investors” as defined under Rule 501 of the Securities Act.
We intend to continue to declare quarterly distributions on BioMed Realty, L.P.’s OP units and BioMed Realty Trust, Inc.’s common stock. The actual amount and timing of future distributions will be at the discretion of BioMed Realty Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facility limits our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s common stockholders. The limitation is based on 95% of funds from operations, but not less than the minimum necessary to enable us to meet our REIT income distribution requirements. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility, or the indenture governing the Notes due 2020. However, there can be no assurances in that regard.
Sales of Unregistered Equity Securities
During 2010, BioMed Realty, L.P. issued operating partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:
During the year ended December 31, 2010, BioMed Realty Trust, Inc. issued, net of forfeitures, an aggregate of 544,930 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by BioMed Realty Trust, Inc. in connection with such an award, BioMed Realty, L.P. issued a restricted operating partnership unit to BioMed Realty Trust, Inc. During the year ended December 31, 2010, BioMed Realty, L.P. issued, net of forfeitures, an aggregate of 544,930 restricted operating partnership units to BioMed Realty Trust, Inc., as required by BioMed Realty, L.P.’s partnership agreement.
On September 28, 2010, BioMed Realty Trust, Inc. sold 17,250,000 shares of its common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, to Wells Fargo Securities, LLC, Raymond James & Associates, Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as representatives of the several underwriters. BioMed Realty Trust, Inc. contributed the net proceeds from this offering of approximately $289.5 million, after deducting the underwriters’ discount and commissions and estimated offering expenses, to BioMed Realty, L.P. in exchange for 17,250,000 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to BioMed Realty Trust, Inc.’s shelf registration statement on Form S-3 (File No. 333-161751).
On April 19, 2010, BioMed Realty Trust, Inc. sold 13,225,000 shares of its common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, to Raymond James & Associates, Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC, Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc., as representatives of the several underwriters. BioMed Realty Trust, Inc. contributed the net proceeds from this offering of approximately $218.8 million, after deducting the underwriters’ discount and commissions and estimated offering expenses, to BioMed Realty, L.P. in exchange for 13,225,000 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to BioMed Realty Trust, Inc.’s shelf registration statement on Form S-3 (File No. 333-161751).
On September 4, 2009, BioMed Realty Trust, Inc. entered into equity distribution agreements with each of Raymond James & Associates, Inc., UBS Securities LLC and Wells Fargo Securities, LLC, under which it may offer and sell shares of its common stock having an aggregate offering price of up to $120.0 million over time. During the year ended December 31, 2010, BioMed Realty Trust, Inc. issued an aggregate of 951,000 shares under the equity distribution agreements. BioMed Realty Trust, Inc. contributed the net proceeds from this program of approximately $15.4 million, after deducting the underwriters’ discount and commissions and offering expenses, to BioMed Realty, L.P. in exchange for 951,000 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to BioMed Realty Trust, Inc.’s shelf registration statement on Form S-3 (File No. 333-161751).
Stock Performance Graph
The following graph shows a comparison from December 31, 2005 to December 31, 2010 of cumulative total shareholder return, calculated on a dividend reinvested basis, for BioMed Realty Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of BioMed Realty Trust, Inc.’s common stock, the S&P 500 and the Industry Index on December 31, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.
Source: SNL Financial LC

Item 6. Selected Financial Data
The following sets forth selected consolidated financial and operating information which is derived from our audited consolidated financial statements. The following data should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.
BIOMED REALTY TRUST, INC.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Income:
Revenues:
Total revenues	$386,437	$361,166	$301,973	$266,109	$218,735

Expenses:
Rental operations and real estate taxes	112,438	104,824	84,729	71,142	60,999
Depreciation and amortization	115,355	109,620	84,227	72,202	65,063
General and administrative	25,901	22,455	22,659	21,474	17,992
Acquisition related expenses	3,053	464	175	396	93

Total expenses	256,747	237,363	191,790	165,214	144,147

Income from operations	129,690	123,803	110,183	100,895	74,588
Equity in net (loss)/income of unconsolidated partnerships	(1,645)	(2,390)	(1,200)	(893)	83
Interest income	172	308	485	990	1,102
Interest expense	(86,245)	(64,998)	(41,172)	(28,786)	(40,945)
(Loss)/gain on derivative instruments	(453)	203	(19,948)	—	—
(Loss)/gain on extinguishment of debt	(2,205)	3,264	14,783	—	—

Income from continuing operations	39,314	60,190	63,131	72,206	34,828
Income from discontinued operations before gain on sale of assets	—	—	—	639	1,542
Gain on sale of real estate assets	—	—	—	1,087	—

Income from discontinued operations	—	—	—	1,726	1,542

Net income	39,314	60,190	63,131	73,932	36,370
Net income attributable to noncontrolling interests	(498)	(1,468)	(2,077)	(2,531)	(1,610)

Net income attributable to the Company	38,816	58,722	61,054	71,401	34,760
Preferred stock dividends	(16,963)	(16,963)	(16,963)	(16,868)	—

Net income available to common stockholders	$21,853	$41,759	$44,091	$54,533	$34,760

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.19	$0.45	$0.61	$0.81	$0.59
Diluted earnings per share	$0.19	$0.45	$0.61	$0.80	$0.59
Net income per share available to common stockholders:
Basic earnings per share	$0.19	$0.45	$0.61	$0.83	$0.61
Diluted earnings per share	$0.19	$0.45	$0.61	$0.83	$0.61

	Years Ended December 31,
	2010	2009	2008	2007	2006
Weighted-average common shares outstanding:
Basic	112,698,704	91,011,123	71,684,244	65,303,204	55,928,975
Diluted	115,718,199	91,851,002	75,408,153	68,738,694	58,886,694
Cash dividends declared per common share	$0.63	$0.70	$1.34	$1.24	$1.16
Cash dividends declared per preferred share	$1.84	$1.84	$1.84	$1.83	—
Balance Sheet Data (at period end):
Investments in real estate, net	$3,536,114	$2,971,767	$2,960,429	$2,807,599	$2,457,721
Total assets	3,959,754	3,283,274	3,229,314	3,058,631	2,692,572
Total indebtedness	1,497,465	1,361,805	1,341,099	1,489,585	1,329,588
Total liabilities	1,646,858	1,459,342	1,591,365	1,641,850	1,444,843
Total equity	2,312,896	1,823,932	1,637,949	1,416,781	1,247,729
Other Data:
Cash flows from/(used in):
Operating activities	161,895	144,128	115,046	114,965	101,588
Investing activities	(710,986)	(156,666)	(218,661)	(409,301)	(1,339,463)
Financing activities	550,636	11,038	111,558	282,151	1,243,227

BIOMED REALTY, L.P.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Income:
Revenues:
Total revenues	$386,437	$361,166	$301,973	$266,109	$218,735

Expenses:
Rental operations and real estate taxes	112,438	104,824	84,729	71,142	60,999
Depreciation and amortization	115,355	109,620	84,227	72,202	65,063
General and administrative	25,901	22,455	22,659	21,474	17,992
Acquisition related expenses	3,053	464	175	396	93

Total expenses	256,747	237,363	191,790	165,214	144,147

Income from operations	129,690	123,803	110,183	100,895	74,588
Equity in net (loss)/income of unconsolidated partnerships	(1,645)	(2,390)	(1,200)	(893)	83
Interest income	172	308	485	990	1,102
Interest expense	(86,245)	(64,998)	(41,172)	(28,786)	(40,945)
(Loss)/gain on derivative instruments	(453)	203	(19,948)	—	—
(Loss)/gain on extinguishment of debt	(2,205)	3,264	14,783	—	—

Income from continuing operations	39,314	60,190	63,131	72,206	34,828
Income from discontinued operations before gain on sale of assets	—	—	—	639	1,542
Gain on sale of real estate assets	—	—	—	1,087	—

Income from discontinued operations	—	—	—	1,726	1,542

Net income	39,314	60,190	63,131	73,932	36,370
Net income attributable to noncontrolling interests	48	64	9	(45)	137

Net income attributable to the operating partnership	39,362	60,254	63,140	73,887	36,507
Preferred unit dividends	(16,963)	(16,963)	(16,963)	(16,868)	—

Net income available to the operating partnership	$22,399	$43,291	$46,177	$57,019	$36,507

Income from continuing operations attributable to unitholders:
Basic earnings per unit	$0.19	$0.45	$0.61	$0.80	$0.59
Diluted earnings per unit	$0.19	$0.45	$0.61	$0.80	$0.59
Net income per unit attributable to unitholders:
Basic earnings per unit	$0.19	$0.45	$0.61	$0.83	$0.61
Diluted earnings per unit	$0.19	$0.45	$0.61	$0.83	$0.61
Weighted-average units outstanding:
Basic	115,572,569	94,005,382	74,753,230	68,219,557	58,792,539
Diluted	115,572,569	94,005,382	75,408,153	68,738,694	58,886,694
Cash distributions declared per unit	$0.63	$0.70	$1.34	$1.24	$1.16
Cash distributions declared per preferred unit	$1.84	$1.84	$1.84	$1.83	—
Balance Sheet Data (at period end):
Investments in real estate, net	$3,536,114	$2,971,767	$2,960,429	$2,807,599	$2,457,721
Total assets	3,959,754	3,283,274	3,229,314	3,058,631	2,692,572
Total indebtedness	1,497,465	1,361,805	1,341,099	1,489,585	1,329,588
Total liabilities	1,646,858	1,459,342	1,591,365	1,641,850	1,444,843
Total capital	2,312,896	1,823,932	1,637,949	1,416,781	1,247,729
Other Data:
Cash flows from/(used in):
Operating activities	161,895	144,128	115,046	114,965	101,588
Investing activities	(710,986)	(156,666)	(218,661)	(409,301)	(1,339,463)
Financing activities	550,636	11,038	111,558	282,151	1,243,227

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
Overview
As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner, which may be referred to herein as the “operating partnership.” BioMed Realty Trust, Inc. conducts its business and owns its assets through the operating partnership and operates as a fully integrated, self-administered and self-managed REIT. The operating partnership is focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
We were formed on April 30, 2004 and completed BioMed Realty Trust, Inc.’s initial public offering on August 11, 2004.
At December 31, 2010, we owned or had interests in a portfolio of 85 properties, representing 147 buildings with an aggregate of approximately 12.2 million rentable square feet.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2010, our current operating portfolio (which includes both the consolidated portfolio and unconsolidated partnership portfolio) was 84.4% leased to 154 tenants. As of December 31, 2009, our current operating portfolio was 87.4% leased to 117 tenants. The decrease in the overall leasing percentage reflects an increase in the rentable square footage in our current operating portfolio due to acquisitions and the delivery of development and redevelopment properties during the year ended December 31, 2010. Our current operating portfolio increased by approximately 1.9 million rentable square feet, or 22.6%, and total leased square footage increased by approximately 1.5 million square feet, or 19.5%, during the same period.
Leases representing approximately 3.8% of our leased square footage expire during 2011 and leases representing approximately 6.7% of our leased square footage expire during 2012. Our leasing strategy for 2011 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.

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
The following summarizes our consolidated properties under development at December 31, 2010:

	Current		Estimated
	Rentable	Percent	In-Service
Property	Square Feet	Leased	Date(1)
Pre-development (2)
Eccles Avenue	152,145	0.0%	N/A
Development
Gazelle Court	176,000	100.0%	Q1 2012

Total/Weighted-Average	328,145	53.6%

(1)
Our estimate of the time in which development will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities. We currently estimate that we will invest up to an additional $45.1 million before the development of these properties is substantially complete.

(2)	Pre-development includes development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction.

Lease Expirations
The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2010. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Annualized
				Percent of	Base Rent
		Percent of	Annualized	Annualized	per Leased
	Leased	Leased	Base Rent	Base Rent	Square Foot
Year of Lease Expiration	Square Feet	Square Feet	Current	Current	Current
	(In thousands)
Month-to-month	44,154	0.5%	$682	0.2%	$15.45
2011	348,487	3.8%	8,256	2.3%	23.69
2012	629,170	6.7%	22,830	6.4%	36.29
2013	646,852	6.9%	16,223	4.6%	25.08
2014	797,021	8.5%	22,368	6.3%	28.06
2015	330,103	3.5%	9,745	2.7%	29.52
2016	1,167,445	12.5%	45,407	12.8%	38.89
2017	118,045	1.3%	3,587	1.0%	30.39
2018	1,117,326	12.0%	50,537	14.3%	45.23
2019	270,150	2.9%	7,692	2.2%	28.47
2020	537,250	5.7%	19,297	5.4%	35.92
Thereafter	3,340,548	35.7%	147,782	41.8%	44.24

Total Portfolio / Weighted Average	9,346,551	100.0%	$354,406	100.0%	$37.92

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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. On an ongoing basis, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Below is a discussion of accounting policies that we consider critical in that they address the most material parts of our financial statements, require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investments in Real Estate
Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement
Our estimates of useful lives have a direct impact on our net income. If expected useful lives of our investments in real estate were shortened, we would depreciate the assets over a shorter time period, resulting in an increase to depreciation expense and a corresponding decrease to net income on an annual basis.
Management must make significant assumptions in determining the value of assets and liabilities acquired. The use of different assumptions in the allocation of the purchase cost of the acquired properties could affect the timing of recognition of the related revenue and expenses. The fair-value of tangible assets of an acquired property (which includes land, buildings and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by us in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on current market demand.
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
Rental operations expenses, consisting of real estate taxes, insurance and common area maintenance costs, are subject to recovery from tenants under the terms of our lease agreements. Amounts recovered are dependent on several factors, including occupancy and lease terms. Revenues are recognized in the period the expenses are incurred. The reimbursements are recorded in revenues as tenant recoveries, and the expenses are recorded in rental operations expenses, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and bears the credit risk.
On an ongoing basis, we evaluate the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when we have no continuing obligation to provide services to such former tenants.
Investments in Partnerships and Limited Liability Companies
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have determined that we are the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements.

If the above conditions do not apply, we consider whether a general partner or managing member controls a limited partnership or limited liability company, respectively. The general partner in a limited partnership or managing member in a limited liability company is presumed to control that limited partnership or limited liability company, as applicable. The presumption may be overcome if the limited partners or members have either (1) the substantive ability to dissolve the limited partnership or limited liability company, as applicable, or otherwise remove the general partner or managing member, as applicable, without cause or (2) substantive participating rights, which provide the limited partners or members with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s or limited liability company’s business, as applicable, and thereby preclude the general partner or managing member from exercising unilateral control over the partnership or limited liability company, as applicable. If these criteria are met and we are the general partner or the managing member, as applicable, the consolidation of the partnership or limited liability company is required.
Except for investments that are consolidated, we account for investments in entities over which we exercise significant influence, but do not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in our consolidated statements of income.
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2010.
Assets and Liabilities Measured at Fair-Value
We measure financial instruments and other items at fair-value where required under GAAP, but have elected not to measure any additional financial instruments and other items at fair-value as permitted under fair-value option accounting guidance.
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

We have used interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair-values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair-value measurements. In adjusting the fair-value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
Derivative Instruments
We record all derivatives on the consolidated balance sheets at fair-value. In determining the fair-value of our derivatives, we consider our credit risk and that of our counterparties. These counterparties are generally larger financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions, including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads. The ongoing disruptions in the financial markets have heightened the risks to these institutions. While management believes that our counterparties will meet their obligations under the derivative contracts, it is possible that defaults may occur.
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

Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 11 of the Notes to Consolidated Financial Statements included elsewhere herein). We formally document the hedging relationships for all derivative instruments, have historically accounted for our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.
Results of Operations
The following is a comparison, for the years ended December 31, 2010 and 2009 and for the years ended December 31, 2009 and 2008, of the consolidated operating results of BioMed Realty Trust, Inc. (including the operating results of BioMed Realty, L.P.).
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2010 or 2009), new properties (properties that were not owned for each of the full years ended December 31, 2010 and 2009 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$209,152	$214,187	$72,891	$55,713	$13,057	$—	$7	$1
Tenant recoveries	54,918	56,034	28,983	20,622	2,597	—	905	750
Other income	1,655	11,125	817	8	—	—	1,455	2,726

Total revenues	$265,725	$281,346	$102,691	$76,343	$15,654	$—	$2,367	$3,477

Rental Revenues. Rental revenues increased $25.2 million to $295.1 million for the year ended December 31, 2010 compared to $269.9 million for the year ended December 31, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Landmark at Eastview and Pacific Research Center properties), properties acquired in 2010, and the commencement of leases. Same property rental revenues decreased $5.0 million, or 2.4%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily a result of decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, the full amortization of below-market intangible assets in 2009 and 2010, and the recognition of accelerated amortization of below-market lease intangible assets related to lease terminations of $2.7 million in 2009, partially offset by the commencement of new leases at certain properties in 2010.
Tenant Recoveries. Revenues from tenant reimbursements increased $10.0 million to $87.4 million for the year ended December 31, 2010 compared to $77.4 million for the year ended December 31, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science | Boston and Landmark at Eastview properties) and properties acquired in 2010, partially offset by a reduction in tenant recoveries due to lease expirations and changes in 2009 at certain properties at which the tenant began to pay vendors directly for certain recoverable expenses. Same property tenant recoveries decreased $1.1 million, or 2.0%, for the year ended December 31, 2010 compared to the same period in 2009 primarily as a result of a reduction in tenant recoveries due to lease expirations and changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses, partially offset by lease commencements.

The percentage of recoverable expenses recovered at our properties increased to 77.7% for the year ended December 31, 2010 compared to 73.8% for the year ended December 31, 2009, primarily due to the commencement of expense recovery for leases that commenced during 2009 and 2010 and the acquisition of properties in 2010, the majority of which were fully leased. In addition, property recovery percentages in 2009 were affected by an increase in the rental operations expense of approximately $6.3 million related to early lease terminations and tenant receivables that were deemed to be uncollectible as of December 31, 2009.
Other Income. Other income was $3.9 million for the year ended December 31, 2010 compared to $13.9 million for the year ended December 31, 2009. Other income for the year ended December 31, 2010 primarily comprised proceeds related to a tenant bankruptcy of approximately $1.4 million, consideration received related to an early lease termination of approximately $790,000, realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Other income for the year ended December 31, 2009 primarily comprised consideration received related to early lease terminations of approximately $10.9 million and development fees earned from our PREI joint ventures.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/
			Development
	Same Properties		Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$44,056	$48,278	$25,192	$20,057	$1,609	$—	$5,004	$4,878
Real estate taxes	22,724	21,575	12,474	10,036	1,379	—	—	—
Depreciation and amortization	68,076	79,316	39,787	30,304	7,492	—	—	—

Total expenses	$134,856	$149,169	$77,453	$60,397	$10,480	$—	$5,004	$4,878

Rental Operations Expense. Rental operations expense increased $2.7 million to $75.9 million for the year ended December 31, 2010 compared to $73.2 million for the year ended December 31, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science | Boston, Pacific Research Center, and Landmark at Eastview properties), properties acquired in 2010, offset by a decrease in bad debt expense. For the years ended December 31, 2010 and 2009, we recorded bad debt expense of $1.8 million and $6.3 million, respectively. The decrease in the bad debt expense was primarily due to amounts deemed to be uncollectible as a result of a higher number of tenant bankruptcies (totaling $0 and approximately $534,000 of bad debt expense for the years ended December 31, 2010 and 2009, respectively), lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the year ended December 31, 2009 as compared to 2010.
Same property rental operations expense decreased $4.2 million, or 8.7%, for the year ended December 31, 2010 compared to 2009 primarily due to the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $4.5 million in 2009 and changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses.
Real Estate Tax Expense. Real estate tax expense increased $5.0 million to $36.6 million for the year ended December 31, 2010 compared to $31.6 million for the year ended December 31, 2009. The increase was primarily due to properties that were under redevelopment or development in the prior year for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science | Boston and Pacific Research Center properties), properties acquired in 2010 and increases in the assessed value and tax rates relating to certain properties. Same property real estate tax expense increased $1.1 million, or 5.3%, for the year ended December 31, 2010 compared to 2009 primarily due to the receipt of a real estate tax refund at a property in 2009.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.8 million to $115.4 million for the year ended December 31, 2010 compared to $109.6 million for the year ended December 31, 2009. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties (principally at our Elliott Avenue, Landmark at Eastview and Pacific Research Center properties) and depreciation at properties acquired in 2010, partially offset by the acceleration of depreciation on certain assets related to early lease terminations of approximately $10.2 million that occurred in 2009. The decline in same property depreciation and amortization expense is a result of this additional expense recorded in 2009.

General and Administrative Expenses. General and administrative expenses increased $3.4 million to $25.9 million for the year ended December 31, 2010 compared to $22.5 million for the year ended December 31, 2009. The increase was primarily due to an increase in headcount and related aggregate compensation costs as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses increased to $3.1 million for the year ended December 31, 2010 compared to $464,000 for the year ended December 31, 2009. The increase was primarily due to an increase in acquisition activities in 2010 as compared to the prior year, resulting in the acquisition of 15 properties during 2010 (see Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $745,000 to $1.6 million for the year ended December 31, 2010 compared to $2.4 million for the year ended December 31, 2009. The decreased loss primarily reflects a decrease in expenses at our PREI joint ventures compared to the prior year (an accrual related to the expected outcome of litigation pertaining to the calculation of annual ground lease payment escalations was recorded during 2009) and the commencement of revenue recognition related to leases at a property owned by one of our PREI joint ventures during 2010.
Interest Expense. Interest cost incurred for the year ended December 31, 2010 totaled $91.6 million compared to $77.4 million for the year ended December 31, 2009. Total interest cost incurred increased primarily as a result of: (1) the amortization of deferred interest costs related to our forward starting swaps of approximately $1.8 million per quarter beginning in July 2009, which continued for a full year during 2010, and (2) increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced.
During the year ended December 31, 2010, we capitalized $5.4 million of interest compared to $12.4 million for the year ended December 31, 2009. The decrease reflects the cessation of capitalized interest at our 530 Fairview Avenue, Center for Life Science | Boston, and Landmark at Eastview development projects and our Elliott Avenue and Pacific Research Center redevelopment projects due to the commencement of certain leases at those properties or a cessation of development or redevelopment activities. Although capitalized interest costs on certain properties currently under development or redevelopment will decrease or cease as rentable space at these properties is readied for its intended use through 2011, we expect this decrease to be offset, at least in part, by an increase in interest capitalized at our Gazelle Court development project, which began development activities in April 2010 as well as continued predevelopment activities at certain other properties. Net of capitalized interest and the accretion of debt premiums and a debt discount, interest expense increased $21.2 million to $86.2 million for the year ended December 31, 2010 compared to $65.0 million for the year ended December 31, 2009.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the year ended December 31, 2010 of $453,000 was primarily the result of the voluntary prepayment in full of our secured term loan in April 2010, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010. As a result of the reduction in our variable-rate indebtedness during the three months ended June 30, 2010, we were temporarily overhedged with respect to the outstanding interest rate swaps and we were required to prospectively discontinue hedge accounting with respect to the $250.0 million notional value interest rate swap. Subsequent changes in the fair-value and payments to counterparties associated with the $250.0 million interest rate swap were recorded directly to earnings through the maturity date of June 1, 2010.
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

(Loss)/Gain on Extinguishment of Debt. During the year ended December 31, 2010, we repurchased $26.4 million face value of our Notes due 2026. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the voluntary prepayment of $250.0 million of the outstanding borrowings on our secured term loan. During the year ended December 31, 2009, we repurchased $82.1 million face value of our Notes due 2026 for approximately $73.9 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $4.1 million (net of the write-off of approximately $3.8 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $970,000 to $498,000 for the year ended December 31, 2010 compared to $1.5 million for the year ended December 31, 2009. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain OP units for shares of our common stock and our common stock offerings in April 2010 and September 2010.
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

General and Administrative Expenses. General and administrative expenses decreased $204,000 to $22.5 million for the year ended December 31, 2009 compared to $22.7 million for the year ended December 31, 2008.
Acquisition Related Expenses. Acquisition related expenses totaled $464,000 for the year ended December 31, 2009 compared to $175,000 for the year ended December 31, 2008 due to an increase in acquisition activities in 2009 as compared to the prior year.
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
Gain on Extinguishment of Debt. During the year ended December 31, 2009, we repurchased $82.1 million face value of our Notes due 2026 for approximately $73.9 million. The repurchase resulted in the recognition of a gain on extinguishment of debt of approximately $4.1 million (net of the write-off of approximately $3.8 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $609,000 to $1.5 million for the year ended December 31, 2009 compared to $2.1 million for the year ended December 31, 2008. The decrease in noncontrolling interests was due to a decrease in net income and a reduction in the percentage of noncontrolling interests due to the redemption of certain OP units for shares of our common stock and our common stock offering in May 2009.

Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$161,895	$144,128	$115,046
Net cash used in investing activities	(710,986)	(156,666)	(218,661)
Net cash provided by financing activities	550,636	11,038	111,558
Ending cash and cash equivalents balance	21,467	19,922	21,422
Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009
Net cash provided by operating activities increased $17.8 million to $161.9 million for the year ended December 31, 2010 compared to $144.1 million for the year ended December 31, 2009. Net cash provided by operating activities increased despite a decline in net income primarily due to: (1) an increase in noncash charges including depreciation and amortization expense, loss on extinguishment of debt and deferred interest costs, (2) a decline in noncash rental revenues resulting from the amortization of above and below market leases, (3) the release of restricted cash and (4) an increase in prepaid rents.
Net cash used in investing activities increased $554.3 million to $711.0 million for the year ended December 31, 2010 compared to $156.7 million for the year ended December 31, 2009. The increase in cash used was primarily due to property acquisitions and additions to investments in real estate relating to development and redevelopment activities of approximately $705.3 million during the year ended December 31, 2010, partially offset by decreases in contributions to unconsolidated partnerships related to the repayment of outstanding indebtedness by an unconsolidated partnership in 2009.
Net cash provided by financing activities increased $539.6 million to $550.6 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. The increase was primarily due to the issuance of our Notes due 2030 in January 2010, the issuance of our Notes due 2020 in April 2010 and an increase in proceeds from common stock offerings. Proceeds from these financings were used to repay the outstanding indebtedness on our secured term loan and fund our investing activities.
Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008
Net cash provided by operating activities increased $29.1 million to $144.1 million for the year ended December 31, 2009 compared to $115.0 million for the year ended December 31, 2008. Net cash provided by operating activities increased primarily due to increases in income before depreciation and amortization, gain on extinguishment of debt and allowance for bad debt, partially offset by changes in operating assets and liabilities and the add back for a non-cash loss on derivative instruments in 2008.
Net cash used in investing activities decreased $62.0 million to $156.7 million for the year ended December 31, 2009 compared to $218.7 million for the year ended December 31, 2008. The decrease was primarily due to completion of construction activities on several properties, partially offset by a decrease in proceeds from the sale of real estate assets, and contributions to unconsolidated partnerships.
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

Liquidity and Capital Resources of BioMed Realty Trust, Inc.
In this “Liquidity and Capital Resources of BioMed Realty Trust, Inc.” section, the term the “Company” refers only to BioMed Realty Trust, Inc. on an unconsolidated basis, and excludes the operating partnership and all other subsidiaries. For further discussion of the liquidity and capital resources of the Company on a consolidated basis, see the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below.
The Company’s business is operated primarily through the operating partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the operating partnership. The Company’s principal funding requirement is the payment of dividends on its common and preferred shares. The Company’s principal source of funding for its dividend payments is distributions it receives from the operating partnership.
As of December 31, 2010, the Company owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
The liquidity of the Company is dependent on the operating partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. The Company also guarantees some of the operating partnership’s debt, as discussed further in Note 4 of the Notes to Consolidated Financial Statements included elsewhere herein. If the operating partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the operating partnership.
We believe the operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders. However, we cannot assure you that the operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the operating partnership’s ability to pay its distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.
During the three months ended March 31, 2010, the Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the operating partnership and utilized to repay a portion of its outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes. The Company did not issue any additional shares of common stock pursuant to the equity distribution agreements during the remainder of 2010.
On April 19, 2010, the Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the operating partnership and utilized to repay a portion of its outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
On September 28, 2010, the Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, resulting in net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to the operating partnership and used to fund a portion of the purchase price of previously announced acquisitions, to repay a portion of the operating partnership’s outstanding indebtedness under its unsecured line of credit and for other general corporate and working capital purposes.

The Company may from time to time seek to repurchase or redeem the operating partnership’s outstanding debt, the Company’s shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its on-going operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.
The Company is a well-known seasoned issuer with an effective shelf registration statement which was amended in November 2010 that allows the Company to register unspecified various classes of equity securities and the operating partnership to register unspecified and various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, develop new or existing properties, acquire properties, or for general corporate purposes.
Liquidity and Capital Resources of BioMed Realty, L.P.
In this “Liquidity and Capital Resources of BioMed Realty, L.P.” section, the terms “we”, “our” and “us” refer to the operating partnership together with its consolidated subsidiaries or our operating partnership and BioMed Realty Trust, Inc. together with their consolidated subsidiaries, as the context requires. BioMed Realty Trust, Inc., or our Parent Company, is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our Parent Company, the section entitled “Liquidity and Capital Resources of BioMed Realty Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to our Parent Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of December 31, 2010 were as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$31,842	$45,177	$25,688	$352,822	$6,253	$190,535	$652,317
Unsecured line of credit	392,450	—	—	—	—	—	392,450
Notes due 2026	—	—	—	—	—	19,800	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	424,292	45,177	25,688	352,822	6,253	640,335	1,494,567
Share of unconsolidated indebtedness:
Secured acquisition loan facility (1)	—	40,650	—	—	—	—	40,650
Secured construction loan	40,481	—	—	—	—	—	40,481

Total share of unconsolidated indebtedness	40,481	40,650	—	—	—	—	81,131

Total indebtedness	464,773	85,827	25,688	352,822	6,253	640,335	1,575,698

(1)	Extended on January 19, 2011 from February 10, 2011 to February 10, 2012.
Debt maturities through 2012 include mortgages on our Ardentech Court, 6828 Nancy Ridge Drive, Science Center Drive, Sidney Street and Sorrento West properties, with outstanding balances of $4.2 million, $6.5 million, $10.8 million, $27.4 million and $13.2 million, respectively, as of December 31, 2010.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Our unsecured line of credit has a maturity date of August 1, 2011, which may be extended to August 1, 2012 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition and interim loan facility had a maturity date of February 10, 2011, which on January 19, 2011 was extended to a new maturity date of February 10, 2012. The secured construction loan had a maturity date of February 13, 2011, which on January 11, 2011 was extended to a new maturity date of August 13, 2011. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan. In addition, in April 2010 we received investment grade ratings from two ratings agencies which facilitated our sale of $250.0 million in unsecured debt (due 2020). We believe our investment grade rating will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
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

During the year ended December 31, 2010, our Parent Company issued 951,000 shares of its common stock pursuant to equity distribution agreements executed in 2009, raising approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes. Our Parent Company has not issued any additional shares of its common stock pursuant to the equity distribution agreements since March 31, 2010.
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
On April 19, 2010, our Parent Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, resulting in net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 13,225,000 operating partnership units, and we utilized the net proceeds to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
In April 2010, we received investment grade ratings from two ratings agencies. We sought to obtain an investment grade rating to facilitate access to the investment grade unsecured debt market as part of our overall strategy to maximize our financial flexibility and manage our overall cost of capital. On April 29, 2010, we completed the private placement of $250.0 million aggregate principal amount of our Notes due 2020. The terms of the indenture for the Notes due 2020 requires compliance with various financial covenants including limits on the amount of our total leverage and secured debt and which require us to maintain minimum levels of debt service coverage.
On April 29, 2010, we voluntarily prepaid the remaining $150.0 million of outstanding indebtedness on our secured term loan, securing the release of our remaining subject properties.
In June 2010, we completed the repurchase of $18.0 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $18.3 million. In August 2010, we completed the repurchase of $2.1 million face value of our Notes due 2026. The consideration for each $1,000 principal amount of the Notes due 2026 was 100.3% of par, plus accrued and unpaid interest up to, but not including, the date of purchase, totaling approximately $2.1 million. After giving effect to the purchase, approximately $19.8 million aggregate principal amount of the Notes due 2026 was outstanding as of December 31, 2010.
On September 28, 2010, our Parent Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, resulting in net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 17,250,000 operating partnership units, and we used the net proceeds to fund a portion of the purchase price of previously announced property acquisitions, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.

BioMed Realty Trust, Inc.’s total capitalization at December 31, 2010 was approximately $4.2 billion and comprised the following:

		Aggregate
		Principal
	Shares/Units	Amount or
	at December 31,	Dollar Value	Percent of Total
	2010	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable(1)		$652,317	15.4%
Notes due 2026(2)		19,800	0.5%
Notes due 2030		180,000	4.3%
Notes due 2020(3)		250,000	5.9%
Unsecured line of credit		392,450	9.3%

Total debt		1,494,567	35.4%
Equity:
Common shares, operating partnership and LTIP units outstanding(4)	134,047,759	2,499,990	59.2%
7.375% Series A preferred shares outstanding (5)	9,200,000	230,000	5.4%

Total capital		2,729,990	64.6%

Total capitalization		$4,224,557	100.0%

(1)	Amount excludes debt premiums of $5.6 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $278,000.

(3)	Amount excludes a debt discount of $2.4 million.

(4)
Aggregate principal amount based on the market closing price of the common stock of our Parent Company of $18.65 per share on the last trading day of the quarter (December 31, 2010). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those operating partnership units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At December 31, 2010, 131,046,509 of the outstanding operating partnership units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(5)	Based on the liquidation preference of $25.00 per share for our Parent Company’s 7.375% Series A preferred shares (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At December 31, 2010, the ratio of debt to total asset book value was approximately 37.7%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above.
We may from time to time seek to repurchase or redeem our outstanding debt, OP units or preferred units (subject to the repurchase or redemption of an equivalent number of shares of common stock or preferred stock by our Parent Company) or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or preferred stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our company’s liquidity requirements, contractual restrictions and other factors.

Our unsecured credit agreement, as amended, provides for borrowing capacity on our unsecured line of credit of $720.0 million with a maturity date of August 1, 2011. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment. At maturity, we may refinance the unsecured line of credit, depending on market conditions and the availability of credit, or we may execute the extension option. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on our leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on our leverage. We have deferred the loan costs associated with the amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original unsecured line of credit over the remaining term. At December 31, 2010, we had $392.5 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 1.4% (excluding the effect of interest rate swaps). At December 31, 2010, we had additional borrowing capacity under the unsecured line of credit of up to approximately $319.7 million (net of outstanding letters of credit issued by us and drawable on the unsecured line of credit of approximately $7.8 million).
The indenture governing the Notes due 2020 also contains financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness. We believe we were in compliance with the covenants as of December 31, 2010.
The terms of the credit agreement for the unsecured line of credit include certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable our Parent Company to continue to qualify as a REIT for federal income tax purposes, we will not make distributions with respect to the OP units or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. We believe that we were in compliance with the covenants as of December 31, 2010.
A summary of our outstanding consolidated mortgage notes payable as of December 31, 2010 and 2009 is as follows (in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2010	2009	Maturity Date
Ardentech Court	7.25%	5.06%	$4,237	$4,354	July 1, 2012
Bridgeview Technology Park I (1)	8.07%	5.04%	—	11,246	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	345,577	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	64,230	66,077	December 1, 2018
Lucent Drive(1)	4.75%	4.75%	—	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,488	6,595	September 1, 2012
Road to the Cure (2)	6.70%	5.78%	14,696	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,800	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,395	28,322	June 1, 2012
Sorrento West	7.42%	2.72%	13,247	—	November 10, 2011
9865 Towne Centre Drive	7.95%	7.95%	17,636	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,011	1,191	May 1, 2015

			652,317	662,484
Unamortized premiums			5,605	6,970

			$657,922	$669,454

(1)
In November 2010, we voluntarily prepaid in full the outstanding mortgage notes totaling approximately $16.0 million pertaining to the Bridgeview Technology Park I and Lucent Drive properties, prior to their respective maturity dates.

(2)
In January 2011, we voluntarily prepaid in full the outstanding mortgage note pertaining to the Road to the Cure property, in the amount of approximately $15.1 million including $441,000 of prepayment premium, prior to its maturity date.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
As of December 31, 2010, principal payments due for our indebtedness (excluding debt premiums and discounts, and our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2011	$424,292
2012	45,177
2013	25,688
2014	352,822
2015	6,253
Thereafter(1)	640,335

$1,494,567

(1)
Includes $19.8 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

We are a party to two interest rate swaps, which hedge the risk of increase in interest rates on our variable rate debt. In addition, we entered into forward starting swaps, which were settled with the corresponding counterparties in April 2009, and resulted in the deferral of interest costs recorded in other comprehensive income, which will be amortized as additional interest expense over the term of the corresponding fixed-rate debt.
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
Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. We formally document the hedging relationships for all derivative instruments, we have historically accounted for our interest rate swap agreements as cash flow hedges, and we do not use derivatives for trading or speculative purposes.
As of December 31, 2010, we had two interest rate swaps with an aggregate notional amount of $150.0 million that expire in August 2011, under which at each monthly settlement date we either (1) receive the difference between a fixed interest rate, which we refer to as the strike rate, and one-month LIBOR if the strike rate is less than LIBOR or (2) pay such difference if the strike rate is greater than LIBOR. Each of the two interest rate swaps hedges our exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. One of these interest rate swaps has a notional amount of $35.0 million (interest rate of 5.7%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our unsecured line of credit. The remaining interest rate swap has a notional amount of $115.0 million (interest rate of 5.7%, including the applicable credit spread) and is currently intended to hedge interest payments associated with our unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of December 31, 2010, we had deferred interest costs of approximately $56.2 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009 for approximately $86.5 million. The forward starting swaps were entered into to mitigate our exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009, we closed on $368.0 million in fixed-rate mortgage loans secured by our 9865 Towne Centre Drive and Center for Life Science | Boston properties. The deferred interest costs will be amortized as additional interest expense over a remaining term of approximately nine years. During the year ended December 31, 2010, approximately $7.1 million of deferred interest costs were recognized as additional interest expense.
Our voluntary prepayment of the remaining balance outstanding on the secured term loan (see Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein) and additional repayment of a portion of the outstanding indebtedness on the unsecured line of credit caused our variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010, causing us to be temporarily overhedged. In addition, the use of contributed proceeds from our Parent Company’s September 28, 2010 common stock offering to repay a portion of the outstanding indebtedness on our unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on September 30, 2010, causing us to be temporarily overhedged. As a result, we re-performed tests in each period to assess the effectiveness of our interest rate swaps. The tests indicated that the $250.0 million interest rate swap was no longer highly effective during the three months ended June 30, 2010, resulting in the prospective discontinuance of hedge accounting through the expiration of the interest rate swap on June 1, 2010. From the date that hedge accounting was discontinued, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $1.1 million for the three months ended June 30, 2010, which is included as a component of loss on derivative instruments. In addition, we recorded a charge to earnings of approximately $1.1 million associated with this interest rate swap, relating to interest payments to the swap counterparty and hedge ineffectiveness, which is also included as a component of loss on derivative instruments.

Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at both June 30, 2010 and September 30, 2010 and continued to qualify for hedge accounting, we accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which we were overhedged. This resulted in a cumulative charge to earnings for the year ended December 31, 2010 of approximately $360,000 (net of a gain primarily attributable to the elimination of our overhedged status with respect to the interest rate swaps, upon the expiration of the $250.0 million interest rate swap on June 1, 2010 and an increase in our variable-rate borrowings during the three months ended December 31, 2010).
For the year ended December 31, 2010, we recorded total losses on derivative instruments of $453,000 primarily related to the discontinuance of hedge accounting for our former $250.0 million interest rate swap (see above) and changes in the fair-value of other derivative instruments. For the years ended December 31, 2009, and 2008, we recognized a gain of approximately $203,000 and a loss of approximately $19.9 million, respectively, as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $17.5 million, $19.8 million and $7.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively, and (2) a loss on derivative instruments of $453,000 and $19.9 million for the years ended December 31, 2010 and 2008, respectively, and a gain on derivative instruments of $203,000 for the year ended December 31, 2009. During the next twelve months, we estimate that an additional $10.9 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the years ended December 31, 2010 and 2009, approximately $723,000 and $2.7 million, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following table provides information with respect to our contractual obligations at December 31, 2010, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2010.

Obligation	2011	2012-2013	2014-2015	Thereafter	Total
	(In thousands)
Mortgage notes payable(1)	$31,842	$70,865	$359,075	$190,535	$652,317
Notes due 2026(2)	—	—	—	19,800	19,800
Notes due 2030	—	—	—	180,000	180,000
Notes due 2020(3)	—	—	—	250,000	250,000
Unsecured line of credit(4)	392,450	—	—	—	392,450
Share of debt of unconsolidated partnerships(5)	40,481	40,650	—	—	81,131
Interest payments on debt obligations(6)	74,178	129,367	85,250	185,035	473,830
Construction projects	20,591	—	—	—	20,591
Tenant obligations, lease commissions and other commitments	84,739	93	252	—	85,084

Total	$644,281	$240,975	$444,577	$825,370	$2,155,203

(1)	Balance excludes $5.6 million of unamortized debt premium.

(2)	Balance excludes $278,000 of unamortized debt discount.

(3)	Balance excludes $2.4 million of unamortized debt discount.

(4)
The unsecured line of credit matures on August 1, 2011, but we may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions and paying an extension fee based on the then current facility commitment.

(5)
The maturity dates of the secured acquisition and interim loan facility and the secured construction loan were extended to February 12, 2012 and August 13, 2011, respectively, subsequent to December 31, 2010.

(6)
Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2010, excluding the effect of the interest rate swaps on the underlying debt.

Funds from Operations
We present funds from operations, or FFO, available to common shares of our Parent Company and operating partnership and LTIP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO available to common shares of our Parent Company and OP units and a reconciliation to net income for the years ended December 31, 2010 and 2009 (in thousands, except share and unit data) was as follows:

	Years Ended December 31,
	2010	2009
Net income available to the common stockholders	$21,853	$41,759
Adjustments:
Noncontrolling interests in operating partnership(1)	546	1,532
Interest expense on Notes due 2030(2)	6,563	—
Depreciation and amortization — unconsolidated partnerships	3,206	2,647
Depreciation and amortization — consolidated entities	115,355	109,620
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(93)	(81)

Funds from operations available to common shares and OP units — diluted	$147,430	$155,477

Funds from operations per share — diluted	$1.16	$1.64

Weighted-average common shares outstanding — diluted(2)	126,895,309	95,082,074

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty L.P., included elsewhere herein.

(2)
The year ended December 31, 2010 includes 9,914,076 shares of common stock of our Parent Company, potentially issuable pursuant to the exchange feature of the Notes due 2030 and the related interest expense adjustment based on the “if converted” method (a corresponding number of operating partnership units would be issued to our Parent Company). It also includes 1,263,034 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The year ended December 31, 2009 includes 3,231,072 OP units which are considered anti-dilutive for purposes of calculating diluted earnings per share.

Off Balance Sheet Arrangements
As of December 31, 2010, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.7 million and $15.9 million at December 31, 2010 and 2009, respectively, and the liabilities were $10.5 million at both December 31, 2010 and 2009. Our equity in net income of the McKellar Court partnership was $970,000, $80,000 and $82,000 for the years ended December 31, 2010, 2009, and 2008, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a variable interest entity. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $652.3 million and $636.0 million and the liabilities were $423.6 million and $410.3 million at December 31, 2010 and 2009, respectively. Our equity in net loss of the PREI joint ventures was $2.6 million, $2.5 million, and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	December 31,
Name	Percentage	Rate(2)	2010	2009	Maturity Date

PREI I LLC and PREI II LLC(3)	20%	3.8%	$40,650	$40,650	February 10, 2012
PREI I LLC(4)	20%	1.8%	40,481	38,415	August 13, 2011

Total			$81,131	$79,065

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2010, including the effect of an interest rate cap.

(3)
Amount represents our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility, which bears interest at a rate equal to, at the option of our PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date. On January 19, 2011, the maturity date of the secured acquisition and interim loan facility was extended from February 10, 2011 to February 10, 2012.

(4)
Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 13, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance is being utilized to fund construction costs at the property. On January 11, 2011, the maturity date of the secured construction loan was extended from February 13, 2011 to August 13, 2011. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan.

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
As of December 31, 2010, our consolidated debt consisted of the following (dollars in thousands):

			Effective
			Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	12/31/10
Fixed interest rate(2)	$1,105,015	73.8%	6.16%
Variable interest rate(3)	392,450	26.2%	1.35%

Total/weighted-average effective interest rate	$1,497,465	100.0%	4.90%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including $5.6 million of unamortized premium), our Notes due 2026 (including $278,000 of unamortized debt discount), our Notes due 2030, and our Notes due 2020 (including $2.4 million of unamortized debt discount).

(3)
Includes our unsecured line of credit, which bears interest based at a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which were intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at a weighted average interest rate of 4.7% (excluding applicable credit spreads for the underlying debt).

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2010, the fair-value of the fixed-rate debt was estimated to be $1.2 billion compared to the net carrying value of $1.1 billion (includes $5.6 million of unamortized debt premium, $278,000 of unamortized debt discount associated with the Notes due 2026, and $2.4 million of unamortized debt discount associated with the Notes due 2020). At December 31, 2010, the fair-value of the variable-rate debt was estimated to be $388.6 million compared to the net carrying value of $392.5 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2010 in relation to total assets of $4.0 billion and equity market capitalization of $2.7 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the outstanding unhedged balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at December 31, 2010, a 1% change in interest rates would change our interest costs by approximately $2.8 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
BioMed Realty Trust, Inc.:
We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income/(loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
San Diego, California
February 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:
We have audited BioMed Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 8, 2011 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
San Diego, California
February 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
BioMed Realty, L.P.:
We have audited the accompanying consolidated balance sheets of BioMed Realty, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of income, capital, comprehensive income/(loss), and cash flows for each of the years in the three year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
KPMG LLP
San Diego, California
February 8, 2011

BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Investments in real estate, net	$3,536,114	$2,971,767
Investment in unconsolidated partnerships	57,265	56,909
Cash and cash equivalents	21,467	19,922
Restricted cash	9,971	15,355
Accounts receivable, net	5,874	4,135
Accrued straight-line rents, net	106,905	82,066
Acquired above-market leases, net	30,566	3,047
Deferred leasing costs, net	125,060	83,274
Deferred loan costs, net	11,499	8,123
Other assets	55,033	38,676

Total assets	$3,959,754	$3,283,274

LIABILITIES AND EQUITY
Mortgage notes payable, net	$657,922	$669,454
Secured term loan	—	250,000
Exchangeable senior notes due 2026, net	19,522	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured senior notes due 2020, net	247,571	—
Unsecured line of credit	392,450	397,666
Security deposits	11,749	7,929
Dividends and distributions payable	27,029	18,531
Accounts payable, accrued expenses and other liabilities	98,826	47,388
Derivative instruments	3,826	12,551
Acquired below-market leases, net	7,963	11,138

Total liabilities	1,646,858	1,459,342
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at December 31, 2010 and 2009	222,413	222,413
Common stock, $.01 par value, 200,000,000 and 150,000,000 shares authorized, 131,046,509 and 99,000,269 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,310	990
Additional paid-in capital	2,371,488	1,843,551
Accumulated other comprehensive loss	(70,857)	(85,183)
Dividends in excess of earnings	(221,176)	(167,429)

Total stockholders’ equity	2,303,178	1,814,342
Noncontrolling interests	9,718	9,590

Total equity	2,312,896	1,823,932

Total liabilities and equity	$3,959,754	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental	$295,107	$269,901	$227,464
Tenant recoveries	87,403	77,406	72,166
Other income	3,927	13,859	2,343

Total revenues	386,437	361,166	301,973

Expenses:
Rental operations	75,861	73,213	61,600
Real estate taxes	36,577	31,611	23,129
Depreciation and amortization	115,355	109,620	84,227
General and administrative	25,901	22,455	22,659
Acquisition related expenses	3,053	464	175

Total expenses	256,747	237,363	191,790

Income from operations	129,690	123,803	110,183
Equity in net loss of unconsolidated partnerships	(1,645)	(2,390)	(1,200)
Interest income	172	308	485
Interest expense	(86,245)	(64,998)	(41,172)
(Loss)/gain on derivative instruments	(453)	203	(19,948)
(Loss)/gain on extinguishment of debt	(2,205)	3,264	14,783

Net income	39,314	60,190	63,131
Net income attributable to noncontrolling interests	(498)	(1,468)	(2,077)

Net income attributable to the Company	38,816	58,722	61,054
Preferred stock dividends	(16,963)	(16,963)	(16,963)

Net income available to common stockholders	$21,853	$41,759	$44,091

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.45	$0.61

Weighted-average common shares outstanding:
Basic	112,698,704	91,011,123	71,684,244

Diluted	115,718,199	91,851,002	75,408,153

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling	Total
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Equity
Balance at December 31, 2007	$222,413	65,571,304	$656	$1,291,740	$(21,762)	$(93,546)	$1,399,501	$17,280	$1,416,781
Net proceeds from sale of common stock	—	14,754,000	147	361,983	—	—	362,130	—	362,130
Net issuances of unvested restricted common stock	—	363,917	4	(4)	—	—	—	—	—
Conversion of OP units to common stock	—	68,200	1	485	—	—	486	(895)	(409)
Vesting of share-based awards	—	—	—	6,805	—	—	6,805	—	6,805
Common stock dividends	—	—	—	—	—	(97,081)	(97,081)	—	(97,081)
OP unit distributions	—	—	—	—	—	—	—	(4,669)	(4,669)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	(1,412)	(1,412)
Net income	—	—	—	—	—	61,054	61,054	2,077	63,131
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Unrealized loss on derivative instruments	—	—	—	—	(90,364)	—	(90,364)	—	(90,364)

Balance at December 31, 2008	222,413	80,757,421	808	1,661,009	(112,126)	(146,536)	1,625,568	12,381	1,637,949
Net proceeds from sale of common stock	—	17,302,754	173	173,994	—	—	174,167	—	174,167
Net issuances of unvested restricted common stock	—	581,140	6	(37)	—	—	(31)	—	(31)
Conversion of OP units to common stock	—	358,954	3	2,108	—	—	2,111	(2,111)	—
Vesting of share-based awards	—	—	—	5,625	—	—	5,625	—	5,625
Reallocation of equity to noncontrolling interests	—	—	—	852	—	—	852	(852)	—
Common stock dividends	—	—	—	—	—	(62,652)	(62,652)	—	(62,652)
OP unit distributions	—	—	—	—	—	—	—	(2,245)	(2,245)
Net income	—	—	—	—	—	58,722	58,722	1,468	60,190
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Unrealized gain on marketable securities	—	—	—	—	511	—	511	26	537
Amortization of deferred interest costs	—	—	—	—	3,485	—	3,485	103	3,588
Unrealized gain on derivative instruments	—	—	—	—	22,947	—	22,947	820	23,767

Balance at December 31, 2009	222,413	99,000,269	990	1,843,551	(85,183)	(167,429)	1,814,342	9,590	1,823,932
Net proceeds from sale of common stock	—	31,426,000	314	523,358	—	—	523,672	—	523,672
Net issuances of unvested restricted common stock	—	544,930	5	(1,243)	—	—	(1,238)	—	(1,238)
Conversion of OP units to common stock	—	75,310	1	(30)	—	—	(29)	29	—
Vesting of share-based awards	—	—	—	6,989	—	—	6,989	—	6,989
Reallocation of equity to noncontrolling interests	—	—	—	(1,137)	—	—	(1,137)	1,137	—
Common stock dividends	—	—	—	—	—	(75,600)	(75,600)	—	(75,600)
OP unit distributions	—	—	—	—	—	—	—	(1,895)	(1,895)
Net income	—	—	—	—	—	38,816	38,816	498	39,314
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Reclassification on sale of marketable securities	—	—	—	—	(522)	—	(522)	(15)	(537)
Unrealized loss on marketable securities	—	—	—	—	(72)	—	(72)	(2)	(74)
Amortization of deferred interest costs	—	—	—	—	6,943	—	6,943	171	7,114
Unrealized gain on derivative instruments	—	—	—	—	7,977	—	7,977	205	8,182

Balance at December 31, 2010	$222,413	131,046,509	$1,310	$2,371,488	$(70,857)	$(221,176)	$2,303,178	$9,718	$2,312,896

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Net income available to common stockholders and noncontrolling interests	$22,351	$43,227	$46,168
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	8,630	26,841	(84,374)
Amortization of deferred interest costs	7,114	3,588	—
Equity in other comprehensive income/(loss) of unconsolidated partnerships	71	(503)	(917)
Deferred settlement payments on interest rate swaps, net	(519)	(2,571)	(5,073)
Reclassification on sale of marketable securities	(537)	—	—
Unrealized (loss)/gain on marketable securities	(74)	537	—

Total other comprehensive income/(loss)	14,685	27,892	(90,364)

Comprehensive income/(loss)	37,036	71,119	(44,196)
Comprehensive income attributable to noncontrolling interests	(857)	(2,417)	(2,077)

Comprehensive income/(loss) attributable to common stockholders	$36,179	$68,702	$(46,273)

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$39,314	$60,190	$63,131
Adjustments to reconcile net income to net cash provided by operating activities:
Loss/(gain) on extinguishment of debt	2,156	(3,264)	(14,783)
Loss/(gain) on derivative instruments	453	(203)	19,948
Gain on sale of marketable securities	(865)	(681)	—
Depreciation and amortization	115,355	109,620	84,227
Allowance for doubtful accounts	1,759	6,257	796
Revenue reduction attributable to acquired above-market leases	2,890	1,282	1,416
Revenue recognized related to acquired below-market leases	(3,992)	(7,526)	(6,422)
Revenue reduction attributable to lease incentives	2,209	1,278	2,006
Compensation expense related to restricted common stock and LTIP units	6,989	5,625	6,106
Amortization of deferred loan costs	4,302	3,950	4,107
Amortization of debt premium on mortgage notes payable	(1,939)	(1,853)	(1,343)
Amortization of debt discount on exchangeable senior notes due 2026	573	1,810	1,561
Amortization of debt discount on unsecured senior notes due 2020	128	—	—
Loss from unconsolidated partnerships	2,738	2,390	1,200
Distributions representing a return on capital received from unconsolidated partnerships	1,374	586	687
Amortization of deferred interest costs	7,114	3,588	—
Changes in operating assets and liabilities:
Restricted cash	5,384	(7,478)	990
Accounts receivable	(2,052)	4,197	(5,319)
Accrued straight-line rents	(26,285)	(29,100)	(22,160)
Deferred leasing costs	(5,631)	(8,669)	(11,514)
Other assets	(16,976)	(883)	(4,943)
Security deposits	2,756	306	533
Accounts payable, accrued expenses and other liabilities	24,141	2,706	(5,178)

Net cash provided by operating activities	161,895	144,128	115,046

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(705,304)	(114,191)	(243,452)
Contributions to/purchases of interests in unconsolidated partnerships	(4,397)	(42,825)	—
Sale of marketable securities	1,227	961	—
Proceeds from sale of real estate assets, net of selling costs	—	—	28,800
Distributions representing a return of capital received from unconsolidated partnerships	—	—	1,373
Receipts of master lease payments	189	—	373
Funds held in escrow for acquisitions	(1,800)	—	—
Additions to non-real estate assets	(901)	(611)	(5,755)

Net cash used in investing activities	(710,986)	(156,666)	(218,661)

Financing activities:
Proceeds from common stock offerings	545,804	181,861	371,310
Payment of common stock offering costs	(22,132)	(7,694)	(9,180)
Payment of deferred loan costs	(8,912)	(4,037)	(143)
Mortgage notes proceeds	—	368,000	—
Principal payments on mortgage notes payable	(23,463)	(49,854)	(24,454)
Secured term loan repayments	(250,000)	—	—
Repurchases of exchangeable senior notes due 2026	(26,410)	(74,181)	(28,826)
See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2010	2009	2008
Proceeds from exchangeable senior notes due 2030	180,000	—	—
Proceeds from unsecured senior notes due 2020	247,443	—	—
Unsecured line of credit proceeds	745,392	483,337	199,750
Unsecured line of credit repayments	(750,608)	(194,438)	(361,930)
Secured construction loan proceeds	—	—	81,968
Secured construction loan repayments	—	(507,128)	—
Settlement of derivative instruments	—	(86,482)	—
Deferred settlement payments on interest rate swaps, net	(519)	(2,571)	(5,073)
Distributions to operating partnership unit and LTIP unit holders	(1,816)	(2,966)	(4,547)
Dividends paid to common stockholders	(67,180)	(75,846)	(90,354)
Dividends paid to preferred stockholders	(16,963)	(16,963)	(16,963)

Net cash provided by financing activities	550,636	11,038	111,558

Net increase/(decrease) in cash and cash equivalents	1,545	(1,500)	7,943
Cash and cash equivalents at beginning of year	19,922	21,422	13,479

Cash and cash equivalents at end of year	$21,467	$19,922	$21,422

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $5,442, $12,405, and $42,320, respectively)	$74,620	$52,971	$40,691
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	22,279	13,860	27,053
Accrual for preferred stock dividends declared	4,241	4,241	4,241
Accrual for distributions declared for operating partnership unit and LTIP unit holders	509	430	1,151
Accrued additions to real estate and related intangible assets	37,415	13,296	37,828
Mortgage note assumed (includes premium of $660 in 2010)	13,951	—	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Investments in real estate, net	$3,536,114	$2,971,767
Investment in unconsolidated partnerships	57,265	56,909
Cash and cash equivalents	21,467	19,922
Restricted cash	9,971	15,355
Accounts receivable, net	5,874	4,135
Accrued straight-line rents, net	106,905	82,066
Acquired above-market leases, net	30,566	3,047
Deferred leasing costs, net	125,060	83,274
Deferred loan costs, net	11,499	8,123
Other assets	55,033	38,676

Total assets	$3,959,754	$3,283,274

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$657,922	$669,454
Secured term loan	—	250,000
Exchangeable senior notes due 2026, net	19,522	44,685
Exchangeable senior notes due 2030	180,000	—
Unsecured senior notes due 2020, net	247,571	—
Unsecured line of credit	392,450	397,666
Security deposits	11,749	7,929
Distributions payable	27,029	18,531
Accounts payable, accrued expenses and other liabilities	98,826	47,388
Derivative instruments	3,826	12,551
Acquired below-market leases, net	7,963	11,138

Total liabilities	1,646,858	1,459,342
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $230,000,000 liquidation preference ($25.00 per unit), 9,200,000 units issued and outstanding at December 31, 2010 and 2009	222,413	222,413
Limited partners’ capital, 3,001,250 and 3,076,560 units issued and outstanding at December 31, 2010 and 2009, respectively	9,918	9,723
General partner’s capital, 131,046,509 and 99,000,269 units issued and outstanding at December 31, 2010 and 2009, respectively	2,150,314	1,676,182
Accumulated other comprehensive loss	(69,549)	(84,234)

Total partners’ capital	2,313,096	1,824,084
Noncontrolling interests	(200)	(152)

Total capital	2,312,896	1,823,932

Total liabilities and capital	$3,959,754	$3,283,274

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental	$295,107	$269,901	$227,464
Tenant recoveries	87,403	77,406	72,166
Other income	3,927	13,859	2,343

Total revenues	386,437	361,166	301,973

Expenses:
Rental operations	75,861	73,213	61,600
Real estate taxes	36,577	31,611	23,129
Depreciation and amortization	115,355	109,620	84,227
General and administrative	25,901	22,455	22,659
Acquisition related expenses	3,053	464	175

Total expenses	256,747	237,363	191,790

Income from operations	129,690	123,803	110,183
Equity in net loss of unconsolidated partnerships	(1,645)	(2,390)	(1,200)
Interest income	172	308	485
Interest expense	(86,245)	(64,998)	(41,172)
(Loss)/gain on derivative instruments	(453)	203	(19,948)
(Loss)/gain on extinguishment of debt	(2,205)	3,264	14,783

Net income	39,314	60,190	63,131
Net loss attributable to noncontrolling interests	48	64	9

Net income attributable to the Operating Partnership	39,362	60,254	63,140
Preferred unit distributions	(16,963)	(16,963)	(16,963)

Net income available to the unitholders	$22,399	$43,291	$46,177

Net income per unit attributable to unitholders:
Basic and diluted earnings per unit	$0.19	$0.45	$0.61

Weighted-average units outstanding:
Basic	115,572,569	94,005,382	74,753,230

Diluted	115,572,569	94,005,382	75,408,153

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except share data)

							Accumulated
							Other	Total
	Preferred Series A		Limited Partners’ Capital		General Partner’s Capital		Comprehensive	Partners’	Noncontrolling	Total
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests	Equity
Balance at December 31, 2007	9,200,000	$222,413	3,318,280	$15,947	65,571,304	$1,198,850	$(21,762)	$1,415,448	$1,333	$1,416,780
Proceeds from issuance of OP units	—	—	—	—	14,754,000	362,130	—	362,130	—	362,130
Net issuances of unvested restricted OP units	—	—	185,434	—	363,917	—	—	—	—	—
Conversion of OP units	—	—	(68,200)	(895)	68,200	486	—	(409)	—	(409)
Vesting of share-based awards	—	—	—	—	—	6,805	—	6,805	—	6,805
Distributions	—	(16,963)	—	(4,669)	—	(97,081)	—	(118,713)	—	(118,713)
Purchase of noncontrolling interests	—	—	—	—	—	—	—	—	(1,412)	(1,412)
Net income	—	16,963	—	2,086	—	44,091	—	63,140	(9)	63,131
Unrealized loss on derivative instruments	—	—	—	—	—	—	(90,364)	(90,364)	—	(90,364)

Balance at December 31, 2008	9,200,000	222,413	3,435,514	12,469	80,757,421	1,515,281	(112,126)	1,638,037	(88)	1,637,948
Proceeds from issuance of OP units	—	—	—	—	17,302,754	174,167	—	174,167	—	174,167
Net issuances of unvested restricted OP units	—	—	—	—	581,140	(31)	—	(31)	—	(31)
Conversion of OP units	—	—	(358,954)	(2,111)	358,954	2,111	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	5,625	—	5,625	—	5,625
Reallocation of equity to limited partners	—	—	—	79	—	(79)	—	—	—	—
Distributions	—	(16,963)	—	(2,245)	—	(62,652)	—	(81,860)	—	(81,860)
Net income	—	16,963	—	1,532	—	41,759	—	60,254	(64)	60,190
Unrealized gain on marketable securities	—	—	—	—	—	—	537	537	—	537
Amortization of deferred interest costs	—	—	—	—	—	—	3,588	3,588	—	3,588
Unrealized gain on derivative instruments	—	—	—	—	—	—	23,767	23,767	—	23,767

Balance at December 31, 2009	9,200,000	222,413	3,076,560	9,724	99,000,269	1,676,181	(84,234)	1,824,084	(152)	1,823,932
Proceeds from issuance of OP units	—	—	—	—	31,426,000	523,672	—	523,672	—	523,672
Net issuances of unvested restricted OP units	—	—	—	—	544,930	(1,238)	—	(1,238)	—	(1,238)
Conversion of OP units	—	—	(75,310)	29	75,310	(29)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	6,989	—	6,989	—	6,989
Reallocation of equity to limited partners	—	—	—	1,514	—	(1,514)	—	—	—	—
Distributions	—	(16,963)	—	(1,895)	—	(75,600)	—	(94,458)	—	(94,458)
Net income	—	16,963	—	546	—	21,853	—	39,362	(48)	39,314
Reclassification on sale of marketable securities	—	—	—	—	—	—	(537)	(537)	—	(537)
Unrealized loss on marketable securities	—	—	—	—	—	—	(74)	(74)	—	(74)
Amortization of deferred interest costs	—	—	—	—	—	—	7,114	7,114	—	7,114
Unrealized gain on derivative instruments	—	—	—	—	—	—	8,182	8,182	—	8,182

Balance at December 31, 2010	9,200,000	$222,413	3,001,250	$9,918	131,046,509	$2,150,314	$(69,549)	$2,313,096	$(200)	$2,312,896

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Net income available to unitholders and noncontrolling interests	$22,351	$43,227	$46,168
Other comprehensive income/(loss):
Unrealized gain/(loss) on derivative instruments	8,630	26,841	(84,374)
Amortization of deferred interest costs	7,114	3,588	—
Equity in other comprehensive income/(loss) of unconsolidated partnerships	71	(503)	(917)
Deferred settlement payments on interest rate swaps, net	(519)	(2,571)	(5,073)
Reclassification on sale of marketable securities	(537)	—	—
Unrealized (loss)/gain on marketable securities	(74)	537	—

Total other comprehensive income/(loss)	14,685	27,892	(90,364)

Comprehensive income/(loss)	$37,036	$71,119	$(44,196)

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$39,314	$60,190	$63,131
Adjustments to reconcile net income to net cash provided by operating activities:

Loss/(gain) on extinguishment of debt	2,156	(3,264)	(14,783)
Loss/(gain) on derivative instruments	453	(203)	19,948
Gain on sale of marketable securities	(865)	(681)	—
Depreciation and amortization	115,355	109,620	84,227
Allowance for doubtful accounts	1,759	6,257	796
Revenue reduction attributable to acquired above-market leases	2,890	1,282	1,416
Revenue recognized related to acquired below-market leases	(3,992)	(7,526)	(6,422)
Revenue reduction attributable to lease incentives	2,209	1,278	2,006
Compensation expense related to share-based payments	6,989	5,625	6,106
Amortization of deferred loan costs	4,302	3,950	4,107
Amortization of debt premium on mortgage notes payable	(1,939)	(1,853)	(1,343)
Amortization of debt discount on exchangeable senior notes due 2026	573	1,810	1,561
Amortization of debt discount on unsecured senior notes due 2020	128	—	—
Loss from unconsolidated partnerships	2,738	2,390	1,200
Distributions representing a return on capital received from unconsolidated partnerships	1,374	586	687
Amortization of deferred interest costs	7,114	3,588	—
Changes in operating assets and liabilities:
Restricted cash	5,384	(7,478)	990
Accounts receivable	(2,052)	4,197	(5,319)
Accrued straight-line rents	(26,285)	(29,100)	(22,160)
Deferred leasing costs	(5,631)	(8,669)	(11,514)
Other assets	(16,976)	(883)	(4,943)
Security deposits	2,756	306	533
Accounts payable, accrued expenses and other liabilities	24,141	2,706	(5,178)

Net cash provided by operating activities	161,895	144,128	115,046

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(705,304)	(114,191)	(243,452)
Contributions to/purchases of interests in unconsolidated partnerships	(4,397)	(42,825)	—
Sale of marketable securities	1,227	961	—
Proceeds from sale of real estate assets, net of selling costs	—	—	28,800
Distributions representing a return of capital received from unconsolidated partnerships	—	—	1,373
Receipts of master lease payments	189	—	373
Funds held in escrow for acquisitions	(1,800)	—	—
Additions to non-real estate assets	(901)	(611)	(5,755)

Net cash used in investing activities	(710,986)	(156,666)	(218,661)

Financing activities:
Proceeds from issuance of OP units	523,672	174,167	362,130
Payment of deferred loan costs	(8,912)	(4,037)	(143)
Mortgage notes proceeds	—	368,000	—
Principal payments on mortgage notes payable	(23,463)	(49,854)	(24,454)
Secured term loan repayments	(250,000)	—	—
Repurchases of exchangeable senior notes due 2026	(26,410)	(74,181)	(28,826)
Proceeds from exchangeable senior notes due 2030	180,000	—	—

	Years Ended December 31,
	2010	2009	2008
Proceeds from unsecured senior notes due 2020	247,443	—	—
Unsecured line of credit proceeds	745,392	483,337	199,750
Unsecured line of credit repayments	(750,608)	(194,438)	(361,930)
Secured construction loan proceeds	—	—	81,968
Secured construction loan repayments	—	(507,128)	—
Settlement of derivative instruments	—	(86,482)	—
Deferred settlement payments on interest rate swaps, net	(519)	(2,571)	(5,073)
Distributions paid to unitholders	(68,996)	(78,812)	(94,901)
Distributions paid to preferred unitholders	(16,963)	(16,963)	(16,963)

Net cash provided by financing activities	550,636	11,038	111,558

Net increase/(decrease) in cash and cash equivalents	1,545	(1,500)	7,943
Cash and cash equivalents at beginning of year	19,922	21,422	13,479

Cash and cash equivalents at end of year	$21,467	$19,922	$21,422

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized of $5,442, $12,405, and $42,320, respectively)	$74,620	$52,971	$40,691
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	22,788	14,290	28,204
Accrual for preferred unit distributions declared	4,241	4,241	4,241
Accrued additions to real estate and related intangible assets	37,415	13,296	37,828
Mortgage note assumed (includes premium of $660 in 2010)	13,951	—	—
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization of the Parent Company and Description of Business
BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”) was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Parent Company commenced operations after completing its initial public offering. The Parent Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” or together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2010, owned a 97.8% percentage interest in the Operating Partnership. The remaining 2.2% percentage interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.
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
Investments in Partnerships and Limited Liability Companies
The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and are reflected in the accompanying consolidated financial statements.
Selected financial data of the VIEs at December 31, 2010 and 2009 consists of the following:

	December 31,	December 31,
	2010	2009
Investment in real estate, net	$375,428	$340,968
Total assets	414,993	376,089
Total debt	147,000	147,000
Total liabilities	$161,697	$152,076
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2010.
Investments in Real Estate
Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Ground lease	Term of the related lease
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	3 to 5 years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consists of the following (in thousands):

	December 31,
	2010	2009
Land	$578,753	$388,292
Land under development	47,920	31,609
Buildings and improvements	3,160,392	2,708,830
Construction in progress	91,027	87,810

	3,878,092	3,216,541
Accumulated depreciation	(341,978)	(244,774)

	$3,536,114	$2,971,767

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
The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements (see deferred leasing costs below) are recorded based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period (see discussion of the recognition of acquired above-market and below-market leases in Revenue Recognition section below). The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The Company has also considered the existence of a tenant relationship intangible asset, but has not historically allocated any value to tenant relationships apart from acquired in-place leases. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated or if termination is determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of all unamortized amounts related to that lease would be accelerated and such amounts written off.
Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2010, 2009, and 2008 were $5.4 million, $12.4 million, and $42.3 million, respectively. Costs associated with acquisitions are charged to expense.
Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of an asset or increase its operating efficiency. Significant replacement and betterments represent costs that extend an asset’s useful life or increase its operating efficiency.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. If the Company determines that impairment has occurred, the affected assets must be reduced to their fair-value. As of and through December 31, 2010, no assets have been identified as impaired and no such impairment losses have been recognized.
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
Deferred Leasing Costs
Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 21 years as of December 31, 2010. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at December 31, 2010 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2010	Amortization	Net
Acquired in-place leases	$216,674	(126,484)	$90,190
Acquired management agreements	18,557	(11,132)	7,425
Deferred leasing and other direct costs	40,531	(13,086)	27,445

	$275,762	$(150,702)	$125,060

Deferred leasing costs, net at December 31, 2009 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2009	Amortization	Net
Acquired in-place leases	$168,390	(112,613)	$55,777
Acquired management agreements	12,921	(10,405)	2,516
Deferred leasing and other direct costs	34,851	(9,870)	24,981

	$216,162	$(132,888)	$83,274

The estimated amortization expense during the next five years for deferred leasing costs at December 31, 2010 was as follows (in thousands):

2011	$26,581
2012	23,194
2013	15,434
2014	13,147
2015	10,474
Thereafter	36,230

$125,060

Deferred Loan Costs
External costs associated with obtaining long-term financing are capitalized and amortized to interest expense over the terms of the related loans using the effective-interest method. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred loan costs are removed from the books upon maturity of the debt. Deferred loan costs are net of $28.1 million and $22.2 million of accumulated amortization at December 31, 2010 and 2009, respectively.
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
The impact of the straight-line rent revenue, acquired above and below market lease revenue, and lease incentive revenue consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Straight-line rent revenue	$26,285	$29,100	$22,160
Acquired above market lease revenue	(2,890)	(1,282)	(1,416)
Acquired below market lease revenue	3,992	7,526	6,422
Lease incentive revenue	(2,209)	(1,278)	(2,006)

Net impact to revenue	$25,178	$34,066	$25,160

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2010 were as follows (in thousands):

2011	$316,928
2012	321,886
2013	305,790
2014	293,102
2015	281,025
Thereafter	1,863,050

$3,381,781

Acquired above-market leases, net consisted of the following (in thousands):

	December 31,
	2010	2009
Acquired above-market leases	$43,138	$12,729
Accumulated amortization	(12,572)	(9,682)

	$30,566	$3,047

Acquired below-market leases, net consisted of the following (in thousands):

	December 31,
	2010	2009
Acquired below-market leases	$40,156	$39,339
Accumulated amortization	(32,193)	(28,201)

	$7,963	$11,138

Lease incentives, net included in other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Lease incentives	$27,062	$12,816
Accumulated amortization	(5,698)	(3,489)

	$21,364	$9,327

The estimated amortization during the next five years for acquired above- and below-market leases and lease incentives at December 31, 2010 was as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Amortization of:
Acquired above-market leases	$(9,275)	$(8,551)	$(3,587)	$(3,013)	$(727)	$(5,413)	$(30,566)
Acquired below-market leases	1,448	1,345	1,085	815	653	2,617	7,963
Lease incentive	(2,348)	(2,248)	(2,177)	(2,145)	(2,099)	(10,347)	(21,364)

Net rental revenues — increase/(decrease)	$(10,175)	$(9,454)	$(4,679)	$(4,343)	$(2,173)	$(13,143)	$(43,967)

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
On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method, is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other income when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the years ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Rental revenues	$—	$3,077	$(511)
Other revenue	2,327	10,935	35

Total revenue	2,327	14,012	(476)
Rental operations expense	1,450	4,498	475
Depreciation and amortization	202	10,155	3,252

Total expenses	1,652	14,653	3,727

Net effect of lease terminations	$675	$(641)	$(4,203)

Payments received under master lease agreements entered into with the sellers of the Bayshore and Sorrento West properties to lease space that was not producing rent at the time of the acquisition are recorded as a reduction to buildings and improvements rather than as rental income. Receipts under these master lease agreements totaled $189,000, $0 and $373,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company may also maintain an allowance for accrued straight-line rents. The determination of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $1.8 million, $6.3 million, and $796,000 for the years ended December 31, 2010, 2009, and 2008, respectively. The Company’s allowance for doubtful accounts was $3.4 million and $2.2 million as of December 31, 2010 and 2009, respectively.
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
Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31,
	2010	2009
Equity securities in publicly-traded companies, initial cost basis	$4,133	$361
Unrealized (loss)/gain	(73)	537

Equity securities in publicly-traded companies, fair-value(1)	4,060	898
Equity securities in privately-held companies, initial cost basis(2)	—	—

Total equity securities, fair-value(3)	$4,060	$898

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of observable market-based inputs.

(2)	Investments in equity securities in privately-held companies are initially recorded at fair-value based on unobservable inputs, which are classified as Level 3 in the fair-value hierarchy.

(3)
The valuation of the Company’s investments in equity securities in total is classified as Level 1 of the fair-value hierarchy due to the de minimis value of the Company’s investments in equity securities of privately-held companies.

During the year ended December 31, 2010, the Company sold a portion of its equity securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income.

During the year ended December 31, 2010, the Company received equity securities from a current and a former tenant (both publicly-traded companies) as consideration for an early lease termination and the abatement of a portion of contractual rent, with an aggregate initial fair-value of approximately $4.1 million.
The Company’s investments in equity securities of privately-held companies were determined to have a de minimis fair-value at receipt. This was the result of substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities.
Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through December 31, 2010, the Company had only awarded restricted stock of the Parent Company and LTIP unit grants of the Operating Partnership under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.
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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 11).
The valuation of the Company’s investments in publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date. The valuation of the Company’s investments in private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of December 31, 2010, the Company’s aggregate investment in equity securities of private companies was immaterial. As a result, the Company has determined that valuations of its investments in their entirety are classified in Level 1 of the fair-value hierarchy.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2010.
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 11). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
Equity Offering Costs
Underwriting commissions and offering costs are reflected as a reduction of proceeds.
Income Taxes of the Parent Company
The Parent Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Parent Company believes it has qualified and continues to qualify as a REIT. A REIT is generally not subject to federal income tax on that portion of its taxable income that is distributed to its stockholders. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements. REITs are subject to a number of organizational and operational requirements. If the Parent Company fails to qualify as a REIT in any taxable year, the Parent Company will be subject to federal income tax (including any applicable alternative minimum tax) and, in most of the states, state income tax on its taxable income at regular corporate tax rates. The Parent Company is subject to certain state and local taxes.
Income Taxes of the Operating Partnership
As a partnership, the allocated share of income of the Operating Partnership is included in the income tax returns of the general and limited partners. Accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. The Operating Partnership may be subject to certain state or local taxes on its income and property.
The Operating Partnership has formed a taxable REIT subsidiary (the “TRS”) on behalf of the Parent Company. In general, the TRS may perform non-customary services for tenants, hold assets that the Parent Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. The TRS is subject to corporate federal income taxes on its taxable income at regular corporate tax rates. There is no tax provision for the TRS for the periods presented in the accompanying consolidated statements of income due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforwards will be utilized.

Dividends and Distributions
Earnings and profits, which determine the taxability of dividends and distributions to stockholders, will differ from income reported for financial reporting purposes due to the difference for federal income tax purposes in the treatment of revenue recognition, compensation expense, and in the estimated useful lives of real estate assets used to compute depreciation.
The income tax treatment for dividends was as follows:

	For the Years Ended December 31,
	2010		2009		2008
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.39	64.66%	$0.45	50.56%	$1.09	82.58%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	0.21	35.34%	0.44	49.44%	0.23	17.42%

Total	$0.60	100.00%	$0.89	100.00%	$1.32	100.00%

Preferred stock:
Ordinary income	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	—	0.00%	—	0.00%	—	0.00%

Total	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%

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
Management considers those estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most subjective judgments, to form the basis for the accounting policies used by the Company. These estimates and assumptions of items such as market rents, time required to lease vacant spaces, lease terms for incoming tenants, terminal values and credit worthiness of tenants in determining the as-if-vacant value, in-place lease value and above and below-market rents value are utilized in allocating purchase price to tangible and identified intangible assets upon acquisition of a property (see Assets and Liabilities Measured at Fair-Value and Derivative Instruments sections above for a further discussion of management’s estimates used in the determination of fair-value). These accounting policies also include management’s estimates of useful lives in calculating depreciation expense on its properties and the ultimate recoverability (or impairment) of each property. If the useful lives of buildings and improvements are different from the original estimate, it could result in changes to the future results of operations of the Company. Future adverse changes in market conditions or poor operating results of our properties could result in losses or an inability to recover the carrying value of the properties that may not be reflected in the properties’ current carrying value, thereby possibly requiring an impairment charge in the future.
Segment Information
The Company’s properties are each considered an operating segment and share the following similar economic and operating characteristics: (1) they have similar forecasted returns (measured by capitalization rate at acquisition), (2) they are generally occupied almost exclusively by life science tenants that are public companies, government agencies or their subsidiaries, (3) they are generally located near areas of high life science concentrations with similar demographics and site characteristics, (4) the majority of properties are designed specifically for life science tenants that require infrastructure improvements not generally found in standard properties, and (5) the associated leases are primarily triple-net leases, generally with a fixed rental rate and scheduled annual escalations, that provide for a recovery of close to 100% of operating expenses. Consequently, the Company’s properties qualify for aggregation into one reporting segment.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Equity of the Parent Company
During the year ended December 31, 2010, the Parent Company issued restricted stock awards to the Company’s employees and to members of the Parent Company’s board of directors totaling 640,004 shares and 18,855 shares, respectively (79,555 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 34,374 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).
During the year ended December 31, 2010, the Parent Company issued 951,000 shares of common stock pursuant to equity distribution agreements executed in 2009 and contributed approximately $15.4 million in net proceeds, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 951,000 operating partnership units. The net proceeds were utilized to repay a portion of the outstanding indebtedness on the Operating Partnership’s unsecured line of credit and for other general corporate and working capital purposes. The Parent Company has not issued any additional shares of common stock pursuant to the equity distribution agreements since March 31, 2010.
In April 2010, the Parent Company completed the issuance of 13,225,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 1,725,000 shares, and contributed net proceeds of approximately $218.8 million, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 13,225,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
In September 2010, the Parent Company completed the issuance of 17,250,000 shares of common stock, including the exercise in full of the underwriters’ over-allotment option with respect to 2,250,000 shares, and contributed net proceeds of approximately $289.5 million, after deducting the underwriters’ discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 17,250,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to fund a portion of the purchase price of previously announced property acquisitions, repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.
The Parent Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Parent Company with an opportunity to invest automatically the cash dividends paid upon shares of the Parent Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Parent Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Parent Company. The Parent Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Parent Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through December 31, 2010, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.
Common Stock, Operating Partnership Units and LTIP Units
As of December 31, 2010, the Company had outstanding 131,046,509 shares of the Parent Company’s common stock and 2,593,538 and 407,712 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The partnership and LTIP units are further discussed below in this Note 3.

7.375% Series A Cumulative Redeemable Preferred Stock
As of December 31, 2010, the Parent Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. The Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.
Dividends and Distributions
The following table lists the dividends and distributions declared by the Company and the Operating Partnership during the year ended December 31, 2010:

				Dividend and
		Amount Per		Distribution	Dividend and
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Distribution Amount
					(In thousands)
March 15, 2010	Common stock and OP units	$0.14000	January 1, 2010 to March 31, 2010	April 15, 2010	$14,468
March 15, 2010	Series A preferred stock/unit	$0.46094	January 16, 2010 to April 15, 2010	April 15, 2010	$4,240
June 15, 2010	Common stock and OP units	$0.15000	April 1, 2010 to June 30, 2010	July 15, 2010	$17,487
June 15, 2010	Series A preferred stock/unit	$0.46094	April 16, 2010 to July 15, 2010	July 15, 2010	$4,241
September 15, 2010	Common stock and OP units	$0.17000	July 1, 2010 to September 30, 2010	October 15, 2010	$22,751
September 15, 2010	Series A preferred stock/unit	$0.46094	July 16, 2010 to October 15, 2010	October 15, 2010	$4,241
December 15, 2010	Common stock and OP units	$0.17000	October 1, 2010 to December 31, 2010	January 17, 2011	$22,788
December 15, 2010	Series A preferred stock/unit	$0.46094	October 16, 2010 to January 15, 2011	January 17, 2011	$4,241
Total 2010 dividends and distributions declared through December 31, 2010:

Common stock and OP units	$77,494
Series A preferred stock/unit	16,963

$94,457

Noncontrolling Interests
Noncontrolling interests on the consolidated balance sheets relate primarily to the OP units in the Operating Partnership that are not owned by the Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received operating partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued OP units have the right to require the Operating Partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The Company may elect to acquire those OP units in exchange for shares of the Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Company’s common stock at the time of redemption. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with the redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the OP units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP units meet the requirements to qualify for presentation as permanent equity.
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
The redemption value of the OP units not owned by the Company, had such units been redeemed at December 31, 2010, was approximately $54.8 million based on the average closing price of the Company’s common stock of $18.25 per share for the ten consecutive trading days immediately preceding December 31, 2010.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	December 31, 2010		December 31, 2009
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	129,603,445	97.8%	97,939,028	97.2%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,268,873	1.7%	2,246,493	2.2%
Operating partnership and LTIP units held by third parties	588,801	0.5%	595,551	0.6%

Total	132,461,119	100.0%	100,781,072	100.0%

A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if such interests are classified as temporary equity. For the year ended December 31, 2010, the Company recorded an increase to the carrying value of noncontrolling interests of approximately $1.1 million (a corresponding decrease was recorded to additional paid-in capital), and for the year ended December 31, 2009, the Company recorded a decrease to the carrying value of noncontrolling interests of approximately $852,000 (a corresponding increase was recorded to additional paid-in capital), due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.

As of December 31, 2010, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this partnership not owned by the Company are classified as a noncontrolling interest on the consolidated balance sheets as of December 31, 2010. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood venture limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
4. Capital of the Operating Partnership
Operating Partnership Units and LTIP Units
As of December 31, 2010, the Operating Partnership had outstanding 133,640,047 operating partnership units and 407,712 LTIP units. An operating partnership unit and an LTIP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. In conjunction with the formation of the Operating Partnership, certain persons and entities contributing interests in properties to the Operating Partnership received operating partnership units. In addition, certain employees of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued OP units have the right to require the Operating Partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The general partner of the Operating Partnership may elect to acquire OP units upon redemption in exchange for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair-market value of an equivalent number of shares of the Parent Company’s common stock at the time of redemption. The Parent Company owned 97.8% of the partnership interests in the Operating Partnership at December 31, 2010, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.
LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unitholder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Initially, LTIP units do not have full parity with operating partnership units of the Operating Partnership with respect to liquidating distributions, although LTIP unitholders receive the same quarterly per unit distributions as operating partnership units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three to five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period from the date of issuance during which time the LTIP units may not be redeemed or sold by the LTIP unitholder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with operating partnership units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of shares of the Parent Company’s common stock or cash, at the Parent Company’s election, as the general partner of the Operating Partnership.
The following table shows the vested ownership interests (excluding unvested LTIP units) in the Operating Partnership:

	December 31, 2010		December 31, 2009
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust, Inc.	129,603,445	97.8%	97,939,028	97.2%
Noncontrolling interest consisting of:
OP units held by employees and related parties	2,268,873	1.7%	2,246,493	2.2%
OP units held by third parties	588,801	0.5%	595,551	0.6%

Total	132,461,119	100.0%	100,781,072	100.0%

An adjustment is made each period pursuant to the reallocation provisions of the Operating Partnership’s partnership agreement and the applicable accounting guidance, such that the carrying value of the limited partners’ equity equals the limited partners’ proportionate share of total partners’ equity as of the period end. For the year ended December 31, 2010 and 2009, the Operating Partnership recorded an increase to the carrying value of limited partners’ capital of approximately $1.5 million and $79,000, respectively (a corresponding decrease was recorded to general partners’ capital), due to changes in their aggregate ownership percentage to reflect the limited partners’ proportionate share of equity.
The redemption value of the OP units owned by the limited partners, had such units been redeemed at December 31, 2010, was approximately $54.8 million based on the average closing price of the Parent Company’s common stock of $18.25 per share for the ten consecutive trading days immediately preceding December 31, 2010.
7.375% Series A Cumulative Redeemable Preferred Units
Pursuant to the Operating Partnership’s partnership agreement, the Operating Partnership’s Series A cumulative redeemable preferred units (“Series A preferred units”) were issued to the Parent Company in exchange for contributed proceeds of approximately $222.4 million following the Parent Company’s issuance of 7.375% Series A cumulative redeemable preferred stock (“Series A preferred stock”). The Operating Partnership’s Series A preferred units are only redeemable for cash equal to a redemption price of $25.00 per unit, plus all accrued and unpaid distributions on such Series A preferred units up to, but excluding the redemption date, if and when shares of the Series A preferred stock are redeemed by the Parent Company, which may not occur before January 18, 2012, except in limited circumstances where necessary to preserve the Parent Company’s status as a REIT. On or after January 18, 2012, the Parent Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions on such Series A preferred stock up to, but excluding the redemption date.
As of December 31, 2010, the Operating Partnership had outstanding 9,200,000 7.375% Series A preferred units. Distributions are cumulative on the Series A preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the Series A preferred units are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control of the Parent Company, if the Series A preferred stock of the Parent Company is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders of the Series A preferred stock would be entitled to receive (when and as authorized by the board of directors of the Parent Company and declared by the Parent Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred units will rank senior to the OP units with respect to the payment of distributions and other amounts. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.
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

Noncontrolling interests on the consolidated balance sheets relate primarily to ownership interests in consolidated limited liability companies or partnerships that are not owned by the Operating Partnership. The Operating Partnership evaluates individual noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.
As of December 31, 2010, the Operating Partnership had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this entity not owned by the Operating Partnership are classified as a noncontrolling interest on the consolidated balance sheets as of December 31, 2010. Subject to certain conditions, the Operating Partnership has the right to purchase the other member’s interest or sell its own interest in the Ardenwood venture limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Operating Partnership believes that it will have adequate resources to settle the option if exercised.
5. Debt
Debt of the Parent Company
The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2026, net (the “Notes due 2026”), Exchangeable Senior Notes due 2030 (the “Notes due 2030”), and the Unsecured Senior Notes due 2020 (the “Notes due 2020”) as discussed below.

Debt of the Operating Partnership
A summary of the Operating Partnership’s outstanding consolidated debt as of December 31, 2010 and 2009 was as follows (principal balance in thousands):

		Effective	Principal Balance
	Stated Fixed	Interest	December 31,
	Interest Rate	Rate	2010	2009	Maturity Date
Mortgage Notes Payable
Ardentech Court	7.25%	5.06%	$4,237	$4,354	July 1, 2012
Bridgeview Technology Park I(1)	8.07%	5.04%	—	11,246	January 1, 2011
Center for Life Science | Boston	7.75%	7.75%	345,577	348,749	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	64,230	66,077	December 1, 2018
Lucent Drive(1)	4.75%	4.75%	—	5,129	January 21, 2015
6828 Nancy Ridge Drive	7.15%	5.38%	6,488	6,595	September 1, 2012
Road to the Cure(2)	6.70%	5.78%	14,696	14,956	January 31, 2014
Science Center Drive	7.65%	5.04%	10,800	10,981	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,395	28,322	June 1, 2012
Sorrento West	7.42%	2.72%	13,247	—	November 10, 2011
9865 Towne Centre Drive	7.95%	7.95%	17,636	17,884	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	1,011	1,191	May 1, 2015

			652,317	662,484
Unamortized premiums			5,605	6,970

Mortgage notes payable, net			657,922	669,454

Secured Term Loan(3)			—	250,000

Notes due 2026	4.50%	6.45%	19,800	46,150	October 1, 2026
Unamortized discount(4)			(278)	(1,465)

Notes due 2026, net			19,522	44,685

Notes due 2030	3.75%	3.75%	180,000	—	January 15, 2030

Notes due 2020	6.13%	6.27%	250,000	—	April 15, 2020
Unamortized discount (5)			(2,429)	—

Notes due 2020, net			247,571	—

Unsecured line of credit	1.35%	1.35%	392,450	397,666	August 1, 2011

Total consolidated debt			$1,497,465	$1,361,805

(1)
In November 2010, the Operating Partnership voluntarily prepaid in full the outstanding mortgage notes totaling approximately $16.0 million pertaining to the Bridgeview Technology Park I and Lucent Drive properties, prior to their maturity date.

(2)
In January 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage note pertaining to the Road to the Cure property, in the amount of approximately $15.1 million including a prepayment premium of $441,000, prior to its maturity date.

(3)
In April 2010, the Operating Partnership voluntarily prepaid in full the $250.0 million in outstanding borrowings under its secured term loan with KeyBank and other lenders, resulting in the release of the properties securing the loan. In connection with the voluntary prepayments of the secured term loan, the Operating Partnership wrote off approximately $1.4 million in unamortized deferred loan fees during the year ended December 31, 2010, which is reflected in the accompanying consolidated statements of income as a loss on extinguishment of debt.

(4)
The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026.

(5)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

Mortgage Notes Payable, net
The net carrying value of properties (investments in real estate) secured by the Operating Partnership’s mortgage notes payable was $1.2 billion at both December 31, 2010 and 2009.
The Operating Partnership’s $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2010. Notwithstanding the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.
Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
The Operating Partnership has the ability and intends to repay any principal and accrued interest due in 2011 through the use of cash from operations or borrowings from its unsecured line of credit.
Unsecured Line of Credit
The Operating Partnership’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Operating Partnership’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Operating Partnership’s leverage. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. At maturity, the Operating Partnership may refinance the unsecured line of credit, depending on market conditions and the availability of credit, or it may execute the extension option. The Operating Partnership has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At December 31, 2010, the Operating Partnership had $392.5 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.4% on the unhedged portion of the outstanding debt of approximately $242.5 million. At December 31, 2010, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $319.7 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $7.8 million).
The terms of the credit agreement for the unsecured line of credit includes certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Operating Partnership’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Operating Partnership to continue to qualify as a REIT for federal income tax purposes, the Operating Partnership will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of December 31, 2010.

Exchangeable Senior Notes Due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”). The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Operating Partnership, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Operating Partnership’s option, cash, shares of the Parent Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Operating Partnership will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of quarterly cash dividends by the Parent Company in excess of $0.29 per share of its common stock. As a result of past increases in the Parent Company’s quarterly cash dividend, the exchange rate is currently 26.8135 shares per $1,000 principal amount of Notes due 2026 or an exchange price of approximately $37.29 per share of the Parent Company’s common stock. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2026 do not require compliance with any financial covenants.
As the Operating Partnership may settle the Notes due 2026 in cash (or other assets) on conversion, it separately accounts for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the Operating Partnership’s nonconvertible debt borrowing rate. The equity component of the convertible debt is included in the additional paid-in capital section of stockholders’ equity and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the debt security. The resulting debt discount is accreted as additional interest expense over the non-cancelable term of the instrument.
As of December 31, 2010 and 2009, the carrying value of the equity component recognized was approximately $14.0 million.
In January 2010, the Operating Partnership completed the repurchase of approximately $6.3 million face value of the Notes due 2026 at par. In June 2010, the Operating Partnership completed an additional repurchase of $18.0 million face value of the Notes due 2026 at 100.3% of par. In August 2010, the Operating Partnership completed an additional repurchase of $2.1 million face value of the Notes due 2026 at 100.3% of par. The repurchases of the Notes due 2026 resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 for the year ended December 31, 2010, as a result of the write-off of deferred loan fees and debt discount and the premium paid to repurchase the Notes due 2026.
Exchangeable Senior Notes due 2030
On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes due 2030 (the “Notes due 2030”). The Notes due 2030 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Notes due 2030 are governed by an indenture, dated January 11, 2010, among the Operating

Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2030 contain an exchange settlement feature, which provides that the Notes due 2030 may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Notes due 2030 must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Notes due 2030, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Notes due 2030 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Notes due 2030. The exchange rate may also be adjusted under certain other circumstances, including the payment of quarterly cash dividends by the Parent Company in excess of $0.14 per share of its common stock.
The Operating Partnership may redeem the Notes due 2030, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after January 21, 2015 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2030 have the right to require the Operating Partnership to repurchase the Notes due 2030, in whole or in part, for cash on each of January 15, 2015, January 15, 2020 and January 15, 2025, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2030 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2030 do not require compliance with any financial covenants.
Unsecured Senior Notes due 2020, net
On April 29, 2010, the Operating Partnership issued $250.0 million aggregate principal amount of 6.125% Senior Notes due 2020 (the “Notes due 2020”). The purchase price paid by the initial purchasers was 98.977% of the principal amount and the Notes due 2020 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2020 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2020 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit. Interest at a rate of 6.125% per year is payable on April 15 and October 15 of each year, beginning on October 15, 2010, until the stated maturity date of April 15, 2020. The terms of the Notes due 2020 are governed by an indenture, dated April 29, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.
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
The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2010.
On January 12, 2011, in accordance with the registration rights agreement entered into among the Company, the Operating Partnership and the initial purchasers of the Notes due 2020, the Operating Partnership completed its exchange offer to exchange all of the outstanding unregistered Notes due 2020 for an equal principal amount of a new issue of 6.125% Senior Notes due 2020 pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission. A total of $250.0 million aggregate principal amount of the original Notes due 2020, representing 100% of the outstanding principal amount of the original Notes due 2020, was tendered and received prior to the expiration of the exchange offer. The terms of the Notes due 2020 are substantially identical to the original Notes due 2020, except for transfer restrictions and registration rights relating to the original Notes due 2020.

Interest expense consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Mortgage notes payable	$47,371	$34,965	$22,314
Amortization of debt premium on mortgage notes payable	(1,939)	(1,853)	(2,065)
Amortization of deferred interest costs (see Note 11)	7,114	3,589	—
Derivative instruments	10,343	16,248	7,115
Secured construction loan	—	4,187	19,516
Secured term loan	1,391	5,071	10,856
Notes due 2026	1,358	4,919	7,620
Amortization of debt discount on Notes due 2026	573	1,810	2,639
Notes due 2030	6,563	—	—
Notes due 2020	10,293	—	—
Amortization of debt discount on Notes due 2020	128	—	—
Unsecured line of credit	4,190	4,443	10,577
Amortization of deferred loan fees	4,302	4,024	4,920
Capitalized interest	(5,442)	(12,405)	(42,320)

Total interest expense	$86,245	$64,998	$41,172

As of December 31, 2010, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2011	$424,292
2012	45,177
2013	25,688
2014	352,822
2015	6,253
Thereafter(1)	640,335

$1,494,567

(1)
Includes $19.8 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company
Instruments granted in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through December 31, 2010 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the years ended December 31, 2010, 2009 and 2008 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the year ended December 31, 2010 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the year ended December 31, 2010, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. For the year ended December 31, 2009, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of earnings per share and were therefore excluded from the calculation of diluted earnings per share and diluted earnings per share is calculated based upon net income available to common stockholders. The calculation of diluted earnings per share for the year ended December 31, 2008 includes the outstanding OP units (both vested and unvested) and restricted stock in the weighted-average shares, and net income attributable to noncontrolling interests in the operating partnership has been added to net income available to common stockholders in calculating diluted earnings per share. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at December 31, 2010, 2009 and 2008 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the year ended December 31, 2010. No other shares were considered anti-dilutive for the years ended December 31, 2010, 2009 and 2008.
Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Year Ended December 31,
	2010	2009	2008
Basic earnings per share:
Net income available to common stockholders	$21,853	$41,759	$44,091
Less: net income allocable and distributions in excess of earnings to participating securities	(838)	(591)	(305)

Net income attributable to common stockholders	$21,015	$41,168	$43,786

Diluted earnings per share:
Net income available to common stockholders	$21,853	$41,759	$44,091
Less: net income allocable and distributions in excess of earnings to participating securities	(838)	—	—
Add: net income attributable to noncontrolling interests in operating partnership	546	—	2,086

Net income attributable to common stockholders and participating securities	$21,561	$41,759	$46,177

Weighted-average common shares outstanding:
Basic	112,698,704	91,011,123	71,684,244
Incremental shares from assumed conversion:
Unvested restricted stock	—	839,879	242,366
Operating partnership and LTIP units	3,019,495	—	3,481,543

Diluted	115,718,199	91,851,002	75,408,153

Basic and diluted earnings per share:
Net income per share attributable to common stockholders, basic and diluted	$0.19	$0.45	$0.61

7. Earnings Per Unit of the Operating Partnership
Instruments granted in equity-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per unit under the two-class method. The two-class method is an earnings allocation method for calculating earnings per unit when a company’s capital structure includes either two or more classes of common equity or common equity and participating securities. Basic earnings per unit under the two-class method is calculated based on distributions declared on the OP units and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of distributions accruing during the period. The undistributed earnings are allocated to all outstanding OP units and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per unit represents the summation of the distributed and undistributed earnings per unit class divided by the total number of OP units.

Through December 31, 2010 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the years ended December 31, 2010, 2009, and 2008 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the years ended December 31, 2010 and 2009 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit and diluted earnings per unit is calculated based upon net income attributable to unitholders. The calculation of diluted earnings per unit for the year ended December 31, 2008 includes unvested OP units in the weighted-average shares, and diluted earnings per unit is calculated based upon net income available to the unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at December 31, 2010, 2009 and 2008 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the year ended December 31, 2010. No other units were considered anti-dilutive for the years ended December 31, 2010, 2009, and 2008.
Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Years Ended December 31,
	2010	2009	2008
Basic earnings per unit:
Net income available to the unitholders	$22,399	$43,291	$46,177
Less: net income allocable and distributions in excess of earnings to participating securities	(933)	(733)	(916)

Net income attributable to unitholders	$21,466	$42,558	$45,261

Diluted earnings per unit:
Net income available to the unitholders	$22,399	$43,291	$46,177
Less: net income allocable and distributions in excess of earnings to participating securities	(933)	(733)	—

Net income attributable to unitholders	$21,466	$42,558	$46,177

Weighted-average units outstanding:
Basic	115,572,569	94,005,382	74,753,230
Incremental shares from assumed conversion/vesting:
Unvested units	—	—	654,923

Diluted	115,572,569	94,005,382	75,408,153

Basic and diluted earnings per unit:
Net income per unit attributable to unitholders, basic and diluted:	$0.19	$0.45	$0.61

8. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2010 and 2009 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
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
At December 31, 2010 and 2009, the aggregate fair-value and the carrying value of the Company’s consolidated mortgage notes payable, unsecured line of credit, secured construction loan, Notes, secured term loan, derivative instruments, and investments were as follows (in thousands):

	December 31,
	2010		2009
	Fair-value	Carrying Value	Fair-value	Carrying Value
Mortgage notes payable(1)	$729,561	$657,922	$671,614	$669,454
Secured term loan	—	—	233,389	250,000
Notes due 2026(2)	23,244	19,522	46,150	44,685
Notes due 2030	209,128	180,000	—	—
Notes due 2020(3)	262,950	247,571	—	—
Unsecured line of credit	388,567	392,450	380,699	397,666
Derivative instruments(4)	(3,800)	(3,800)	(12,432)	(12,432)
Investments(5)	4,060	4,060	898	898

(1)	Carrying value includes $5.6 million and $7.0 million of unamortized debt premium as of December 31, 2010 and 2009, respectively.

(2)	Carrying value includes $278,000 and $1.5 million of unamortized debt discount as of December 31, 2010 and 2009, respectively.

(3)	Carrying value includes $2.4 million of unamortized debt discount as of December 31, 2010.

(4)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 11).

(5)	The Company’s investments are included in other assets on the accompanying balance sheets (see Investments section in Note 2).
9. Incentive Award Plan
The Company has adopted the 2009 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 5,340,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2010, 2,509,809 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally three to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Since inception, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Unvested LTIP units do not have full parity with common units of the Operating Partnership at issuance with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse over a specified period of time (normally three to five years from the date of issuance). In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Company’s common stock or cash, at the Company’s election.
During the years ended December 31, 2010, 2009, and 2008 the Company granted 658,859, 603,900, and 574,495 shares of unvested restricted stock and LTIP units with aggregate values of $10.9 million, $7.5 million, and $7.6 million under the Plan, respectively. For the years ended December 31, 2010, 2009, and 2008, a total of 332,183 shares (79,555 shares of common stock, were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), 189,658 shares (3,435 shares of common stock, were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), and 312,828 shares of restricted stock and LTIP units vested, with fair-values of $5.3 million, $2.0 million, and $6.3 million, respectively. For the years ended December 31, 2010, 2009, and 2008, $7.0 million, $5.6 million, and $6.1 million, respectively, of stock-based compensation expense was recognized in general and administrative expenses and rental operations expense. On December 31, 2008, the Company accelerated the vesting of 73,725 LTIP units for one employee (included in the table below), resulting in a revaluation based on the fair-value of the LTIP units on that date, and the recognition of additional compensation expense of approximately $583,000 in 2008. As of December 31, 2010, total compensation expense related to unvested awards of $16.1 million will be recognized in the future over a weighted-average period of 2.9 years.
A summary of the Company’s unvested restricted stock and LTIP units is presented below:

		Weighted
	Unvested Restricted	Average Grant-
	Shares/LTIP Units	Date Fair-Value
Balance at December 31, 2007	664,318	$27.81
Granted	574,495	11.87
Vested	(312,828)	25.13
Forfeited	(25,144)	25.40

Balance at December 31, 2008	900,841	18.92
Granted	603,900	12.38
Vested	(189,658)	27.02
Forfeited	(19,325)	13.52

Balance at December 31, 2009	1,295,758	14.77
Granted	658,859	16.55
Vested	(332,183)	16.90
Forfeited	(34,374)	11.19

Balance at December 31, 2010	1,588,060	$15.15

10. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2010 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I(1)	PREI	20%	20%		April 4, 2007
PREI II(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22	%(4)	September 30, 2004

(1)
In April 2007, PREI I LLC acquired a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building at 650 East Kendall Street totaling 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site also includes a below grade parking facility.

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

The PREI joint ventures’ $203.3 million secured acquisition and interim loan facility with KeyBank bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date. On January 19, 2011, the maturity date of the secured acquisition and interim loan facility was extended from February 10, 2011 to February 10, 2012. At maturity, the PREI joint ventures may refinance the secured acquisition and interim loan facility, depending on market conditions and the availability of credit, or they may repay the principal balance. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which is intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At December 31, 2010, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.8% (including the applicable credit spread).

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. On August 3, 2010, the maturity date of the secured construction loan facility was extended from August 13, 2010 to February 13, 2011. On January 11, 2011, the maturity date was further extended from February 13, 2011 to August 13, 2011. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the construction loan. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may repay the principal balance of the construction loan. At December 31, 2010, there were $202.4 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC referred to above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $814,000 at December 31, 2010.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.5 million at December 31, 2010. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $1.4 million, $2.7 million, and $2.5 million in fees for the years ended December 31, 2010, 2009, and 2008, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31,
	2010	2009
Assets:
Investments in real estate, net	$620,430	$613,306
Cash and cash equivalents (including restricted cash)	7,914	6,758
Intangible assets, net	12,303	13,498
Other assets	26,412	18,374

Total assets	$667,059	$651,936

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$415,933	$405,606
Other liabilities	18,101	15,195
Members’ equity	233,025	231,135

Total liabilities and equity	$667,059	$651,936

Company’s net investment in unconsolidated partnerships	$57,265	$56,909

During 2010, the Company provided approximately $4.3 million in additional funding to the PREI joint ventures pursuant to capital calls.

The condensed combined statements of operations for the unconsolidated partnerships were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Total revenues	$36,953	$30,515	$30,598

Rental operations expenses and real estate taxes	20,687	19,925	12,863
Depreciation and amortization	15,991	13,217	10,483
Professional fees	2,120	1,341	2,668
Interest expense, net of interest income	11,778	9,645	10,759

Total expenses	50,576	44,128	36,773

Net loss	$(13,623)	$(13,613)	$(6,175)

Company’s equity in net loss of unconsolidated partnerships	$(1,645)	$(2,390)	$(1,200)

11. Derivative and Other Financial Instruments
As of December 31, 2010, the Company had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.7%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. An additional interest rate swap with a notional amount of $250.0 million, initially intended to hedge interest payments related to the Company’s secured term loan, expired during the three months ended June 30, 2010. No initial investment was made to enter into the interest rate swap agreements.
As of December 31, 2010, the Company had deferred interest costs of approximately $56.2 million in other comprehensive income related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009 for approximately $86.5 million. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 5). The deferred interest costs will be amortized as additional interest expense over a remaining term of approximately nine years.
The following is a summary of the terms of the interest rate swaps and the forward starting swaps and their fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (in thousands):

					Fair-Value (1)
	Notional				December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2010	2009
	$250,000	4.157%	June 1, 2005	June 1, 2010	$—	$(4,017)
	115,000	4.673%	October 1, 2007	August 1, 2011	(2,928)	(6,530)
	35,000	4.700%	October 10, 2007	August 1, 2011	(898)	(2,004)

Interest rate swaps	400,000				(3,826)	(12,551)
Other(2)	—				26	119

Total derivative instruments	$400,000				$(3,800)	$(12,432)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument. Changes in the fair-value of the stock purchase warrant are included earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the years ended December 31, 2010, 2009, and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.
The Company’s voluntary prepayment of the remaining balance outstanding on the secured term loan (see Note 5) and additional repayment of a portion of the outstanding indebtedness on the unsecured line of credit caused its variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010, causing the Company to be temporarily overhedged. In addition, the use of contributed proceeds from its September 28, 2010 common stock offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on September 30, 2010, causing the Company to be temporarily overhedged. As a result, the Company re-performed tests in each period to assess the effectiveness of its interest rate swaps. The tests indicated that the $250.0 million interest rate swap was no longer highly effective during the three months ended June 30, 2010, resulting in the prospective discontinuance of hedge accounting through the expiration of the interest rate swap on June 1, 2010. From the date that hedge accounting was discontinued, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $1.1 million for the three months ended June 30, 2010, which is included as a component of loss on derivative instruments. In addition, the Company recorded a charge to earnings of approximately $1.1 million associated with this interest rate swap, relating to interest payments to the swap counterparty and hedge ineffectiveness, which is also included as a component of loss on derivative instruments.
Although the remaining interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at both June 30, 2010 and September 30, 2010 and continued to qualify for hedge accounting, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the year ended December 31, 2010 of approximately $360,000 (net of a gain primarily attributable to the elimination of the Company’s overhedged status with respect to the interest rate swaps, upon the expiration of the $250.0 million interest rate swap on June 1, 2010 and an increase in the Company’s variable-rate borrowings during the three months ended December 31, 2010).
For the year ended December 31, 2010, the Company recorded total losses on derivative instruments of $453,000 primarily related to the discontinuance of hedge accounting for the Company’s former $250.0 million interest rate swap (see above) and changes in the fair-value of other derivative instruments. For the years ended December 31, 2009, and 2008, the Company recognized a gain of approximately $203,000 and a loss of approximately $19.9 million, respectively, as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $17.5 million, $19.8 million and $7.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively, and (2) a loss on derivative instruments of $453,000 and $19.9 million for the years ended December 31, 2010 and 2008, respectively, and a gain on derivative instruments of $203,000 for the year ended December 31, 2009. During the next twelve months, the Company estimates that an additional $10.9 million will be reclassified from other accumulated comprehensive income as an increase to interest expense. In addition, for the years ended December 31, 2010 and 2009, approximately $723,000 and $2.7 million, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of gain(loss) recognized in accumulated other comprehensive income related to the derivative instruments for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008
Amount of gain/(loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$8,630	$10,737	$(14,119)
Forward starting swaps	—	11,783	(58,911)

Total cash flow hedges	8,630	22,520	(73,030)
Ineffective interest rate swaps(1)	—	4,321	(11,344)

Total interest rate swaps	$8,630	$26,841	$(84,374)

(1)
For the year ended December 31, 2009, the amount represents the reclassification of unrealized losses from accumulated other comprehensive income to earnings during the three months ended March, 31, 2009 relating to a previously effective forward starting swap as a result of the reduction in the notional amount of forecasted debt.

The following is a summary of the amount of loss reclassified from accumulated other comprehensive income to interest expense related to the derivative instruments for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008
Amount of loss reclassified from other comprehensive income to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(10,343)	$(16,248)	$(7,115)
Forward starting swaps(2)	(7,114)	(3,588)	—

Total interest rate swaps	$(17,457)	$(19,836)	$(7,115)

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
The following is a summary of the amount of (loss)/gain recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the years ended December 31, 2010, 2009 and 2008:

	Years Ended
	December 31,
	2010	2009	2008
Amount of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(360)	$(31)	$(35)
Forward starting swaps	—	(476)	(1,179)

Total cash flow hedges	(360)	(507)	(1,214)
Ineffective interest rate swaps	—	790	(18,734)

Total interest rate swaps	(360)	283	(19,948)
Other derivative instruments	(93)	(80)	—

Total (loss)/gain on derivatives.	$(453)	$203	$(19,948)

12. Property Acquisitions
The Company acquired the following properties during the year ended December 31, 2010. The table below reflects the purchase price allocation for the acquisitions as of December 31, 2010 (in thousands):

	Acquisition	Investments	Above	In-Place	Management	Below	Mortgage Note	Debt	Total Cash
Property	Date	in Real Estate(1)	Market Lease	Lease	Agreement	Market Lease	Assumed	Premium	Consideration

55/65 West Watkins Mill Road	February 23, 2010	$12,713	$—	$1,579	$218	$(125)	$—	$—	$14,385
Gazelle Court(2)	March 30, 2010	11,623	—	—	—	—	—	—	11,623
Medical Center Drive	May 3, 2010	53,181	—	—	—	(181)	—	—	53,000
50 West Watkins Mill Road	May 7, 2010	13,062	—	1,175	—	(37)	—	—	14,200
4775/4785 Executive Drive	July 15, 2010	27,280	—	—	—	—	—	—	27,280
Paramount Parkway	July 20, 2010	15,615	—	1,639	295	—	—	—	17,549
11388 Sorrento Valley Road	September 10, 2010	10,879	168	1,264	109	—	—	—	12,420
4570 Executive Drive	September 17, 2010	56,378	1,504	5,367	251	—	—	—	63,500
10240 Science Center Drive	September 23, 2010	16,203	—	1,505	42	—	—	—	17,750
Sorrento West	October 15, 2010	28,013	247	2,173	43	(426)	(13,291)	(660)	16,099
Sorrento Plaza	October 18, 2010	8,310	469	1,096	—	—	—	—	9,875
Science Center at Oyster Point	October 26, 2010	109,225	7,993	13,083	2,949	—	—	—	133,250
Gateway Business Park	October 26, 2010	127,832	20,002	16,034	1,126	(48)	—	—	164,946
Patriot Drive	December 17, 2010	7,672	26	775	97	—	—	—	8,570
Weston Parkway	December 17, 2010	5,558	—	542	—	—	—	—	6,100
3525 John Hopkins Court	December 28, 2010	22,342	—	2,052	506	—	—	—	24,900

Total		$525,886	$30,409	$48,284	$5,636	$(817)	$(13,291)	$(660)	$595,447

Weighted average intangible amortization life (in months)			71	77	114	39		13

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

Revenues of $15.7 million and net income of $6.0 million associated with properties acquired in 2010 are included in the consolidated income statements for the year ended December 31, 2010 for both the Company and the Operating Partnership.
13. Commitments and Contingencies
Concentration of Credit Risk
Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals Incorporated, comprised 16.3% and 11.8%, or $48.0 million and $34.9 million, respectively, of rental revenues for the year ended December 31, 2010; 17.8% and 13.2%, or $48.0 million and $35.6 million, respectively, of rental revenues for the year ended December 31, 2009; and 21.1% and 13.7%, or $48.0 million and $31.3 million, respectively, of rental revenues for the year ended December 31, 2008. These tenants are located in the Company’s Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.
Construction and Other Related Commitments
As of December 31, 2010, the Company had approximately $108.2 million outstanding in construction and other related commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $105.3 million expected to be paid in 2011, approximately $93,000 expected to be paid in 2012 and 2013 and approximately $252,000 in 2013.
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
Repurchase Agreements
A lease at the King of Prussia Road property contains a provision whereby the tenant, Centocor, Inc. (“Centocor”), holds a right to purchase the property (the “Purchase Option”) from the Company. The Purchase Option is exercisable through the expiration of the underlying lease in March 2014 (the purchase option may also be extended for an additional ten years in the event that Centocor exercises each of two five-year lease extension options). The purchase price is a specified amount within the amended lease agreement if the purchase option is exercised prior to March 31, 2012 (with an annual increase of 3% on April 1 of each subsequent year), but may also be increased for costs incurred (with an implied return to determine estimated triple-net rental rates with respect to the costs incurred) and a capitalization rate of 8% if the Company has begun construction of new buildings on the property.
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
Legal Proceedings
Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2010, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.
14. Pro Forma Results of the Parent Company (unaudited)
The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2010 as if they had taken place on January 1, 2010 and 2009, respectively, are as follows:

	Year Ended December 31,
	2010	2009
Total revenues	$424,823	$409,866
Net income available to common stockholders	27,018	51,633
Net income per share available to common stockholders — basic and diluted	$0.24	$0.56
Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.
15. Pro Forma Results of the Operating Partnership (unaudited)
The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2010 as if they had taken place on January 1, 2010 and 2009, respectively, are as follows:

	Year Ended December 31,
	2010	2009
Total revenues	$424,823	$409,866
Net income available to unitholders	27,564	53,165
Net income per share available to unitholders — basic and diluted	$0.24	$0.56
Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010 and 2009, respectively, nor does it intend to be a projection of future results.
16. Quarterly Financial Information of the Parent Company (unaudited)
The Company’s selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands, except per share data) was as follows.

	2010 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$105,036	$95,733	$92,912	$92,756
Net income	12,940	9,177	8,535	8,661
Net income attributable to noncontrolling interests	(178)	(104)	(95)	(121)
Preferred dividends	(4,241)	(4,241)	(4,241)	(4,241)
Net income available to common stockholders	$8,521	$4,832	$4,199	$4,299
Net income per share available to common stockholders — basic and diluted	$0.06	$0.04	$0.04	$0.04

	2009 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$88,171	$92,963	$86,080	$93,951
Net income	4,728	8,411	23,081	23,970
Net income attributable to noncontrolling interests	(10)	(108)	(645)	(705)
Preferred dividends	(4,241)	(4,241)	(4,241)	(4,240)
Net income available to common stockholders	$477	$4,062	$18,195	$19,024
Net income per share available to common stockholders — basic and diluted	$0.00	$0.04	$0.20	$0.23

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.
17. Quarterly Financial Information of the Operating Partnership (unaudited)
The Company’s selected quarterly information for the years ended December 31, 2010 and 2009 (in thousands, except per share data) was as follows.

	2010 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$105,036	$95,733	$92,912	$92,756
Net income	12,940	9,177	8,535	8,661
Net loss attributable to noncontrolling interests	10	18	14	6
Preferred distributions	(4,241)	(4,241)	(4,241)	(4,241)
Net income available to unitholders	$8,709	$4,954	$4,309	$4,427
Net income per unit attributable to unitholders — basic and diluted	$0.06	$0.04	$0.04	$0.04

	2009 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$88,171	$92,963	$86,080	$93,951
Net income	4,728	8,411	23,081	23,970
Net loss attributable to noncontrolling interests	20	14	13	17
Preferred distributions	(4,241)	(4,241)	(4,241)	(4,240)
Net income available to unitholders	$507	$4,184	$18,853	$19,747
Net income per unit attributable to unitholders — basic and diluted	$0.00	$0.04	$0.20	$0.23

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2010
(In thousands)

							Gross amount carried at December 31,
			Initial Cost			Costs	2010
	Year				Buildings	Capitalized		Buildings
	Built/			Ground	and	Subsequent		and		Accumulated
Property	Renovated	Encumbrances	Land	Lease	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	$—	$1,942	$—	$31,293	$128	$1,942	$31,421	$33,363	$(4,410)	$28,953
Ardentech Court	1997/2008	4,237	2,742	—	5,379	6,919	2,742	12,298	15,040	(2,672)	12,368
Ardenwood Venture	1985	—	3,550	—	10,603	4,352	3,550	14,955	18,505	(2,073)	16,432
Balboa Avenue	1968/2000	—	1,316	—	9,493	464	1,316	9,957	11,273	(1,660)	9,613
Bayshore Boulevard	2000	—	3,667	—	22,593	7,464	3,667	30,057	33,724	(7,132)	26,592
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(2,657)	16,413
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	32	2,580	13,746	16,326	(2,032)	14,294
9911 Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	196,814	200,974	(23,544)	177,430
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(1,291)	13,850
Center for Life Science Boston	2008	345,577	60,000	—	407,747	250,415	60,000	658,162	718,162	(47,793)	670,369
Bridgeview Technology Park I	1977/2002	—	1,315	—	14,716	19,100	2,494	32,637	35,131	(4,984)	30,147
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	13,066	14,588	(1,891)	12,697
Charles Street	1911/1986	—	5,000	—	7,033	29	5,000	7,062	12,062	(927)	11,135
Coolidge Avenue	1962/1999	—	2,760	—	7,102	13	2,760	7,115	9,875	(1,013)	8,862
Dumbarton Circle	1990	—	2,723	—	5,097	186	2,723	5,283	8,006	(2,269)	5,737
Eccles Avenue(4)	1965/1995	—	21,257	—	608	3,785	21,257	4,393	25,650	(608)	25,042
Eisenhower Road	1973/2000	—	416	—	2,614	1,048	416	3,662	4,078	(744)	3,334
Elliott Avenue	1925/2004	—	10,124	—	38,911	32,063	10,124	70,974	81,098	(4,283)	76,815
21 Erie Street	1925/2004	—	3,366	—	18,372	59	3,366	18,431	21,797	(2,591)	19,206
40 Erie Street	1996	—	7,593	—	33,765	382	7,593	34,147	41,740	(4,739)	37,001
4570 Executive Drive	1999	—	7,685	—	48,693	—	7,685	48,693	56,378	(639)	55,739
4775 / 4785 Executive Drive	2009	—	10,180	—	17,100	22	10,180	17,122	27,302	(214)	27,088
500 Fairview Avenue	1959/1991	—	—	—	3,285	204	—	3,489	3,489	(2,025)	1,464
530 Fairview Avenue	2008	—	2,703	—	694	41,699	2,703	42,393	45,096	(3,438)	41,658
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(958)	7,613
Forbes Boulevard	1978	—	19,250	—	13,334	464	19,250	13,798	33,048	(1,112)	31,936
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	848	3,500	19,170	22,670	(2,766)	19,904
Gateway Business Park	1991-1998	—	116,850	—	10,982	0	116,850	10,982	127,832	(446)	127,386
Gazelle Court(4)	—	—	10,100	—	1,523	30,367	10,100	31,890	41,990	—	41,990
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	1,630	1,575	12,659	14,234	(1,503)	12,731
Graphics Drive	1992/2007	—	800	—	6,577	6,408	800	12,985	13,785	(2,792)	10,993
Industrial Road	2001/2005	—	12,000	—	41,718	15,173	12,000	56,891	68,891	(18,459)	50,432
3525 John Hopkins Court	1991	—	3,993	—	18,349	—	3,993	18,349	22,342	—	22,342
3545-3575 John Hopkins Court	1991/2008	—	3,560	—	19,526	11,883	3,560	31,409	34,969	(2,577)	32,392
Kaiser Drive	1990	—	3,430	—	6,093	9,673	3,430	15,766	19,196	(1,116)	18,080
500 Kendall Street (Kendall D)	2002	64,230	3,572	—	166,308	572	3,572	166,880	170,452	(23,431)	147,021
King of Prussia Road	1954/2004	—	12,813	—	66,152	1,023	12,813	67,175	79,988	(10,862)	69,126
Landmark at Eastview(5)	1958/2008	—	—	14,210	61,996	181,527	16,943	240,790	257,733	(23,052)	234,681
Lucent Drive	2004	—	265	—	5,888	—	265	5,888	6,153	(822)	5,331
Medical Center Drive	1995	—	9,620	—	43,561	—	9,620	43,561	53,181	(1,054)	52,127
Monte Villa Parkway	1996/2002	—	1,020	—	10,711	382	1,020	11,093	12,113	(1,797)	10,316
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(3,491)	51,598
6828 Nancy Ridge Drive	1983/2001	6,488	2,344	—	9,611	484	2,344	10,095	12,439	(1,744)	10,695
Science Center at Oyster Point	2008-2009	—	19,464	—	89,762	(0)	19,464	89,762	109,226	(595)	108,631
One Research Way	1980 /2008	—	1,813	—	6,454	3,876	1,813	10,330	12,143	(716)	11,427
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	2,720	5,400	14,213	19,613	(1,856)	17,757
Pacific Research Center	2000/2008	—	74,147	—	142,437	90,329	74,147	232,766	306,913	(19,102)	287,811
3500 Paramount Parkway	1999	—	1,080	—	14,535	—	1,080	14,535	15,615	(222)	15,393
Patriot	1984/2001	—	848	—	6,823	—	848	6,823	7,671		7,671
Phoenixville Pike	1989/2008	—	1,204	—	10,879	11,083	1,204	21,962	23,166	(3,715)	19,451
Road to the Cure	1977/2007	14,696	4,430	—	19,129	3,141	4,430	22,270	26,700	(3,468)	23,232
San Diego Science Center	1973/2002	—	3,871	—	21,875	1,671	3,871	23,546	27,417	(3,822)	23,595
10240 Science Center Drive	2002	—	4,079	—	12,124	—	4,079	12,124	16,203	(111)	16,092
Science Center Drive	1995	10,800	2,630	—	16,029	—	2,630	16,029	18,659	(2,560)	16,099
Shady Grove Road	2003	147,000	28,601	—	197,548	2,948	28,895	200,202	229,097	(23,996)	205,101
Sidney Street	2000	27,395	7,580	—	50,459	29	7,580	50,488	58,068	(7,062)	51,006
Sorrento Plaza	1978/2003	—	2,364	—	5,946	—	2,364	5,946	8,310	(45)	8,265
11388 Sorrento Valley Road	2000	—	2,366	—	8,514	—	2,366	8,514	10,880	(116)	10,764
Sorrento Valley Boulevard	1982	—	4,140	—	15,034	2	4,140	15,036	19,176	(1,775)	17,401
Sorrento West	1974-1984	13,247	13,455	—	14,368	299	13,455	14,667	28,122	(214)	27,908
Spring Mill Drive	1988	—	1,074	—	7,948	586	1,074	8,534	9,608	(1,371)	8,237
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(2,088)	16,591
Torreyana Road	1980/1997	—	7,660	—	24,468	—	7,660	24,468	32,128	(2,394)	29,734
9865 Towne Centre Drive	2008	17,636	5,738	—	2,991	20,207	5,738	23,198	28,936	(2,128)	26,808
9885 Towne Centre Drive	2001/2008	—	4,982	—	28,513	—	4,982	28,513	33,495	(4,544)	28,951
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(1,600)	11,057
900 Uniqema Boulevard	2000	1,011	404	—	3,692	—	404	3,692	4,096	(491)	3,605
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	—	1,350	13,229	14,579	(1,736)	12,843
Vassar Street	1950/1998	—	2,040	—	13,841	7,407	2,040	21,248	23,288	(2,307)	20,981
Waples Street	1983/2005	—	2,470	—	2,907	11,039	2,470	13,946	16,416	(5,861)	10,555
Walnut Street	1972 /2004	—	5,200	—	36,068	—	5,200	36,068	41,268	(4,817)	36,451
Weston Parkway	1990	—	536	—	5,022	—	536	5,022	5,558	—	5,558
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	493	4,922	121,675	126,597	(16,935)	109,662
West Watkins Mill	1999	—	2,320	—	10,393	208	2,320	10,601	12,921	(392)	12,529
50 West Watkins Mill	1988/2005	—	1,451	—	11,611	—	1,451	11,611	13,062	(264)	12,798
217th Place	1987/2007	—	7,125	—	3,529	14,627	7,125	18,156	25,281	(2,064)	23,217

Total		$652,317	$608,257	$14,210	$2,439,783	$815,548	$626,673	$3,251,419	$3,878,092	$(341,978)	$3,536,114

(1)	Includes mortgage notes secured by various properties but excludes unamortized debt premium of $5.6 million.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $4.2 billion as of December 31, 2009 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than 1 year to 40 years.

(4)	The property or a portion of the property was under development or pre-development as of December 31, 2010.

(5)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.
A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Investment in real estate:
Balance at beginning of year	$3,216,541	$3,122,539	$2,912,043
Property acquisitions	525,886	—	3,286
Improvements	135,665	94,002	207,210

Balance at end of year	$3,878,092	$3,216,541	$3,122,539

Accumulated Depreciation:
Balance at beginning of year	$(244,774)	$(162,110)	$(104,444)
Depreciation expense	(97,204)	(82,664)	(57,666)

Balance at end of year	$(341,978)	$(244,774)	$(162,110)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Controls and Procedures (BioMed Realty Trust, Inc.)
Evaluation of Disclosure Controls and Procedures
BioMed Realty Trust, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, BioMed Realty Trust, Inc. has an investment in unconsolidated entities. As BioMed Realty Trust, Inc. manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities. As required by Rule 13a-15(b) under the Exchange Act, BioMed Realty Trust, Inc. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty Trust, Inc.’s disclosure controls and procedures. Based on the foregoing, BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, BioMed Realty Trust, Inc.’s disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, and effected by BioMed Realty Trust, Inc.’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, BioMed Realty Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2010, the end of the company’s most recent fiscal year. BioMed Realty Trust, Inc.’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over BioMed Realty Trust, Inc.’s internal control over financial reporting. Such report appears on page 69 of this report.

Changes in Internal Control over Financial Reporting
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
Controls and Procedures (BioMed Realty, L.P.)
Evaluation of Disclosure Controls and Procedures
The operating partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the general partner, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the operating partnership has an investment in unconsolidated entities. As the operating partnership manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities. As required by Rule 13a-15(b) under the Exchange Act, the operating partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of the operating partnership’s disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the general partner concluded that, as of the end of the period covered by this report, the operating partnership’s disclosure controls and procedures were effective and were operating at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Internal control over financial reporting refers to the process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer of the general partner, and effected by the general partner’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the operating partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the operating partnership are being made only in accordance with authorizations of management and directors of the general partner of the operating partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the operating partnership’s assets that could have a material effect on the financial statements.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the operating partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, the operating partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the operating partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the operating partnership’s internal control over financial reporting was effective as of December 31, 2010, the end of the operating partnership’s most recent fiscal year.
Changes in Internal Control over Financial Reporting
There has been no change in the operating partnership’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the operating partnership’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules
(b) Exhibits

Exhibit
Number	Description
3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)

3.2	Articles of Amendment of BioMed Realty Trust, Inc.(2)

3.3	Articles of Amendment of BioMed Realty Trust, Inc.(3)

3.4	Second Amended and Restated Bylaws of BioMed Realty Trust, Inc.(4)

3.5	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(5)

3.6	Certificate of Limited Partnership of BioMed Realty, L.P.(6)

3.7	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.(6)

4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(7)

4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(5)

4.3
Indenture, dated September 25, 2006, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.50% Exchangeable Senior Notes due 2026.(8)

4.4
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030.(9)

4.5
Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and the guarantee thereof.(10)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(11)

10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)

10.3	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(12)

10.4	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(13)

10.5	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(14)

10.6	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(13)

10.7	Form of Long Term Incentive Plan Unit Award Agreement.(15)

10.8	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(16)

10.9	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(17)

10.10	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(17)

Exhibit
Number	Description
10.11	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(17)

10.12	Amended and Restated Employment Agreement dated as of December 14, 2007 between BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(17)

10.13	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(18)

10.14	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Kent Griffin.(18)

10.15	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(18)

10.16	First Amendment to Amended and Restated Employment Agreement effective as of December 15, 2008 by and among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(18)

10.17	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(19)

10.18	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.19	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.20	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.21	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.22	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.23	Form of Line Note under Unsecured Credit Agreement.(20)

10.24	Form of Term Note under Unsecured Credit Agreement.(20)

10.25
Second Amended and Restated Unsecured Credit Agreement, dated as of August 1, 2007, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(6)

10.26
First Amendment to Second Amended and Restated Unsecured Credit Agreement, dated as of November 23, 2009, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(6)

10.27
Second Amendment to Second Amended and Restated Unsecured Credit Agreement, dated as of December 4, 2009, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(6)

10.28	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc.(21)

10.29	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(21)

10.30	Registration Rights Agreement, dated September 25, 2006, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated.(8)

10.31
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(9)

Exhibit
Number		Description
10.32
Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(10)

10.33		Director Compensation Policy.(13)

10.34		Dividend Reinvestment and Stock Purchase Plan.(22)

12.1	*	Ratio of Earnings to Fixed Charges.

21.1	*	List of Subsidiaries of BioMed Realty Trust, Inc. and BioMed Realty, L.P.

23.1	*	Consent of KPMG LLP.

31.1	*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.†

101.SCH	*	XBRL Taxonomy Extension Schema Document.†

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2010.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(6)
Incorporated herein by reference to BioMed Realty Trust, Inc. and BioMed Realty, L.P.’s Registration Statement on Form S-4 (File No. 333-168968), filed with the Securities and Exchange Commission on August 20, 2010.

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2006.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2007.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2008.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.	BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD Alan D. Gold	/s/ ALAN D. GOLD Alan D. Gold
Chairman of the Board and	Chairman of the Board and
Chief Executive Officer	Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN Greg N. Lubushkin	/s/ GREG N. LUBUSHKIN Greg N. Lubushkin
Chief Financial Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

/s/ STEPHEN A. WILLEY Stephen A. Willey	/s/ STEPHEN A. WILLEY Stephen A. Willey
Vice President, Chief Accounting Officer	Vice President, Chief Accounting Officer
(Principal Accounting Officer)	(Principal Accounting Officer)

Dated: February 8, 2011	Dated: February 8, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON Barbara R. Cambon	Director	February 8, 2011

/s/ EDWARD A. DENNIS Edward A. Dennis	Director	February 8, 2011

/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 8, 2011

/s/ GARY A. KREITZER Gary A. Kreitzer	Executive Vice President, General Counsel and Director	February 8, 2011

/s/ THEODORE D. ROTH Theodore D. Roth	Director	February 8, 2011

/s/ M. FAYE WILSON M. Faye Wilson	Director	February 8, 2011