Form 10-Q
period 2011-03-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2011-05-05
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission File Number: 1-32261 (BioMed Realty Trust, Inc.)
000-54089 (BioMed Realty, L.P.)
BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.
(Exact name of registrant as specified in its charter)

Maryland	20-1142292 (BioMed Realty Trust, Inc.)
(State or other jurisdiction of	20-1320636 (BioMed Realty, L.P.)
incorporation or organization)	(I.R.S. Employer Identification No.)

17190 Bernardo Center Drive
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)
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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of May 5, 2011 was 131,248,832.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2011 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of March 31, 2011, BioMed Realty Trust, Inc. owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of BioMed Realty Trust, Inc. and those of BioMed Realty, L.P. The operating partnership and long term incentive plan units in BioMed Realty, L.P. that are not owned by BioMed Realty Trust, Inc. are accounted for as partners’ capital in BioMed Realty, L.P.’s financial statements and as noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements. The noncontrolling interests in BioMed Realty, L.P.’s financial statements include the interests of joint venture partners. The noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements include the same noncontrolling interests at the BioMed Realty, L.P. level as well as the limited partnership unitholders of BioMed Realty, L.P., not including BioMed Realty Trust, Inc. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the BioMed Realty Trust, Inc. and the BioMed Realty, L.P. levels.
We believe combining the quarterly reports on Form 10-Q of BioMed Realty Trust, Inc. and BioMed Realty, L.P. into this single report:
•	better reflects how management and the analyst community view the business as a single operating unit,
•	enhances investor understanding of our company by enabling them to view the business as a whole and in the same manner as management,

•	is more efficient for our company and results in savings in time, effort and expense, and

•	is more efficient for investors by reducing duplicative disclosure and providing a single document for their review.

To help investors understand the significant differences between our company and our operating partnership, this report presents the following separate sections for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P.:
•	consolidated financial statements,

•	the following notes to the consolidated financial statements:
•	Debt,

•	Equity / Partners’ Capital, and

•	Earnings Per Share / Unit,
•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

•	Unregistered Sales of Equity Securities and Use of Proceeds.
This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of BioMed Realty Trust, Inc. have made the requisite certifications and BioMed Realty Trust, Inc. and BioMed Realty, L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,538,560	$3,536,114
Investments in unconsolidated partnerships	56,287	57,265
Cash and cash equivalents	19,351	21,467
Restricted cash	6,687	9,971
Accounts receivable, net	7,358	5,874
Accrued straight-line rents, net	110,981	106,905
Acquired above-market leases, net	28,069	30,566
Deferred leasing costs, net	121,658	125,060
Deferred loan costs, net	13,473	11,499
Other assets	56,656	55,033

Total assets	$3,959,080	$3,959,754

LIABILITIES AND EQUITY
Mortgage notes payable, net	$629,640	$657,922
Exchangeable senior notes, net	199,613	199,522
Unsecured senior notes, net	645,081	247,571
Unsecured line of credit	51,000	392,450
Security deposits	11,585	11,749
Dividends and distributions payable	31,086	27,029
Accounts payable, accrued expenses and other liabilities	88,116	98,826
Derivative instruments	2,231	3,826
Acquired below-market leases, net	7,565	7,963

Total liabilities	1,665,917	1,646,858
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	222,413	222,413
Common stock, $.01 par value, 200,000,000 shares authorized, 131,239,482 and 131,046,509 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,312	1,310
Additional paid-in capital	2,369,922	2,371,488
Accumulated other comprehensive loss	(68,908)	(70,857)
Dividends in excess of earnings	(241,894)	(221,176)

Total stockholders’ equity	2,282,845	2,303,178
Noncontrolling interests	10,318	9,718

Total equity	2,293,163	2,312,896

Total liabilities and equity	$3,959,080	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental	$80,217	$70,600
Tenant recoveries	24,581	20,826
Other income	747	1,330

Total revenues	105,545	92,756

Expenses:
Rental operations	20,517	17,851
Real estate taxes	10,681	8,722
Depreciation and amortization	33,835	28,915
General and administrative	7,421	6,269
Acquisition related expenses	320	150

Total expenses	72,774	61,907

Income from operations	32,771	30,849
Equity in net loss of unconsolidated partnerships	(648)	(277)
Interest income	125	20
Interest expense	(21,316)	(21,260)
(Loss)/gain on derivative instruments	(1,011)	150
Loss on extinguishment of debt	(43)	(821)

Net income	9,878	8,661
Net income attributable to noncontrolling interests	(107)	(121)

Net income attributable to the Company	9,771	8,540
Preferred stock dividends	(4,241)	(4,241)

Net income available to common stockholders	$5,530	$4,299

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.04	$0.04

Weighted-average common shares outstanding:
Basic	129,771,733	98,229,996

Diluted	132,764,842	102,577,329

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Total Equity
Balance at December 31, 2010	$222,413	131,046,509	$1,310	$2,371,488	$(70,857)	$(221,176)	$2,303,178	$9,718	$2,312,896
Net issuances of unvested restricted common stock	—	180,792	2	(2,390)	—	—	(2,388)	—	(2,388)
Conversion of OP units to common stock	—	12,181	—	(30)	—	—	(30)	30	—
Vesting of share-based awards	—	—	—	1,871	—	—	1,871	—	1,871
Reallocation of equity to noncontrolling interests	—	—	—	(1,017)	—	—	(1,017)	1,017	—
Common stock dividends	—	—	—	—	—	(26,248)	(26,248)	—	(26,248)
OP unit distributions	—	—	—	—	—	—	—	(598)	(598)
Net income	—	—	—	—	—	9,771	9,771	107	9,878
Preferred stock dividends	—	—	—	—	—	(4,241)	(4,241)	—	(4,241)
Unrealized loss on marketable securities	—	—	—	—	(2,266)	—	(2,266)	(51)	(2,317)
Amortization of deferred interest costs	—	—	—	—	1,726	—	1,726	39	1,765
Unrealized gain on derivative instruments, net	—	—	—	—	2,489	—	2,489	56	2,545

Balance at March 31, 2011	$222,413	131,239,482	$1,312	$2,369,922	$(68,908)	$(241,894)	$2,282,845	$10,318	$2,293,163

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income available to common stockholders and noncontrolling interests	$5,637	$4,420
Other comprehensive income:
Unrealized gain on derivative instruments, net	2,569	2,927
Amortization of deferred interest costs	1,765	1,786
Equity in other comprehensive income/(loss) of unconsolidated partnerships	28	(14)
Deferred settlement payments on interest rate swaps, net	(52)	(245)
Reclassification on sale of marketable securities	—	(538)
Unrealized loss on marketable securities	(2,317)	—

Total other comprehensive income	1,993	3,916

Comprehensive income	7,630	8,336
Comprehensive income attributable to noncontrolling interests	(151)	(113)

Comprehensive income attributable to common stockholders	$7,479	$8,223

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$9,878	$8,661
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on extinguishment of debt	(398)	821
Loss/(gain) on derivative instruments	1,011	(150)
Gain on sale of marketable securities	—	(865)
Depreciation and amortization	33,835	28,915
Allowance for doubtful accounts	324	115
Revenue reduction attributable to acquired above-market leases	2,497	306
Revenue recognized related to acquired below-market leases	(398)	(1,201)
Revenue reduction attributable to lease incentives	518	500
Compensation expense related to restricted common stock and LTIP units	1,871	1,789
Amortization of deferred loan costs	1,058	1,204
Amortization of debt premium on mortgage notes payable	(497)	(467)
Amortization of debt discounts	141	177
Loss from unconsolidated partnerships	945	277
Distributions representing a return on capital from unconsolidated partnerships	192	348
Amortization of deferred interest costs	1,765	1,786
Changes in operating assets and liabilities:
Restricted cash	3,284	51
Accounts receivable	(1,570)	1,519
Accrued straight-line rents	(4,314)	(6,915)
Deferred leasing costs	(2,462)	(379)
Other assets	(6,174)	(11,036)
Security deposits	(164)	74
Accounts payable, accrued expenses and other liabilities	62	2,195

Net cash provided by operating activities	41,404	27,725

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(41,898)	(71,727)
Proceeds from the sale of marketable securities	—	1,227
Funds held in escrow for acquisitions	(875)	—

Net cash used in investing activities	(42,773)	(70,500)

Financing activities:
Proceeds from common stock offering	—	15,797
Payment of common stock offering costs	—	(371)
Payment of deferred loan costs	(2,383)	(5,773)
Unsecured line of credit proceeds	70,200	178,742
Unsecured line of credit payments	(411,650)	(181,844)

	Three Months Ended
	March 31,
	2011	2010

Principal payments on mortgage notes payable	(27,292)	(1,812)
Secured term loan repayments	—	(100,000)
Repurchases of exchangeable senior notes due 2026	—	(6,311)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	—
Deferred settlement payments on interest rate swaps, net	(52)	(245)
Distributions to operating partnership unit and LTIP unit holders	(509)	(429)
Dividends paid to common stockholders	(22,280)	(13,860)
Dividends paid to preferred stockholders	(4,241)	(4,241)

Net cash (used in)/provided by financing activities	(747)	59,653

Net (decrease)/increase in cash and cash equivalents	(2,116)	16,878
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$19,351	$36,800

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $1,494 and $1,645, respectively)	$16,452	$17,507
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	26,248	14,043
Accrual for distributions declared for operating partnership unit and LTIP unit holders	598	425
Accrued additions to real estate and related intangible assets	21,755	10,588
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,538,560	$3,536,114
Investments in unconsolidated partnerships	56,287	57,265
Cash and cash equivalents	19,351	21,467
Restricted cash	6,687	9,971
Accounts receivable, net	7,358	5,874
Accrued straight-line rents, net	110,981	106,905
Acquired above-market leases, net	28,069	30,566
Deferred leasing costs, net	121,658	125,060
Deferred loan costs, net	13,473	11,499
Other assets	56,656	55,033

Total assets	$3,959,080	$3,959,754

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$629,640	$657,922
Exchangeable senior notes, net	199,613	199,522
Unsecured senior notes, net	645,081	247,571
Unsecured line of credit	51,000	392,450
Security deposits	11,585	11,749
Distributions payable	31,086	27,029
Accounts payable, accrued expenses and other liabilities	88,116	98,826
Derivative instruments	2,231	3,826
Acquired below-market leases, net	7,565	7,963

Total liabilities	1,665,917	1,646,858
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $230,000,000 liquidation preference ($25.00 per unit), 9,200,000 units issued and outstanding at March 31, 2011 and December 31, 2010	222,413	222,413
Limited partners’ capital, 2,989,069 and 3,001,250 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively	10,536	9,918
General partner’s capital, 131,239,482 and 131,046,509 units issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,127,988	2,150,314
Accumulated other comprehensive loss	(67,556)	(69,549)

Total partners’ capital	2,293,381	2,313,096
Noncontrolling interests deficit	(218)	(200)

Total capital	2,293,163	2,312,896

Total liabilities and capital	$3,959,080	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental	$80,217	$70,600
Tenant recoveries	24,581	20,826
Other income	747	1,330

Total revenues	105,545	92,756

Expenses:
Rental operations	20,517	17,851
Real estate taxes	10,681	8,722
Depreciation and amortization	33,835	28,915
General and administrative	7,421	6,269
Acquisition related expenses	320	150

Total expenses	72,774	61,907

Income from operations	32,771	30,849
Equity in net loss of unconsolidated partnerships	(648)	(277)
Interest income	125	20
Interest expense	(21,316)	(21,260)
(Loss)/gain on derivative instruments	(1,011)	150
Loss on extinguishment of debt	(43)	(821)

Net income	9,878	8,661
Net loss attributable to noncontrolling interests	18	6

Net income attributable to the Operating Partnership	9,896	8,667
Preferred unit distributions	(4,241)	(4,241)

Net income available to the unitholders	$5,655	$4,426

Net income per unit attributable to unitholders:
Basic and diluted earnings per unit	$0.04	$0.04

Weighted-average units outstanding:
Basic	132,701,731	101,135,825

Diluted	132,701,731	102,577,329

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except unit data)
(Unaudited)

							Accumulated
			Limited Partners’				Other
	Preferred Series A		Capital		General Partner’s Capital		Comprehensive	Total Partner’s	Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests Deficit	Total Equity
Balance at December 31, 2010	9,200,000	$222,413	3,001,250	$9,918	131,046,509	$2,150,314	$(69,549)	$2,313,096	$(200)	$2,312,896
Net issuances of unvested restricted OP units	—	—	—	—	180,792	(2,388)	—	(2,388)	—	(2,388)
Conversion of OP units	—	—	(12,181)	30	12,181	(30)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	1,871	—	1,871	—	1,871
Reallocation of equity to limited partners	—	—	—	1,061	—	(1,061)	—	—	—	—
Distributions	—	(4,241)	—	(598)	—	(26,248)	—	(31,087)	—	(31,087)
Net income	—	4,241	—	125	—	5,530	—	9,896	(18)	9,878
Unrealized loss on marketable securities	—	—	—	—	—	—	(2,317)	(2,317)	—	(2,317)
Amortization of deferred interest costs	—	—	—	—	—	—	1,765	1,765	—	1,765
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	2,545	2,545	—	2,545

Balance at March 31, 2011	9,200,000	$222,413	2,989,069	$10,536	131,239,482	$2,127,988	$(67,556)	$2,293,381	$(218)	$2,293,163

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income available to unitholders and noncontrolling interests	$5,637	$4,420
Other comprehensive income:
Unrealized gain on derivative instruments, net	2,569	2,927
Amortization of deferred interest costs	1,765	1,786
Equity in other comprehensive income/(loss) of unconsolidated partnerships	28	(14)
Deferred settlement payments on interest rate swaps, net	(52)	(245)
Reclassification on sale of marketable securities	—	(538)
Unrealized loss on marketable securities	(2,317)	—

Total other comprehensive income	1,993	3,916

Comprehensive income	$7,630	$8,336

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$9,878	$8,661
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on extinguishment of debt	(398)	821
Loss/(gain) on derivative instruments	1,011	(150)
Gain on sale of marketable securities	—	(865)
Depreciation and amortization	33,835	28,915
Allowance for doubtful accounts	324	115
Revenue reduction attributable to acquired above-market leases	2,497	306
Revenue recognized related to acquired below-market leases	(398)	(1,201)
Revenue reduction attributable to lease incentives	518	500
Compensation expense related to share-based payments	1,871	1,789
Amortization of deferred loan costs	1,058	1,204
Amortization of debt premium on mortgage notes payable	(497)	(467)
Amortization of debt discounts	141	177
Loss from unconsolidated partnerships	945	277
Distributions representing a return on capital from unconsolidated partnerships	192	348
Amortization of deferred interest costs	1,765	1,786
Changes in operating assets and liabilities:
Restricted cash	3,284	51
Accounts receivable	(1,570)	1,519
Accrued straight-line rents	(4,314)	(6,915)
Deferred leasing costs	(2,462)	(379)
Other assets	(6,174)	(11,036)
Security deposits	(164)	74
Accounts payable, accrued expenses and other liabilities	62	2,195

Net cash provided by operating activities	41,404	27,725

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(41,898)	(71,727)
Proceeds from the sale of marketable securities	—	1,227
Funds held in escrow for acquisitions	(875)	—

Net cash used in investing activities	(42,773)	(70,500)

Financing activities:
Proceeds from issuance of OP units	—	15,426
Payment of deferred loan costs	(2,383)	(5,773)
Unsecured line of credit proceeds	70,200	178,742

	Three Months Ended
	March 31,
	2011	2010

Unsecured line of credit payments	(411,650)	(181,844)
Principal payments on mortgage notes payable	(27,292)	(1,812)
Secured term loan repayments	—	(100,000)
Repurchases of exchangeable senior notes due 2026	—	(6,311)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	—
Deferred settlement payments on interest rate swaps, net	(52)	(245)
Distributions paid to unitholders	(22,789)	(14,289)
Distributions paid to preferred unitholders	(4,241)	(4,241)

Net cash (used in)/provided by financing activities	(747)	59,653

Net (decrease)/increase in cash and cash equivalents	(2,116)	16,878
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$19,351	$36,800

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $1,494 and $1,645, respectively)	$16,452	$17,507
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$26,846	$14,468
Accrual for preferred unit distributions declared	4,241	4,241
Accrued additions to real estate and related intangible assets	21,755	10,588
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization of the Parent Company and Description of Business
BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Parent Company commenced operations after completing its initial public offering. The Parent Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Diego, San Francisco, Seattle, Maryland, Pennsylvania and New York/New Jersey.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned a 97.8% percentage interest in the Operating Partnership. The remaining 2.2% percentage interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
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

Selected financial data of the VIEs at March 31, 2011 and December 31, 2010 consist of the following:

	March 31,	December 31,
	2011	2010
Investment in real estate, net	$386,297	$375,428
Total assets	425,360	414,993
Total debt	147,000	147,000
Total liabilities	159,089	161,697
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on an other than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on an other than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of March 31, 2011.
Investments in Real Estate
Investments in real estate, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$578,753	$578,753
Land under development	47,920	47,920
Buildings and improvements	3,186,329	3,160,392
Construction in progress	94,218	91,027

	3,907,220	3,878,092
Accumulated depreciation	(368,660)	(341,978)

	$3,538,560	$3,536,114

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through March 31, 2011, no assets have been identified as impaired and no such impairment losses have been recognized.
Deferred Leasing Costs
Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 21 years as of March 31, 2011. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.
Deferred leasing costs, net at March 31, 2011 consisted of the following (in thousands):

	Balance at
	March 31,	Accumulated
	2011	Amortization	Net
Acquired in-place leases	$216,674	$(132,269)	$84,405
Acquired management agreements	18,557	(11,514)	7,043
Deferred leasing and other direct costs	44,191	(13,981)	30,210

	$279,422	$(157,764)	$121,658

Deferred leasing costs, net at December 31, 2010 consisted of the following (in thousands):

	Balance at
	December 31,	Accumulated
	2010	Amortization	Net
Acquired in-place leases	$216,674	$(126,484)	$90,190
Acquired management agreements	18,557	(11,132)	7,425
Deferred leasing and other direct costs	40,531	(13,086)	27,445

	$275,762	$(150,702)	$125,060

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
Acquired above-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Acquired above-market leases	$43,138	$43,138
Accumulated amortization	(15,069)	(12,572)

	$28,069	$30,566

Acquired below-market leases, net consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Acquired below-market leases	$40,156	$40,156
Accumulated amortization	(32,591)	(32,193)

	$7,565	$7,963

Lease incentives, net, which is included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Lease incentives	$30,065	$27,062
Accumulated amortization	(6,216)	(5,698)

	$23,849	$21,364

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

On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable, utilizing the specific identification method, is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other income when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants. The effect of lease terminations for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Rental revenues	$—	$—
Other income	729	78

Total revenue	729	78

Rental operations expense	238	9
Depreciation and amortization	282	—

Total expenses	520	9

Net effect of lease terminations	$209	$69

Investments
The Company, through its Operating Partnership, holds investments in equity securities in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair-value. Changes in the fair-value of investments classified as available-for-sale are recorded in other comprehensive income. The fair-value of the Company’s equity securities in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date. Investments in equity securities of privately-held companies are generally accounted for under the cost method, because the Company does not influence any operating or financial policies of the companies in which it invests. The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments in equity securities, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equity securities in publicly-traded companies, initial cost basis	$4,557	$4,133
Unrealized loss	(2,391)	(73)

Equity securities in publicly-traded companies, fair-value(1)	2,166	4,060
Equity securities in privately-held companies, initial cost basis(2)	—	—

Total equity securities, fair-value(3)	$2,166	$4,060

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of observable market-based inputs.

(2)	Investments in equity securities in privately-held companies are initially recorded at fair-value based on unobservable inputs, which are classified as Level 3 in the fair-value hierarchy.

(3)
The valuation of the Company’s investments in equity securities in total is classified as Level 1 of the fair-value hierarchy due to the de minimis value of the Company’s investments in equity securities of privately-held companies.

The Company’s investments in two publicly traded securities currently have a fair market value that is less than the Company’s initial cost basis in these securities due to decreases in their respective stock prices during the three months ended March 31, 2011. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in market value. Management will continue to periodically evaluate whether any investments, the market value of which is less than the Company’s initial cost basis, should be considered other-than-temporarily-impaired.
The Company’s remaining investments consisted of equity securities in privately-held companies, which were determined to have a de minimis fair-value at receipt. This was the result of substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities.
Share-Based Payments
All share-based payments to employees are recognized in the income statement based on their fair-value. Through March 31, 2011, the Company had only awarded restricted stock of the Parent Company and LTIP units of the Operating Partnership under its incentive award plan, which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).
The valuation of the Company’s investments in equity securities of publicly-traded companies utilizes Level 1 inputs, based on the closing trading price of the securities as of the balance sheet date. The valuation of the Company’s investments in equity securities of private companies utilizes Level 3 inputs (including any discounts applied to the valuations). However, as of March 31, 2011, the Company’s aggregate investment in equity securities of private companies was immaterial.
No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of March 31, 2011.
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
The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with the Company’s unsecured line of credit and secured term loan (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.
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
3. Equity of the Parent Company
During the three months ended March 31, 2011, the Parent Company issued restricted stock awards to the Company’s employees totaling 321,044 shares of common stock (129,342 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 10,910 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).

The Parent Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Parent Company with an opportunity to invest automatically the cash dividends paid upon shares of the Parent Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Parent Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Parent Company. The Parent Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Parent Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through March 31, 2011, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.
Common Stock, Operating Partnership Units and LTIP Units
As of March 31, 2011, the Company had outstanding 131,239,482 shares of the Parent Company’s common stock and 2,593,538 and 395,531 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. The operating partnership and LTIP units are further discussed below in this Note 3.
7.375% Series A Cumulative Redeemable Preferred Stock
As of March 31, 2011, the Parent Company had outstanding 9,200,000 shares of 7.375% Series A cumulative redeemable preferred stock, or Series A preferred stock. Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change of control, if the Series A preferred stock is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Parent Company) cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Parent Company’s common stock with respect to the payment of distributions and other amounts. The Parent Company is not allowed to redeem the Series A preferred stock before January 18, 2012, except in limited circumstances to preserve its status as a REIT. On or after January 18, 2012, the Parent Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.
Dividends and Distributions
The following table lists the dividends and distributions declared by the Company and the Operating Partnership during the three months ended March 31, 2011:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Amount
					(in thousands)
March 14, 2011	Common stock and OP units	$0.20000	January 1, 2011 to March 31, 2011	April 15, 2011	$26,846
March 14, 2011	Series A preferred stock/units	$0.46094	January 16, 2011 to April 15, 2011	April 15, 2011	$4,241

Total 2011 dividends and distributions declared through March 31, 2011:

Common stock and OP units	$26,846
Series A preferred stock/units	4,241

$31,087

Noncontrolling Interests
Noncontrolling interests on the consolidated balance sheets relate primarily to the OP units in the Operating Partnership that are not owned by the Parent Company. In conjunction with the formation of the Company, certain persons and entities contributing interests in properties to the Operating Partnership received operating partnership units. In addition, certain employees of the Operating Partnership received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued OP units have the right to require the Operating Partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The Parent Company may elect to acquire those OP units in exchange for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair market value of an equivalent number of shares of the Parent Company’s common stock at the time of redemption. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with the redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the OP units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP units meet the requirements to qualify for presentation as permanent equity.
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
The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at March 31, 2011, was approximately $54.5 million based on the average closing price of the Parent Company’s common stock of $18.22 per share for the ten consecutive trading days immediately preceding March 31, 2011.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	March 31, 2011		December 31, 2010
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	129,844,404	97.8%	129,603,445	97.8%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,341,408	1.8%	2,268,873	1.7%
Operating partnership and LTIP units held by third parties	588,801	0.4%	588,801	0.5%

Total	132,774,613	100.0%	132,461,119	100.0%

A charge is recorded each period in the consolidated statements of income for the noncontrolling interests’ proportionate share of the Company’s net income. An additional adjustment is made each period such that the carrying value of the noncontrolling interests equals the greater of (1) the noncontrolling interests’ proportionate share of equity as of the period end, or (2) the redemption value of the noncontrolling interests as of the period end, if such interests are classified as temporary equity. For the three months ended March 31, 2011, the Company recorded an increase to the carrying value of noncontrolling interests of approximately $1.0 million (a corresponding decrease was recorded to additional paid-in capital) due to changes in their aggregate ownership percentage to reflect the noncontrolling interests’ proportionate share of equity.

As of March 31, 2011, the Company had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this partnership not owned by the Company are classified as a noncontrolling interest on the consolidated balance sheets as of March 31, 2011. Subject to certain conditions, the Company has the right to purchase the other member’s interest or sell its own interest in the Ardenwood Venture limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Company believes that it will have adequate resources to settle the option if exercised.
4. Capital of the Operating Partnership
Operating Partnership Units and LTIP Units
As of March 31, 2011, the Operating Partnership had outstanding 133,833,020 operating partnership units and 395,531 LTIP units. An operating partnership unit and an LTIP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. In conjunction with the formation of the Operating Partnership, certain persons and entities contributing interests in properties to the Operating Partnership received operating partnership units. In addition, certain employees of the Operating Partnership have received LTIP units in connection with services rendered or to be rendered to the Operating Partnership. Limited partners who have been issued OP units have the right to require the Operating Partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. The general partner of the Operating Partnership may elect to acquire OP units upon redemption in exchange for shares of the Parent Company’s common stock on a one-for-one basis, subject to adjustment in the event of stock splits, stock dividends, issuance of stock rights, specified extraordinary distributions and similar events, or pay cash based upon the fair-market value of an equivalent number of shares of the Parent Company’s common stock at the time of redemption. The Parent Company owned 97.8% of the partnership interests in the Operating Partnership at March 31, 2011, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.
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
The following table shows the vested ownership interests (excluding unvested LTIP units) in the Operating Partnership:

	March 31, 2011		December 31, 2010
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust, Inc.	129,844,404	97.8%	129,603,445	97.8%
Noncontrolling interest consisting of:
OP units held by employees and related parties	2,341,408	1.8%	2,268,873	1.7%
OP units held by third parties	588,801	0.4%	588,801	0.5%

Total	132,774,613	100.0%	132,461,119	100.0%

An adjustment is made each period pursuant to the reallocation provisions of the Operating Partnership’s partnership agreement and the applicable accounting guidance, such that the carrying value of the limited partners’ equity equals the limited partners’ proportionate share of total partners’ equity as of the period end. For the three months ended March 31, 2011, the Operating Partnership recorded an increase to the carrying value of limited partners’ capital of approximately $1.1 million (a corresponding decrease was recorded to general partners’ capital) due to changes in their aggregate ownership percentage to reflect the limited partners’ proportionate share of equity.
The redemption value of the OP units owned by the limited partners, had such units been redeemed at March 31, 2011, was approximately $54.5 million based on the average closing price of the Parent Company’s common stock of $18.22 per share for the ten consecutive trading days immediately preceding March 31, 2011.
7.375% Series A Cumulative Redeemable Preferred Units
Pursuant to the Operating Partnership’s partnership agreement, the Operating Partnership’s 7.375% Series A cumulative redeemable preferred units, or Series A preferred units were issued to the Parent Company in exchange for contributed proceeds of approximately $222.4 million following the Parent Company’s issuance of Series A preferred stock. The Operating Partnership’s Series A preferred units are only redeemable for cash equal to a redemption price of $25.00 per unit, plus all accrued and unpaid distributions on such Series A preferred units up to, but excluding the redemption date, if and when shares of the Series A preferred stock are redeemed by the Parent Company, which may not occur before January 18, 2012, except in limited circumstances where necessary to preserve the Parent Company’s status as a REIT. On or after January 18, 2012, the Parent Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions on such Series A preferred stock up to, but excluding the redemption date.
As of March 31, 2011, the Operating Partnership had outstanding 9,200,000 Series A preferred units. Distributions are cumulative on the Series A preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the Series A preferred units are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change of control of the Parent Company, if the Series A preferred stock of the Parent Company is not listed on the New York Stock Exchange, the American Stock Exchange or the Nasdaq Global Market, holders of the Series A preferred stock would be entitled to receive (when and as authorized by the board of directors of the Parent Company and declared by the Parent Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred units will rank senior to the OP units with respect to the payment of distributions and other amounts. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.
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

As of March 31, 2011, the Operating Partnership had an 87.5% interest in the limited liability company that owns the Ardenwood Venture property. This entity is consolidated in the accompanying consolidated financial statements. Equity interests in this entity not owned by the Operating Partnership are classified as a noncontrolling interest on the consolidated balance sheets as of March 31, 2011. Subject to certain conditions, the Operating Partnership has the right to purchase the other member’s interest or sell its own interest in the Ardenwood Venture limited liability company (“buy-sell option”). The estimated fair-value of this option is not material and the Operating Partnership believes that it will have adequate resources to settle the option if exercised.
5. Debt
Debt of the Parent Company
The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2026 (the “Notes due 2026”), Exchangeable Senior Notes due 2030 (the “Notes due 2030”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), and Unsecured Senior Notes due 2020 (the “Notes due 2020”) as discussed below.

Debt of the Operating Partnership
A summary of the Operating Partnership’s outstanding consolidated debt as of March 31, 2011 and December 31, 2010 was as follows (principal balance in thousands):

			Principal Balance
	Stated Fixed	Effective	March 31,	December 31,
	Interest Rate	Interest Rate	2011	2010	Maturity Date
Mortgage Notes Payable
Ardentech Court (1)	7.25%	5.06%	$4,205	$4,237	July 1, 2012
Center for Life Science | Boston	7.75%	7.75%	344,744	345,577	July 1, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	63,749	64,230	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,458	6,488	September 1, 2012
Road to the Cure (2)	6.70%	5.78%	—	14,696	January 31, 2014
10255 Science Center Drive (2)	7.65%	5.04%	—	10,800	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	27,153	27,395	June 1, 2012
Sorrento West LLC	7.42%	2.72%	13,181	13,247	November 10, 2011
9865 Towne Centre Drive	7.95%	7.95%	17,572	17,636	June 1, 2013
900 Uniqema Boulevard	8.61%	5.61%	963	1,011	May 1, 2015

			625,025	652,317
Unamortized premiums			4,615	5,605

Mortgage notes payable, net			629,640	657,922
Notes due 2026	4.50%	6.45%	19,800	19,800	October 1, 2026
Unamortized discount (3)			(187)	(278)

Notes due 2026, net			19,613	19,522
Notes due 2030	3.75%	3.75%	180,000	180,000	January 15, 2030

Exchangeable senior notes, net			199,613	199,522
Notes due 2016	3.85%	3.99%	400,000	—	April 15, 2016
Unamortized discount (4)			(2,539)	—

Notes due 2016, net			397,461	—
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Unamortized discount (5)			(2,380)	(2,429)

Notes due 2020, net			247,620	247,571

Unsecured senior notes, net			645,081	247,571
Unsecured line of credit	1.36%	1.36%	51,000	392,450	August 1, 2011

Total consolidated debt			$1,525,334	$1,497,465

(1)
In April 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage note pertaining to the Ardentech Court property, in the amount of approximately $4.6 million including a prepayment premium of $361,000, prior to its maturity date.

(2)
During the three months ended March 31, 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage notes totaling approximately $25.5 million pertaining to the Road to the Cure and the 10255 Science Center Drive properties, prior to their respective maturity dates.

(3)
The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026.

(4)	The unamortized debt discount will be amortized through April 15, 2016, the maturity date of the Notes due 2016.

(5)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

Mortgage Notes Payable, net
The Operating Partnership’s $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of March 31, 2011. Other than the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.
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
Unsecured Line of Credit
The Operating Partnership’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders has a borrowing capacity of $720.0 million and a maturity date of August 1, 2011. The unsecured line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 155 basis points, depending on the Company’s leverage, or (2) the higher of (a) the prime rate then in effect plus a spread which ranges from 0 to 25 basis points, or (b) the federal funds rate then in effect plus a spread which ranges from 50 to 75 basis points, in each case, depending on the Company’s leverage. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the unsecured line of credit to $1.0 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the unsecured line of credit to August 1, 2012 after satisfying certain conditions under its control and paying an extension fee based on the then current facility commitment. At maturity, the Operating Partnership may refinance the unsecured line of credit, depending on market conditions and the availability of credit, or it may execute the extension option. The Operating Partnership has deferred the loan costs associated with the subsequent amendments to the unsecured line of credit, which are being amortized to expense with the unamortized loan costs from the original debt facility over the remaining term. At March 31, 2011, the Operating Partnership had $51.0 million in outstanding borrowings on its unsecured line of credit, with a weighted-average interest rate of 1.4% (excluding the effect of interest rate swaps). At March 31, 2011, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $661.2 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $7.8 million).
The terms of the credit agreement for the unsecured line of credit includes certain restrictions and covenants, which limit, among other things, the payment of dividends and the incurrence of additional indebtedness and liens. The terms also require compliance with financial ratios relating to the minimum amounts of the Company’s net worth, fixed charge coverage, unsecured debt service coverage, the maximum amount of secured, and secured recourse indebtedness, leverage ratio and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Parent Company to continue to qualify as a REIT for federal income tax purposes, the Parent Company will not make distributions with respect to common stock or other equity interests in an aggregate amount for the preceding four fiscal quarters in excess of 95% of funds from operations, as defined, for such period, subject to other adjustments. Management believes that it was in compliance with the covenants as of March 31, 2011.
Exchangeable Senior Notes due 2026, net
On September 25, 2006, the Operating Partnership issued $175.0 million aggregate principal amount of its Notes due 2026. The Notes due 2026 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 4.50% per annum is payable on April 1 and October 1 of each year, beginning on April 1, 2007, until the stated maturity date of October 1, 2026. The terms of the Notes due 2026 are governed by an indenture, dated September 25, 2006, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2026 contain an exchange settlement feature, which provides that the Notes due 2026 may, on or after September 1, 2026 or under certain other circumstances, be exchangeable for cash (up to the principal amount of the Notes due 2026) and, with respect to excess exchange value, into, at the Operating Partnership’s option, cash, shares of the Parent Company’s common stock or a combination of cash and shares of common stock at the then applicable exchange rate. The initial exchange rate was 26.4634 shares per $1,000 principal amount of Notes due 2026, representing an exchange price of approximately $37.79 per share. If certain designated events occur on or prior to October 6, 2011 and a holder elects to exchange Notes due 2026 in connection with any such transaction, the Operating Partnership will increase the exchange rate by a number of additional shares of common stock based on the date the transaction becomes effective and the price paid per share of common stock in the transaction, as set forth in the indenture governing the Notes due 2026. The exchange rate may also be adjusted under certain other circumstances, including the payment of quarterly cash dividends by the Parent Company in excess of $0.29 per share of its common stock. As a result of past increases in the Parent Company’s quarterly cash dividend, the exchange rate is currently 26.8135 shares per $1,000 principal amount of Notes due 2026 or an exchange price of approximately $37.29 per share of the Parent Company’s common stock. The Operating Partnership may redeem the Notes due 2026, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after October 6, 2011 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Notes due 2026 have the right to require the Operating Partnership to repurchase the Notes due 2026, in whole or in part, for cash on each of October 1, 2011, October 1, 2016 and October 1, 2021, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Notes due 2026 plus accrued and unpaid interest. The terms of the indenture for the Notes due 2026 do not require compliance with any financial covenants.
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
As of March 31, 2011 and December 31, 2010, the carrying value of the equity component recognized was approximately $14.0 million.
Exchangeable Senior Notes due 2030
On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Notes due 2030. The Notes due 2030 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Notes due 2030 are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2030 contain an exchange settlement feature, which provides that the Notes due 2030 may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Notes due 2030 must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Notes due 2030, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Notes due 2030 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Notes due 2030. The exchange rate may also be adjusted under certain other circumstances, including the payment of quarterly cash dividends by the Parent Company in excess of $0.14 per share of its common stock.
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

Unsecured Senior Notes due 2016, net
On March 30, 2011, the Operating Partnership issued $400.0 million aggregate principal amount of its Notes due 2016. The purchase price paid by the underwriters was 99.365% of the principal amount and the Notes due 2016 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2016 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2016 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Operating Partnership’s unsecured line of credit. Interest at a rate of 3.85% per year is payable on April 15 and October 15 of each year, beginning on October 15, 2011, until the stated maturity date of April 15, 2016. The terms of the Notes due 2016 are governed by a base indenture and supplemental indenture, each dated March 30, 2011, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.
The Operating Partnership may redeem the Notes due 2016, in whole or in part, at any time for cash at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2016 being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the adjusted treasury rate plus 30 basis points, plus in each case, accrued and unpaid interest.
The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of March 31, 2011.
Unsecured Senior Notes due 2020, net
On April 29, 2010, the Operating Partnership issued $250.0 million aggregate principal amount of its Notes due 2020. The purchase price paid by the initial purchasers was 98.977% of the principal amount and the Notes due 2020 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2020 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2020 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Operating Partnership’s unsecured line of credit. Interest at a rate of 6.125% per year is payable on April 15 and October 15 of each year, beginning on October 15, 2010, until the stated maturity date of April 15, 2020. The terms of the Notes due 2020 are governed by an indenture, dated April 29, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.
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
The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of March 31, 2011.
On January 12, 2011, in accordance with the registration rights agreement entered into among the Parent Company, the Operating Partnership and the initial purchasers of the Notes due 2020, the Operating Partnership completed its exchange offer to exchange all of the outstanding unregistered Notes due 2020 for an equal principal amount of a new issue of 6.125% Senior Notes due 2020 pursuant to an effective registration statement on Form S-4 filed with the Securities and Exchange Commission. A total of $250.0 million aggregate principal amount of the original Notes due 2020, representing 100% of the outstanding principal amount of the original Notes due 2020, was tendered and received prior to the expiration of the exchange offer. The terms of the Notes due 2020 are substantially identical to the original Notes due 2020, except for transfer restrictions and registration rights relating to the original Notes due 2020.

Interest expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Mortgage notes payable	$11,377	$11,858
Amortization of debt premium on mortgage notes payable	(497)	(467)
Amortization of deferred interest costs (see Note 9)	1,765	1,786
Derivative instruments (see Note 9)	1,645	4,123
Secured term loan	—	1,170
Exchangeable senior notes	1,911	1,963
Unsecured senior notes	3,914	—
Amortization of debt discount	141	177
Unsecured line of credit	1,496	1,152
Amortization of deferred loan fees	1,058	1,143
Capitalized interest	(1,494)	(1,645)

Total interest expense	$21,316	$21,260

As of March 31, 2011, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2011	$69,968
2012	44,879
2013	25,370
2014	339,020
2015	6,253
Thereafter(1)	1,040,335

$1,525,825

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

Through March 31, 2011 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three months ended March 31, 2011 and 2010 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three months ended March 31, 2011, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. The calculation of diluted earnings per share for the three months ended March 31, 2010 includes the outstanding OP units (both vested and unvested) and restricted stock in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added to net income available to common stockholders in calculating diluted earnings per share. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at March 31, 2011 and 2010 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2011. No other shares were considered anti-dilutive for the three months ended March 31, 2011 and 2010.
Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2011	2010
Basic earnings per share:
Net income available to common stockholders	$5,530	$4,299
Less: net income allocable and distributions in excess of earnings to participating securities	(298)	(188)

Net income attributable to common stockholders — basic	$5,232	$4,111

Diluted earnings per share:
Net income attributable to common stockholders — basic	$5,232	$4,111
Add: net income allocable and distributions in excess of earnings to dilutive participating securities	—	188
Add: net income attributable to noncontrolling interests in operating partnership	125	127

Net income attributable to common stockholders and participating securities	$5,357	$4,426

Weighted-average common shares outstanding:
Basic	129,771,733	98,229,996
Incremental shares from assumed conversion:
Unvested restricted stock	—	1,289,597
Operating partnership and LTIP units	2,993,109	3,057,736

Diluted	132,764,842	102,577,329

Basic and diluted earnings per share:
Net income per share attributable to common stockholders, basic and diluted	$0.04	$0.04

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

Through March 31, 2011 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three months ended March 31, 2011 and 2010 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three months ended March 31, 2011 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. The calculation of diluted earnings per unit for the three months ended March 31, 2010 includes unvested OP units in the weighted-average shares, and diluted earnings per unit is calculated based upon net income available to the unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 (originally issued in 2006 — see Note 5) as the common stock price at March 31, 2011 and 2010 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 (originally issued in 2010 — see Note 5) were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three months ended March 31, 2011. No other units were considered anti-dilutive for the three months ended March 31, 2011 and 2010.
Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2011	2010

Basic earnings per unit:
Net income available to unitholders	$5,655	$4,426
Less: net income allocable and distributions in excess of earnings to participating securities	(310)	(203)

Net income attributable to unitholders — basic	$5,345	$4,223

Diluted earnings per unit:
Net income attributable to unitholders — basic	$5,345	$4,223
Add: net income allocable and distributions in excess of earnings to dilutive participating securities	—	203

Net income attributable to unitholders	$5,345	$4,426

Weighted-average units outstanding:
Basic	132,701,731	101,135,825
Incremental units from assumed conversion/vesting:
Unvested units	—	1,441,504

Diluted	132,701,731	102,577,329

Basic and diluted earnings per unit:
Net income per unit attributable to unitholders, basic and diluted:	$0.04	$0.04

8. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), which were formed in the second quarter of 2007, and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. One of the PREI limited liability companies, PREI II LLC, is a VIE; however, the Company is not the primary beneficiary. PREI will bear the majority of any losses. The other PREI limited liability company, PREI I LLC, does not qualify as a VIE. In addition, consolidation is not required as the Company does not control the limited liability companies. The McKellar Court partnership is a VIE; however, the Company is not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear the majority of any losses. As it does not control the limited liability companies or the partnership, the Company accounts for them under the equity method of accounting. Significant accounting policies used by the unconsolidated partnerships that own these properties are similar to those used by the Company. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2011 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest		Date Acquired
PREI I LLC(1)	PREI	20%	20%		April 4, 2007
PREI II LLC(2)	PREI	20%	20%		April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22	%(4)	September 30, 2004

(1)
PREI I LLC owns a portfolio of properties in Cambridge, Massachusetts comprised of a stabilized laboratory/office building totaling 184,445 square feet located at 320 Bent Street, a partially leased laboratory/office building totaling 420,000 square feet located at 301 Binney Street, a 37-unit apartment building, an operating garage facility on Rogers Street with 503 spaces, an operating below grade garage facility at Kendall Square with approximately 1,400 spaces, and a building at 650 East Kendall Street that can support up to 280,000 rentable square feet of laboratory and office space. The 650 East Kendall Street site also includes a below grade parking facility.

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

The PREI joint ventures’ $203.3 million secured acquisition and interim loan facility with KeyBank bears interest at a rate equal to, at the option of the PREI joint ventures, either (1) reserve adjusted LIBOR plus 350 basis points or (2) the higher of (a) the prime rate then in effect, (b) the federal funds rate then in effect plus 50 basis points or (c) one-month LIBOR plus 450 basis points, and requires interest only monthly payments until the maturity date, February 10, 2012. At maturity, the PREI joint ventures may refinance the secured acquisition and interim loan facility, depending on market conditions and the availability of credit, or they may repay the principal balance. Pursuant to the loan facility, the Company executed guaranty agreements in which it guaranteed the full completion of the construction and any tenant improvements at the 301 Binney Street property if PREI I LLC was unable or unwilling to complete the project. On March 11, 2009, the PREI joint ventures jointly entered into an interest rate cap agreement, which was intended to have the effect of hedging variability in future interest payments on the $203.3 million secured acquisition and interim loan facility above a strike rate of 2.5% (excluding the applicable credit spread) through February 10, 2011. At March 31, 2011, there were $203.3 million in outstanding borrowings on the secured acquisition and interim loan facility, with a contractual interest rate of 3.8% (including the applicable credit spread).

On February 13, 2008, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into a secured construction loan facility with certain lenders to provide borrowings of up to approximately $245.0 million in connection with the construction of 650 East Kendall Street, a life sciences building located in Cambridge, Massachusetts. On August 3, 2010, the maturity date of the secured construction loan facility was extended from August 13, 2010 to February 13, 2011. On January 11, 2011, the maturity date was further extended from February 13, 2011 to August 13, 2011. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the construction loan. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may repay the principal balance of the construction loan. At March 31, 2011, there were $203.5 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 1.8% (including the applicable credit spread).

(2)
As part of a larger transaction which included the acquisition by PREI I LLC of the Cambridge portfolio described above, PREI II LLC acquired a portfolio of properties in April 2007. It disposed of its acquired properties in 2007 at no material gain or loss. The total sale price included approximately $4.0 million contingently payable in June 2012 pursuant to a put/call option, exercisable on the earlier of the extinguishment or expiration of development restrictions placed on a portion of the development rights included in the disposition. The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $814,000 at March 31, 2011.

(3)
The McKellar Court partnership holds a property comprised of a two-story laboratory/office building totaling 72,863 rentable square feet located in San Diego, California. The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.5 million at March 31, 2011. In December 2009, the Operating Partnership provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (a) January 1, 2020, or (b) the day that the limited partner exercises an option to purchase the Operating Partnership’s ownership interest. Loan proceeds were utilized to repay a mortgage with a third party. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

(4)
The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $272,000 and $527,000 in fees for the three months ended March 31, 2011 and 2010, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31,	December 31,
	2011	2010
Assets:
Investments in real estate, net	$616,164	$620,430
Cash and cash equivalents (including restricted cash)	8,238	7,914
Intangible assets, net	11,857	12,303
Other assets	26,098	26,412

Total assets	$662,357	$667,059

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$417,077	$415,933
Other liabilities	17,063	18,101
Members’ equity	228,217	233,025

Total liabilities and equity	$662,357	$667,059

Company’s net investment in unconsolidated partnerships	$56,287	$57,265

The condensed combined statements of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total revenues	$9,354	$7,728

Rental operations expenses and real estate taxes	5,769	4,415
Depreciation and amortization	4,597	3,305
Professional fees	228	404
Interest expense, net of interest income	3,435	2,482

Total expenses	14,029	10,606

Net loss	$(4,675)	$(2,878)

Company’s equity in net loss of unconsolidated partnerships	$(648)	$(277)

9. Derivatives and Other Financial Instruments
As of March 31, 2011, the Company had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than LIBOR or (2) pays such difference if the Strike Rate is greater than LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of March 31, 2011, the Company had deferred interest costs of approximately $54.4 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009 for approximately $86.5 million. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. In June 2009 the Company closed on $368.0 million in fixed-rate mortgage loans secured by its 9865 Towne Centre Drive and Center for Life Science | Boston properties (see Note 5). The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately eight years.
The following is a summary of the terms of the interest rate swaps and the forward starting swaps and their fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				March 31,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2011	2010
	$115,000	4.673%	October 1, 2007	August 1, 2011	$(1,707)	$(2,928)
	35,000	4.700%	October 10, 2007	August 1, 2011	(524)	(898)

Interest rate swaps	150,000				(2,231)	(3,826)
Other(2)	—				1	26

Total derivative instruments	$150,000				$(2,230)	$(3,800)

(1)	Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets.

(2)
A stock purchase warrant was received in connection with an early lease termination in September 2009 and was recorded as a derivative instrument. Changes in the fair-value of the stock purchase warrant are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.
The Company’s use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at March 31, 2011 and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualifies for hedge accounting. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $31,000 for the three months ended March 31, 2011, which is included as a component of loss on derivative instruments. The Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the three months ended March 31, 2011 of approximately $1.0 million.

During the three months ended March 31, 2011, the Company recorded a total loss on derivative instruments of $1.0 million, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three months ended March 31, 2010, the Company recorded a total gain on derivative instruments of $150,000 primarily related to changes in the fair-value of a stock purchase warrant held by the Company, which are recorded directly to the consolidated income statement as they occur.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $3.4 million and $5.9 million, for the three months ended March 31, 2011 and 2010, respectively, and (2) a loss on derivative instruments of $1.0 million for the three months ended March 31, 2011 and a gain on derivative instruments of $150,000 for the three months ended March 31, 2010. During the next twelve months, the Company estimates that an additional $8.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, for the three months ended March 31, 2011 and 2010, approximately $106,000 and $288,000, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(62)	$(1,140)

The following is a summary of the amount of loss reclassified from accumulated other comprehensive loss to interest expense related to the derivative instruments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(1,645)	$(4,123)
Forward starting swaps(2)	(1,765)	(1,786)

Total interest rate swaps	$(3,410)	$(5,909)

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

The following is a summary of the amount of (loss)/gain recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Amount of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$(451)	$56
Ineffective interest rate swaps	(535)	—

Total interest rate swaps	(986)	56
Other derivative instruments	(25)	94

Total (loss)/gain on derivative instruments	$(1,011)	$150

10. Fair-Value of Financial Instruments
The Company is required to disclose fair-value information about all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair-value. The Company’s disclosures of estimated fair-value of financial instruments at March 31, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
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
At March 31, 2011 and December 31, 2010, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable(1)	$702,351	$629,640	$729,561	$657,922
Notes due 2026(2)	19,800	19,613	23,244	19,522
Notes due 2030	214,320	180,000	209,128	180,000
Notes due 2016(3)	396,520	397,461	—	—
Notes due 2020(4)	264,275	247,620	262,950	247,571
Unsecured line of credit	50,873	51,000	388,567	392,450
Derivative instruments(5)	(2,230)	(2,230)	(3,800)	(3,800)
Investments(6)	2,166	2,166	4,060	4,060

(1)	Carrying value includes $4.6 million and $5.6 million of debt premium as of March 31, 2011 and December 31, 2010, respectively.

(2)	Carrying value includes $187,000 and $278,000 of debt discount as of March 31, 2011 and December 31, 2010, respectively.

(3)	Carrying value includes $2.5 million of debt discount as of March 31, 2011.

(4)	Carrying value includes $2.4 million of debt discount as of both March 31, 2011 and December 31, 2010.

(5)
The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

(6)	The Company’s investments are included in other assets on the accompanying consolidated balance sheets (see Investments section in Note 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2010. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
At March 31, 2011, we owned or had interests in a portfolio of 85 properties, representing 147 buildings with an aggregate of approximately 12.2 million rentable square feet.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Research Center property), development (properties that are currently under development through ground up construction), redevelopment (properties that are currently being prepared for their intended use), pre-development (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at March 31, 2011:

	Consolidated Portfolio			Unconsolidated Partnership Portfolio			Total Portfolio
			Percent of			Percent of			Percent of
		Rentable	Rentable		Rentable	Rentable		Rentable	Rentable
		Square	Square		Square	Square		Square	Square
	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased	Properties	Feet	Feet Leased
Stabilized	53	6,643,542	99.1%	4	72,863	100.0%	57	6,716,405	99.1%
Lease up	22	2,899,960	67.2%	3	881,695	47.5%	25	3,781,655	62.6%

Current operating portfolio	75	9,543,502	89.4%	7	954,558	51.5%	82	10,498,060	85.9%
Long-term lease up	1	1,389,517	24.0%	—	—	n/a	1	1,389,517	24.0%

Total operating portfolio	76	10,933,019	81.1%	7	954,558	51.5%	83	11,887,577	78.7%
Development	1	176,000	100.0%	—	—	n/a	1	176,000	100.0%
Redevelopment	—	—	n/a	—	—	n/a	—	—	n/a
Pre-development	1	152,145	—	—	—	n/a	1	152,145	—

Total property portfolio	78	11,261,164	80.3%	7	954,558	51.5%	85	12,215,722	78.0%

Development potential		2,626,000						2,626,000

Total portfolio		13,887,164						14,841,722

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2011, our current operating portfolio (which includes both the consolidated portfolio and unconsolidated partnership portfolio) was 85.9% leased to 150 tenants. As of December 31, 2010, our current operating portfolio was 84.4% leased to 154 tenants. The increase in the overall leased percentage was due to an increase in the leased square footage during the period of approximately 184,000 square feet within the current operating portfolio.
Leases representing approximately 2.9% of our leased square footage expire during 2011 and leases representing approximately 5.1% of our leased square footage expire during 2012. Our leasing strategy for 2011 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
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
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2010.

Results of Operations
Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2011 or 2010), new properties (properties that were not owned for each of the three months ended March 31, 2011 and 2010 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$68,699	$70,443	$5	$5	$11,511	$150	$2	$2
Tenant recoveries	21,380	20,606	—	—	2,844	36	357	183
Other income	738	107	—	—	1	—	8	1,223

Total revenues	$90,817	$91,156	$5	$5	$14,356	$186	$367	$1,408

Rental Revenues. Rental revenues increased $9.6 million to $80.2 million for the three months ended March 31, 2011 compared to $70.6 million for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010, and the commencement of leases. Same property rental revenues decreased $1.7 million, or 2.5%, for the three months ended March 31, 2011 compared to the same period in 2010. The decrease in same property rental revenues was primarily a result of decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, and the full amortization of below-market intangible assets in 2010, partially offset by the commencement of new leases in 2011 and 2010, and increases in lease rates related to Consumer Price Index adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis).
Tenant Recoveries. Revenues from tenant reimbursements increased $3.8 million to $24.6 million for the three months ended March 31, 2011 compared to $20.8 million for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010. Same property tenant recoveries increased $774,000, or 3.8%, for the three months ended March 31, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases, and higher rental operations expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.8% for the three months ended March 31, 2011 compared to 78.4% for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010 and the commencement of new leases.
Other Income. Other income was $747,000 for the three months ended March 31, 2011 compared to $1.3 million for the three months ended March 31, 2010. Other income for the three months ended March 31, 2011 primarily comprised consideration received related to early lease terminations and development fees earned from our PREI joint ventures. Other income for the three months ended March 31, 2010 primarily comprised realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the three months ended March 31, 2011 and 2010 aggregated $729,000 and $78,000, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$17,646	$16,577	$—	$—	$1,526	$13	$1,345	$1,261
Real estate taxes	8,892	8,698	—	—	1,789	24	—	—
Depreciation and amortization	26,512	28,838	—	—	7,323	78	—	—

Total expenses	$53,050	$54,113	$—	$—	$10,638	$115	$1,345	$1,261

Rental Operations Expense. Rental operations expense increased $2.6 million to $20.5 million for the three months ended March 31, 2011 compared to $17.9 million for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010. Same property rental operations expense increased $1.1 million, or 6.4%, for the three months ended March 31, 2011 compared to 2010 primarily due to the commencement of new leases.
For the three months ended March 31, 2011 and 2010, we recorded bad debt expense of $324,000 and $115,000, respectively.
Real Estate Tax Expense. Real estate tax expense increased $2.0 million to $10.7 million for the three months ended March 31, 2011 compared to $8.7 million for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010. Same property real estate tax expense increased $194,000, or 2.2%, for the three months ended March 31, 2011 compared to 2010.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.9 million to $33.8 million for the three months ended March 31, 2011 compared to $28.9 million for the three months ended March 31, 2010. The increase was primarily due to properties acquired in 2010, partially offset by an adjustment for a cumulative understatement of depreciation expense related to an operating property of approximately $1.0 million that was recorded during the three months ended March 31, 2010 and that we determined was not material to our previously issued consolidated financial statements.
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $7.4 million for the three months ended March 31, 2011 compared to $6.3 million for the three months ended March 31, 2010. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses increased to $320,000 for the three months ended March 31, 2011 compared to $150,000 for the three months ended March 31, 2010. The increase was primarily due to an increase in potential acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $371,000 to $648,000 for the three months ended March 31, 2011 compared to $277,000 for the three months ended March 31, 2010. The increased loss primarily reflects depreciation commencing and ceasing of capitalizing interest on a vacant property that was under development in 2010 being placed into service.
Interest Expense. Interest cost incurred for the three months ended March 31, 2011 totaled $22.8 million compared to $22.9 million for three months ended March 31, 2010. Total interest cost incurred decreased primarily as a result of decreases in the average interest rate on our outstanding borrowings, partially offset by an increase in total debt outstanding. Interest expense for both the three months ended March 31, 2011 and 2010 was $21.3 million related to the decrease in interest cost incurred offset by a decrease in capitalized interest. For a detail of interest expense see Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
(Loss)/Gain on Derivative Instruments. The loss on derivative instruments for the three months ended March 31, 2011 was primarily related to approximately $1.0 million of other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. The gain on derivative instruments for the three months ended March 31, 2010 was primarily related to changes in the fair-value of a stock purchase warrant, which are recorded directly to the consolidated income statement as they occur.
Loss on Extinguishment of Debt. During the three months ended March 31, 2011, we voluntarily prepaid in full the outstanding mortgage notes totaling approximately $25.5 million pertaining to the Road to the Cure and the 10255 Science Center Drive properties, prior to their maturity date. The prepayments resulted in the recognition of a loss on extinguishment of debt of approximately $43,000 (representing a prepayment penalty and the write-off of deferred loan fees partially offset by the write off of unamortized debt premium). During the three months ended March 31, 2010, we repurchased $6.3 million face value of our Notes due 2026 at par. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $254,000 (representing the write-off of deferred loan fees and unamortized debt discount) and the write-off of approximately $567,000 of deferred loan fees related to the prepayment of $100.0 million of the outstanding borrowings on our secured term loan.
Noncontrolling Interests. Net income attributable to noncontrolling interests decreased $14,000 to $107,000 for the three months ended March 31, 2011 compared to $121,000 for the three months ended March 31, 2010. The decrease in noncontrolling interests was due to a reduction in the percentage of noncontrolling interests due to the redemption of certain OP units for shares of our common stock and our common stock offerings in April 2010 and September 2010.

Cash Flows
Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

	2011	2010	Change
	(In thousands)
Net cash provided by operating activities	$41,404	$27,725	$13,679
Net cash used in investing activities	(42,773)	(70,500)	27,727
Net cash (used in)/provided by financing activities	(747)	59,653	(60,400)
Ending cash and cash equivalents balance	19,351	36,800	(17,449)
Net cash provided by operating activities increased $13.7 million to $41.4 million for the three months ended March 31, 2011 compared to $27.7 million for the three months ended March 31, 2010. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.
Net cash used in investing activities decreased $27.7 million to $42.8 million for the three months ended March 31, 2011 compared to $70.5 million for the three months ended March 31, 2010. The decrease reflects the absence of property acquisitions during the three months ended March 31, 2011.
Net cash provided by financing activities decreased $60.4 million to net cash used in financing activities of $747,000 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $59.7 million for the three months ended March 31, 2010. The decrease primarily reflects the absence of property acquisitions during the three months ended March 31, 2011. The proceeds from the issuance of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgages payable.
Funds from Operations
We present funds from operations, or FFO, available to common shares and OP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

Our FFO available to common shares and OP units and a reconciliation to net income for the three months ended March 31, 2011 and 2010 (in thousands, except share data) was as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income available to the common stockholders	$5,530	$4,299
Adjustments:
Noncontrolling interests in operating partnership(1)	125	127
Interest expense on Notes due 2030(2)	1,688	1,506
Depreciation and amortization — unconsolidated partnerships	921	662
Depreciation and amortization — consolidated entities	33,835	28,915
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(26)	(22)

Funds from operations available to common shares and units — diluted	$42,073	$35,487

Funds from operations per share — diluted	$0.29	$0.32

Weighted-average common shares and units outstanding — diluted(2)	144,167,342	112,491,405

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. The three months ended March 31, 2011 and 2010 include 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, and the three months ended March 31, 2011 include 1,488,424 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of March 31, 2011, the Company owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
The liquidity of the Company is dependent on the operating partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. The Company also guarantees some of the operating partnership’s debt, as discussed further in Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein. If the operating partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the operating partnership.

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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.
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
The Company is a well-known seasoned issuer with an effective shelf registration statement which was amended in November 2010 that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, develop new or existing properties, acquire properties, or for general corporate purposes.
Liquidity and Capital Resources of BioMed Realty, L.P.
In this “Liquidity and Capital Resources of BioMed Realty, L.P.” section, the terms “we,” “our” and “us” refer to the operating partnership together with its consolidated subsidiaries or our operating partnership and BioMed Realty Trust, Inc. together with their consolidated subsidiaries, as the context requires. BioMed Realty Trust, Inc., or our Parent Company, is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our Parent Company, the section entitled “Liquidity and Capital Resources of BioMed Realty Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.
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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of March 31, 2011 were as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$18,968	$44,879	$25,370	$339,020	$6,253	$190,535	$625,025
Unsecured line of credit	51,000	—	—	—	—	—	51,000
Notes due 2026	—	—	—	—	—	19,800	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	—	400,000	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	69,968	44,879	25,370	339,020	6,253	1,040,335	1,525,825
Share of unconsolidated indebtedness:
Secured acquisition loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	40,709	—	—	—	—	—	40,709

Total share of unconsolidated indebtedness	40,709	40,650	—	—	—	—	81,359

Total indebtedness	$110,677	$85,529	$25,370	$339,020	$6,253	$1,040,335	$1,607,184

In April 2011, we voluntarily prepaid in full the outstanding mortgage note pertaining to the Ardentech Court property, in the amount of approximately $4.6 million including a prepayment penalty of $361,000, prior to its maturity date. Additional consolidated mortgage note maturities through 2012 include mortgages on our 6828 Nancy Ridge Drive, Sidney Street and Sorrento West properties, with outstanding balances of $6.5 million, $27.2 million and $13.2 million, respectively, as of March 31, 2011.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. During the three months ended March 31, 2011, we entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $72.2 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. Our unsecured line of credit has a maturity date of August 1, 2011, which may be extended to August 1, 2012 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition and interim loan facility has a maturity date of February 10, 2012. The secured construction loan has a maturity date of August 13, 2011. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan. In addition, we earned an investment grade rating which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
On March 30, 2011, we issued $400.0 million aggregate principal amount of our Notes due 2016. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes. The terms of the base indenture and supplemental indenture for the Notes due 2016 requires compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by us and requires us to maintain minimum levels of debt service coverage.

BioMed Realty Trust, Inc.’s total capitalization at March 31, 2011 was approximately $4.3 billion and comprised the following:

		Aggregate
		Principal
	Shares/Units at	Amount or
	March 31,	Dollar Value	Percent of Total
	2011	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable(1)		$625,025	14.5%
Notes due 2026(2)		19,800	0.5%
Notes due 2030		180,000	4.2%
Notes due 2016(3)		400,000	9.3%
Notes due 2020(4)		250,000	5.8%
Unsecured line of credit		51,000	1.2%

Total debt		1,525,825	35.5%
Equity:
Common shares, operating partnership and LTIP units outstanding(5)	134,228,551	2,553,027	59.2%
7.375% Series A Preferred shares outstanding(6)	9,200,000	230,000	5.3%

Total capital		2,783,027	64.5%

Total capitalization		$4,308,852	100.0%

(1)	Amount excludes debt premiums of $4.6 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $187,000.

(3)	Amount excludes a debt discount of $2.5 million.

(4)	Amount excludes a debt discount of $2.4 million.

(5)
Aggregate principal amount based on the market closing price of the common stock of our Parent Company of $19.02 per share on the last trading day of the quarter (March 31, 2011). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At March 31, 2011, 131,239,482 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(6)	Based on the liquidation preference of $25.00 per share of our Parent Company’s 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At March 31, 2011, the ratio of debt to total asset book value was approximately 38.5%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016 and Notes due 2020 require compliance with various financial covenants including limits on the amount of total leverage and secured debt maintained by us and require us to maintain minimum levels of debt service coverage. The terms of the credit agreement governing our unsecured line of credit also require compliance with financial ratios relating to the Company’s fixed charge coverage, unsecured debt service coverage, the maximum amount of secured and secured recourse indebtedness and leverage ratio. For more detail regarding the terms governing our indebtedness, see Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.

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
Off-Balance Sheet Arrangements
As of March 31, 2011, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.7 million and the liabilities were $10.5 million at both March 31, 2011 and December 31, 2010. Our equity in net income of the McKellar Court partnership was $225,000 and $282,000 for the three months ended March 31, 2011 and 2010, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $647.7 million and $652.3 million at March 31, 2011 and December 31, 2010, respectively, and the liabilities were $423.6 million at both March 31, 2011 and December 2010. Our equity in net loss of the PREI joint ventures was $873,000 and $559,000 for the three months ended March 31, 2011 and 2010, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership		March 31,	December 31,
Name	Percentage	Interest Rate(2)	2011	2010	Maturity Date
PREI I LLC and PREI II LLC(3)	20%	3.8%	$40,650	$40,650	February 10, 2012
PREI I LLC(4)	20%	1.8%	40,709	40,481	August 13, 2011

Total			$81,359	$81,131

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of March 31, 2011, including the effect of an interest rate cap.

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

(4)
Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 13, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance is being utilized to fund construction costs at the property. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan.

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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of our common stock to $0.44 per share, starting in the second quarter of 2009. We subsequently increased our annual dividend rate on shares of our common stock to $0.56 per share, starting in the fourth quarter of 2009, to $0.60 per share, starting in the second quarter of 2010, to $0.68 per share, starting in the third quarter of 2010, and again to $0.80 per share, starting in the first quarter of 2011. While the change to our dividend level in the first quarter of 2011 represents our current expectation, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2011:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2009	March 16, 2009	April 15, 2009	$0.33500	$0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.11000	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.11000	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.14000	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.14000	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.15000	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.17000	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.17000	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.20000	0.46094

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
As of March 31, 2011, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	March 31, 2011
Fixed interest rate(2)	$1,474,334	96.7%	5.59%
Variable interest rate(3)	51,000	3.3%	1.36%

Total/weighted-average effective interest rate	$1,525,334	100.0%	5.44%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes nine mortgage notes payable secured by certain of our properties (including $4.6 million of unamortized premium), our Notes due 2026 (including $187,000 of unamortized debt discount), our Notes due 2030, our Notes due 2020 (including $2.5 million of unamortized debt discount), and our Notes due 2016 (including $2.4 million of unamortized debt discount).

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

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2011, the fair-value of the fixed-rate debt was estimated to be $1.6 billion compared to the net carrying value of $1.5 billion (includes $4.6 million of unamortized debt premium, $187,000 of unamortized debt discount associated with our Notes due 2026, $2.5 million of unamortized debt discount associated with our Notes due 2020, and $2.4 million of unamortized debt discount associated with our Notes due 2016). At March 31, 2011, the fair-value of the variable-rate debt was estimated to be $50.9 million compared to the net carrying value of $51.0 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2011 in relation to total assets of $4.0 million and equity market capitalization of $2.8 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the outstanding unhedged balances of our consolidated indebtedness at March 31, 2011, a 1% change in interest rates would not change our interest cost as all of our consolidated indebtedness is effectively fixed rate debt. Based on the outstanding unhedged balances of our proportionate share of the outstanding balance for the PREI joint ventures’ secured loan and secured construction loan at March 31, 2011, a 1% change in interest rates would change our interest costs included in our equity in net loss of unconsolidated partnerships by approximately $814,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
Controls and Procedures (BioMed Realty Trust, Inc.)
BioMed Realty Trust, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, BioMed Realty Trust, Inc. has investments in unconsolidated entities. As BioMed Realty Trust, Inc. manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities.
As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, BioMed Realty Trust, Inc. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty Trust, Inc.’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that BioMed Realty Trust, Inc.’s disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
Controls and Procedures (BioMed Realty, L.P.)
BioMed Realty, L.P. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, BioMed Realty, L.P. has investments in unconsolidated entities. As BioMed Realty, L.P. manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities.
As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, BioMed Realty, L.P. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty, L.P.’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that BioMed Realty, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	RISK FACTORS
There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2011, our Parent Company issued, net of forfeitures, an aggregate of 180,792 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company. During the three months ended March 31, 2011, the operating partnership issued, net of forfeitures, an aggregate of 180,792 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee.(1)
4.2
Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof.(1)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.	BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD	/s/ ALAN D. GOLD

Alan D. Gold	Alan D. Gold
Chairman of the Board and	Chairman of the Board and
Chief Executive Officer	Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN	/s/ GREG N. LUBUSHKIN

Greg N. Lubushkin	Greg N. Lubushkin
Chief Financial Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

Dated: May 5, 2011	Dated: May 5, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
4.1	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee.(1)
4.2
Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof.(1)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.