Form 10-Q
period 2011-06-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2011-08-05
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission File Number: 1-32261 (BioMed Realty Trust, Inc.)
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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of August 4, 2011 was 131,259,602.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2011 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of June 30, 2011, BioMed Realty Trust, Inc. owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

Page

PART II — OTHER INFORMATION	50

Item 1 Legal Proceedings	50

Item 1A Risk Factors	50

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3 Defaults Upon Senior Securities	50

Item 4 Reserved	50

Item 5 Other Information	50

Item 6 Exhibits	51

SIGNATURES	52

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,584,259	$3,536,114
Investments in unconsolidated partnerships	55,313	57,265
Cash and cash equivalents	12,033	21,467
Restricted cash	6,614	9,971
Accounts receivable, net	2,486	5,874
Accrued straight-line rents, net	116,896	106,905
Acquired above-market leases, net	26,340	30,566
Deferred leasing costs, net	123,299	125,060
Deferred loan costs, net	12,325	11,499
Other assets	53,285	55,033

Total assets	$3,992,850	$3,959,754

LIABILITIES AND EQUITY
Mortgage notes payable, net	$623,121	$657,922
Exchangeable senior notes, net	199,706	199,522
Unsecured senior notes, net	645,246	247,571
Unsecured line of credit	121,200	392,450
Security deposits	11,571	11,749
Dividends and distributions payable	31,089	27,029
Accounts payable, accrued expenses and other liabilities	79,274	98,826
Derivative instruments	580	3,826
Acquired below-market leases, net	7,201	7,963

Total liabilities	1,718,988	1,646,858
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $230,000,000 liquidation preference ($25.00 per share), 9,200,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	222,413	222,413
Common stock, $.01 par value, 200,000,000 shares authorized, 131,259,602 and 131,046,509 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,313	1,310
Additional paid-in capital	2,371,762	2,371,488
Accumulated other comprehensive loss	(66,880)	(70,857)
Dividends in excess of earnings	(264,507)	(221,176)

Total stockholders’ equity	2,264,101	2,303,178
Noncontrolling interests	9,761	9,718

Total equity	2,273,862	2,312,896

Total liabilities and equity	$3,992,850	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental	$81,436	$72,380	$161,653	$142,980
Tenant recoveries	24,821	20,273	49,402	41,099
Other income	541	259	1,288	1,589

Total revenues	106,798	92,912	212,343	185,668

Expenses:
Rental operations	21,162	17,077	41,678	34,928
Real estate taxes	10,338	8,703	21,020	17,424
Depreciation and amortization	35,788	26,469	69,625	55,385
General and administrative	7,519	6,449	14,940	12,718
Acquisition related expenses	334	1,819	653	1,968

Total expenses	75,141	60,517	147,916	122,423

Income from operations	31,657	32,395	64,427	63,245
Equity in net loss of unconsolidated partnerships	(466)	(100)	(1,115)	(377)
Interest income	79	51	204	71
Interest expense	(23,457)	(21,870)	(44,772)	(43,131)
Gain/(loss) on derivative instruments	383	(497)	(628)	(347)
Loss on extinguishment of debt	(249)	(1,444)	(292)	(2,265)

Net income	7,947	8,535	17,824	17,196
Net income attributable to noncontrolling interests	(68)	(95)	(175)	(216)

Net income attributable to the Company	7,879	8,440	17,649	16,980
Preferred stock dividends	(4,241)	(4,241)	(8,481)	(8,481)

Net income available to common stockholders	$3,638	$4,199	$9,168	$8,499

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.03	$0.04	$0.07	$0.08

Weighted-average common shares outstanding:
Basic	129,858,098	109,707,274	129,815,154	104,000,339

Diluted	132,840,932	113,956,077	132,803,097	108,298,135

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to common stockholders and noncontrolling interests	$3,706	$4,294	$9,343	$8,715
Other comprehensive income:
Unrealized gain on derivative instruments, net	892	2,897	3,461	5,825
Amortization of deferred interest costs	1,760	1,781	3,525	3,567
Equity in other comprehensive income/(loss) of unconsolidated partnerships	8	4	36	(11)
Deferred settlement payments on interest rate swaps, net	(36)	(240)	(88)	(485)
Reclassification of unrealized loss on equity securities	825	—	825	—
Reclassification on sale of equity securities	—	—	—	(538)
Unrealized loss on equity securities	(1,375)	—	(3,692)	—

Total other comprehensive income	2,074	4,442	4,067	8,358

Comprehensive income	5,780	8,736	13,410	17,073
Comprehensive income attributable to noncontrolling interests	(114)	(206)	(265)	(440)

Comprehensive income attributable to common stockholders	$5,666	$8,530	$13,145	$16,633

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholder’s	Noncontrolling
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Total Equity
Balance at December 31, 2010	$222,413	131,046,509	$1,310	$2,371,488	$(70,857)	$(221,176)	$2,303,178	$9,718	$2,312,896
Net issuances of unvested restricted common stock	—	191,822	2	(2,409)	—	—	(2,407)	—	(2,407)
Conversion of OP units to common stock	—	21,271	1	(50)	—	—	(49)	49	—
Vesting of share-based awards	—	—	—	3,656	—	—	3,656	—	3,656
Reallocation of equity to noncontrolling interests	—	—	—	(923)	—	—	(923)	923	—
Common stock dividends	—	—	—	—	—	(52,499)	(52,499)	—	(52,499)
OP unit distributions	—	—	—	—	—	—	—	(1,194)	(1,194)
Net income	—	—	—	—	—	17,649	17,649	175	17,824
Preferred stock dividends	—	—	—	—	—	(8,481)	(8,481)	—	(8,481)
Reclassification of unrealized loss on equity securities	—	—	—	—	807	—	807	18	825
Unrealized loss on equity securities	—	—	—	—	(3,611)	—	(3,611)	(81)	(3,692)
Amortization of deferred interest costs	—	—	—	—	3,447	—	3,447	78	3,525
Unrealized gain on derivative instruments, net	—	—	—	—	3,334	—	3,334	75	3,409

Balance at June 30, 2011	$222,413	131,259,602	$1,313	$2,371,762	$(66,880)	$(264,507)	$2,264,101	$9,761	$2,273,862

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net income	$17,824	$17,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,625	55,385
Allowance for doubtful accounts	931	254
Non-cash revenue adjustments	5,145	(796)
Other non-cash adjustments	6,621	7,805
Compensation expense related to restricted common stock and LTIP units	3,656	3,514
Distributions representing a return on capital from unconsolidated partnerships	816	860
Changes in operating assets and liabilities:
Restricted cash	3,357	3,808
Accounts receivable	2,715	1,022
Accrued straight-line rents	(10,249)	(14,232)
Deferred leasing costs	(9,402)	(1,740)
Other assets	524	(10,355)
Security deposits	(339)	705
Accounts payable, accrued expenses and other liabilities	(9,452)	5

Net cash provided by operating activities	81,772	63,431

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(120,518)	(155,247)
Purchases of equity securities	(2,050)	—
Proceeds from the sale of equity securities	—	1,227
Funds held in escrow for acquisitions	—	(18,378)

Net cash used in investing activities	(122,568)	(172,398)

Financing activities:
Proceeds from common stock offering	—	243,931
Payment of common stock offering costs	—	(9,744)
Payment of deferred loan costs	(3,378)	(8,402)
Unsecured line of credit proceeds	145,475	229,142
Unsecured line of credit payments	(416,725)	(456,308)
Principal payments on mortgage notes payable	(33,268)	(3,647)
Secured term loan repayments	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(24,306)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	247,442
Deferred settlement payments on interest rate swaps, net	(88)	(485)
Distributions to operating partnership unit and LTIP unit holders	(1,107)	(857)
Dividends paid to common stockholders	(48,526)	(27,901)

	Six Months Ended
	June 30,
	2011	2010

Dividends paid to preferred stockholders	(8,481)	(8,481)

Net cash provided by financing activities	31,362	110,384

Net (decrease)/increase in cash and cash equivalents	(9,434)	1,417
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$12,033	$21,339

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $3,311 and $2,946, respectively)	$35,927	$33,330
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$4,241	$4,241
Accrual for common stock dividends declared	26,252	17,037
Accrual for distributions declared for operating partnership unit and LTIP unit holders	596	450
Accrued additions to real estate and related intangible assets	26,691	13,357
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,584,259	$3,536,114
Investments in unconsolidated partnerships	55,313	57,265
Cash and cash equivalents	12,033	21,467
Restricted cash	6,614	9,971
Accounts receivable, net	2,486	5,874
Accrued straight-line rents, net	116,896	106,905
Acquired above-market leases, net	26,340	30,566
Deferred leasing costs, net	123,299	125,060
Deferred loan costs, net	12,325	11,499
Other assets	53,285	55,033

Total assets	$3,992,850	$3,959,754

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$623,121	$657,922
Exchangeable senior notes, net	199,706	199,522
Unsecured senior notes, net	645,246	247,571
Unsecured line of credit	121,200	392,450
Security deposits	11,571	11,749
Distributions payable	31,089	27,029
Accounts payable, accrued expenses and other liabilities	79,274	98,826
Derivative instruments	580	3,826
Acquired below-market leases, net	7,201	7,963

Total liabilities	1,718,988	1,646,858
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $230,000,000 liquidation preference ($25.00 per unit), 9,200,000 units issued and outstanding at June 30, 2011 and December 31, 2010	222,413	222,413
Limited partners’ capital, 2,979,979 and 3,001,250 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9,993	9,918
General partner’s capital, 131,259,602 and 131,046,509 units issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,107,170	2,150,314
Accumulated other comprehensive loss	(65,482)	(69,549)

Total partners’ capital	2,274,094	2,313,096
Noncontrolling interests deficit	(232)	(200)

Total capital	2,273,862	2,312,896

Total liabilities and capital	$3,992,850	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental	$81,436	$72,380	$161,653	$142,980
Tenant recoveries	24,821	20,273	49,402	41,099
Other income	541	259	1,288	1,589

Total revenues	106,798	92,912	212,343	185,668

Expenses:
Rental operations	21,162	17,077	41,678	34,928
Real estate taxes	10,338	8,703	21,020	17,424
Depreciation and amortization	35,788	26,469	69,625	55,385
General and administrative	7,519	6,449	14,940	12,718
Acquisition related expenses	334	1,819	653	1,968

Total expenses	75,141	60,517	147,916	122,423

Income from operations	31,657	32,395	64,427	63,245
Equity in net loss of unconsolidated partnerships	(466)	(100)	(1,115)	(377)
Interest income	79	51	204	71
Interest expense	(23,457)	(21,870)	(44,772)	(43,131)
Gain/(loss) on derivative instruments	383	(497)	(628)	(347)
Loss on extinguishment of debt	(249)	(1,444)	(292)	(2,265)

Net income	7,947	8,535	17,824	17,196
Net loss attributable to noncontrolling interests	14	14	32	21

Net income attributable to the Operating Partnership	7,961	8,549	17,856	17,217
Preferred unit distributions	(4,241)	(4,241)	(8,481)	(8,481)

Net income available to unitholders	$3,720	$4,308	$9,375	$8,736

Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.03	$0.04	$0.07	$0.08

Weighted-average units outstanding:
Basic	132,782,072	112,582,265	132,742,123	106,890,664

Diluted	132,782,072	113,956,077	132,742,123	108,298,135

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to unitholders and noncontrolling interests	$3,706	$4,294	$9,343	$8,715
Other comprehensive income:
Unrealized gain on derivative instruments, net	892	2,897	3,461	5,825
Amortization of deferred interest costs	1,760	1,781	3,525	3,567
Equity in other comprehensive income/(loss) of unconsolidated partnerships	8	4	36	(11)
Deferred settlement payments on interest rate swaps, net	(36)	(240)	(88)	(485)
Reclassification of unrealized loss on equity securities	825	—	825	—
Reclassification on sale of equity securities	—	—	—	(538)
Unrealized loss on equity securities	(1,375)	—	(3,692)	—

Total other comprehensive income	2,074	4,442	4,067	8,358

Comprehensive income	$5,780	$8,736	$13,410	$17,073

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except unit data)
(Unaudited)

							Accumulated
			Limited Partner’s				Other
	Preferred Series A		Capital		General Partner’s Capital		Comprehensive	Total Partner’s	Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests Deficit	Total Equity
Balance at December 31, 2010	9,200,000	$222,413	3,001,250	$9,918	131,046,509	$2,150,314	$(69,549)	$2,313,096	$(200)	$2,312,896
Net issuances of unvested restricted OP units	—	—	—	—	191,822	(2,407)	—	(2,407)	—	(2,407)
Conversion of OP units	—	—	(21,271)	49	21,271	(49)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	3,656	—	3,656	—	3,656
Reallocation of equity to limited partners	—	—	—	1,013	—	(1,013)	—	—	—	—
Distributions	—	(8,481)	—	(1,194)	—	(52,499)	—	(62,174)	—	(62,174)
Net income	—	8,481	—	207	—	9,168	—	17,856	(32)	17,824
Reclassification of unrealized loss on equity securities	—	—	—	—	—	—	825	825	—	825
Unrealized loss on equity securities	—	—	—	—	—	—	(3,692)	(3,692)	—	(3,692)
Amortization of deferred interest costs	—	—	—	—	—	—	3,525	3,525	—	3,525
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	3,409	3,409	—	3,409

Balance at June 30, 2011	9,200,000	$222,413	2,979,979	$9,993	131,259,602	$2,107,170	$(65,482)	$2,274,094	$(232)	$2,273,862

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net income	$17,824	$17,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,625	55,385
Allowance for doubtful accounts	931	254
Non-cash revenue adjustments	5,145	(796)
Other non-cash adjustments	6,621	7,805
Compensation expense related to share-based payments	3,656	3,514
Distributions representing a return on capital from unconsolidated partnerships	816	860
Changes in operating assets and liabilities:
Restricted cash	3,357	3,808
Accounts receivable	2,715	1,022
Accrued straight-line rents	(10,249)	(14,232)
Deferred leasing costs	(9,402)	(1,740)
Other assets	524	(10,355)
Security deposits	(339)	705
Accounts payable, accrued expenses and other liabilities	(9,452)	5

Net cash provided by operating activities	81,772	63,431

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(120,518)	(155,247)

Purchases of equity securities	(2,050)	—
Proceeds from the sale of equity securities	—	1,227
Funds held in escrow for acquisitions	—	(18,378)
Net cash used in investing activities	(122,568)	(172,398)

Financing activities:
Proceeds from issuance of OP units	—	234,187
Payment of deferred loan costs	(3,378)	(8,402)
Unsecured line of credit proceeds	145,475	229,142
Unsecured line of credit payments	(416,725)	(456,308)
Principal payments on mortgage notes payable	(33,268)	(3,647)
Secured term loan repayments	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(24,306)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	247,442
Deferred settlement payments on interest rate swaps, net	(88)	(485)

	Six Months Ended
	June 30,
	2011	2010

Distributions paid to unitholders	(49,633)	(28,758)
Distributions paid to preferred unitholders	(8,481)	(8,481)

Net cash provided by financing activities	31,362	110,384

Net (decrease)/increase in cash and cash equivalents	(9,434)	1,417
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$12,033	$21,339

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $3,311 and $2,946, respectively)	$35,927	$33,330
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$26,848	$17,487
Accrual for preferred unit distributions declared	4,241	4,241
Accrued additions to real estate and related intangible assets	26,691	13,357
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
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned a 97.8% interest in the Operating Partnership. The remaining 2.2% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.
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

Investments in Partnerships and Limited Liability Companies
The Company has determined that it is the primary beneficiary in five variable interest entities, or VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at June 30, 2011 and December 31, 2010 consist of the following:

	June 30,	December 31,
	2011	2010
Investment in real estate, net	$395,844	$375,428
Total assets	434,444	414,993
Total debt	147,000	147,000
Total liabilities	157,953	161,697
Investments in Real Estate, Net
Investments in real estate, net consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$587,277	$578,753
Land under development	53,468	47,920
Buildings and improvements	3,222,174	3,160,392
Construction in progress	117,532	91,027

	3,980,451	3,878,092
Accumulated depreciation	(396,192)	(341,978)

	$3,584,259	$3,536,114

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through June 30, 2011, no assets have been identified as impaired and no such impairment losses have been recognized.
Accumulated Amortization
Deferred leasing costs, acquired above-market leases, acquired below-market leases, and lease incentives are recorded net of accumulated amortization. Accumulated amortization balances consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred leasing costs	$165,904	$150,702
Acquired above-market leases	17,408	12,572
Acquired below-market leases	32,954	32,193
Lease incentives	6,768	5,698

Investments
Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Available-for-sale securities, cost basis	$4,557	$4,133
Other-than-temporary unrealized loss	(825)	—
Unrealized loss	(2,940)	(73)

Available-for-sale securities, fair-value(1)	792	4,060
Cost method securities, cost basis	2,050	—

Total equity securities	$2,842	$4,060

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.
The Company’s investments in available-for-sale securities of two publicly traded companies currently have fair market values that are less than the Company’s initial cost basis in these securities due to decreases in their respective stock prices during the six months ended June 30, 2011. During the three months ended June 30, 2011, the Company reclassified to general and administrative expense from accumulated other comprehensive loss, an unrealized loss, considered to be other than temporary, of approximately $825,000 relating to its investment in securities of one of these companies. With respect to the Company’s investment in the securities of the other of these publicly traded companies, the investment has had a fair-value less than the Company’s initial cost basis for less than 12 months and management has the intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in market value. Management will continue to periodically evaluate whether any investment, the market value of which is less than the Company’s initial cost basis, should be considered other-than-temporarily-impaired. If other than temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a reduction of net income.
The Company’s remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. No value is recorded upon receipt of securities for which there is substantial doubt about the ability to realize value from the sale of such investments due to an illiquid or non-existent market for the securities and the ongoing financial difficulties of the companies that issued the equity securities. The Company invested in equity securities of one privately-held company and one privately held fund during the three months ended June 30, 2011. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments, and, therefore, no evaluation of impairment was performed during the three months ended June 30, 2011 on the Company’s cost basis investments.
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
3. Equity of the Parent Company
During the six months ended June 30, 2011, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 330,544 and 15,085 shares of common stock, respectively (129,342 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 24,465 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end (see Note 6).
Common Stock, Operating Partnership Units and LTIP Units
As of June 30, 2011, the Company had outstanding 131,259,602 shares of the Parent Company’s common stock and 2,593,538 and 386,441 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions
The following table lists the dividends and distributions declared by the Company and the Operating Partnership during the six months ended June 30, 2011:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Amount
					(in thousands)
March 14, 2011	Common stock and OP units	$0.20000	January 1, 2011 to March 31, 2011	April 15, 2011	$26,846
March 14, 2011	Series A preferred stock/units	$0.46094	January 16, 2011 to April 15, 2011	April 15, 2011	$4,240
June 15, 2011	Common stock and OP units	$0.20000	April 1, 2011 to June 30, 2011	July 15, 2011	$26,847
June 15, 2011	Series A preferred stock/units	$0.46094	April 16, 2011 to July 15, 2011	July 15, 2011	$4,241
Total 2011 dividends and distributions declared through June 30, 2011 (in thousands):

Common stock and OP units	$53,693
Series A preferred stock/units	8,481

$62,174

Noncontrolling Interests
Noncontrolling interests on the consolidated balance sheets of the Parent Company relate primarily to the OP units in the Operating Partnership that are not owned by the Parent Company. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Since the OP units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP units meet the requirements to qualify for presentation as permanent equity.
The Company evaluates individual redeemable noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any redeemable noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made.
The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at June 30, 2011, was approximately $56.6 million based on the average closing price of the Parent Company’s common stock of $19.00 per share for the ten consecutive trading days immediately preceding June 30, 2011.
The following table shows the vested ownership interests in the Operating Partnership were as follows:

	June 30, 2011		December 31, 2010
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	129,872,349	97.8%	129,603,445	97.8%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,332,318	1.8%	2,268,873	1.7%
Operating partnership and LTIP units held by third parties	588,801	0.4%	588,801	0.5%

Total	132,793,468	100.0%	132,461,119	100.0%

4. Capital of the Operating Partnership
Operating Partnership Units and LTIP Units
As of June 30, 2011, the Operating Partnership had outstanding 133,853,140 operating partnership units and 386,441 LTIP units. The Parent Company owned 97.8% of the partnership interests in the Operating Partnership at June 30, 2011, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.
The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at June 30, 2011, was approximately $56.6 million based on the average closing price of the Parent Company’s common stock of $19.00 per share for the ten consecutive trading days immediately preceding June 30, 2011.
5. Debt
Debt of the Parent Company
The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2026 (the “Notes due 2026”), Exchangeable Senior Notes due 2030 (the “Notes due 2030”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), and Unsecured Senior Notes due 2020 (the “Notes due 2020”).

Debt of the Operating Partnership
A summary of the Operating Partnership’s outstanding consolidated debt as of June 30, 2011 and December 31, 2010 was as follows (principal balance in thousands):

			Principal Balance
	Stated Fixed	Effective	June 30,	December 31,
	Interest Rate	Interest Rate	2011	2010	Maturity Date
Mortgage Notes Payable
Ardentech Court (1)	7.25%	5.06%	$—	$4,237	July 1, 2012
Center for Life Science | Boston	7.75%	7.75%	343,896	345,577	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	63,261	64,230	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,430	6,488	September 1, 2012
Road to the Cure (1)	6.70%	5.78%	—	14,696	January 31, 2014
10255 Science Center Drive (1)	7.65%	5.04%	—	10,800	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	26,907	27,395	June 1, 2012
Sorrento West LLC	7.42%	2.72%	13,112	13,247	November 10, 2011
9865 Towne Centre Drive (2)	7.95%	7.95%	17,528	17,636	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	915	1,011	May 1, 2015

			619,049	652,317
Unamortized premiums			4,072	5,605

Mortgage notes payable, net			623,121	657,922
Notes due 2026	4.50%	6.45%	19,800	19,800	October 1, 2026
Unamortized discount (3)			(94)	(278)

Notes due 2026, net (4)			19,706	19,522
Notes due 2030	3.75%	3.75%	180,000	180,000	January 15, 2030

Exchangeable senior notes, net			199,706	199,522
Notes due 2016	3.85%	3.99%	400,000	—	April 15, 2016
Unamortized discount (5)			(2,424)	—

Notes due 2016, net			397,576	—
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Unamortized discount (6)			(2,330)	(2,429)

Notes due 2020, net			247,670	247,571
Unsecured senior notes, net			645,246	247,571
Unsecured line of credit (7)	1.29%	1.29%	121,200	392,450	July 13, 2015

Total consolidated debt			$1,589,273	$1,497,465

(1)
During the six months ended June 30, 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage notes totaling approximately $30.1 million pertaining to the Ardentech Court, Road to the Cure, and 10255 Science Center Drive properties, prior to their respective maturity dates.

(2)
In July 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage note pertaining to the 9865 Towne Centre Drive property, in the amount of approximately $17.9 million including a prepayment premium of $351,000, prior to its maturity date.

(3)
The unamortized debt discount will be amortized through October 1, 2011, the first date at which the holders of the Notes due 2026 may require the Operating Partnership to repurchase the Notes due 2026.

(4)	As of June 30, 2011 and December 31, 2010, the carrying value of the equity component recognized was approximately $14.0 million.

(5)	The unamortized debt discount will be amortized through April 15, 2016, the maturity date of the Notes due 2016.

(6)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

(7)
At June 30, 2011, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $591.0 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $7.8 million). On July 14, 2011, the Operating Partnership entered into a new $750.0 million unsecured line of credit, replacing its existing line of credit, as described below in this Note 5.

Exchangeable Senior Notes due 2030
The exchange rate for the Notes due 2030 may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend from the second quarter of 2010 through the second quarter of 2011 to $0.20 per share of common stock resulted in an increase in the exchange rate of the Notes due 2030 from 55.0782 to 55.6548 shares per $1,000 principal amount of Notes due 2030, effective as of June 28, 2011, the Company’s ex-dividend date.
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
The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2011.
As of June 30, 2011 and including the replacement of the existing line of credit with the new unsecured line of credit on July 14, 2011, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2011 (1)	$17,103
2012	40,768
2013	25,370
2014	339,020
2015 (1)	127,453
Thereafter(2)	1,040,335

$1,590,049

(1)
On July 14, 2011, the Operating Partnership entered into a new $750.0 million unsecured line of credit which matures on July 13, 2015, replacing its existing line of credit which was scheduled to mature on August 1, 2011, as described below in this Note 5.

(2)
Includes $19.8 million in principal payments of the Notes due 2026 based on a contractual maturity date of October 1, 2026 and $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

Subsequent Events — New Unsecured Line of Credit
On July 14, 2011, the Operating Partnership entered into an unsecured credit agreement with KeyBank National Association, as administrative agent, and certain other lenders.
The unsecured credit agreement provides for available borrowings under a revolving line of credit of $750.0 million and a maturity date of July 13, 2015, replacing the Operating Partnership’s existing line of credit which was scheduled to mature on August 1, 2011. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the revolving credit commitments to $1.25 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the revolving line of credit to July 13, 2016 after satisfying certain conditions and paying an extension fee. The revolving line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 205 basis points, depending on the Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 125 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 175 basis points or (c) one month LIBOR plus a spread which ranges from 100 to 205 basis points, in each case, depending on the Company’s credit ratings. In addition, a facility fee is payable on line capacity at an annual rate depending on the Company’s credit rating, which is currently at 35 basis points.
The unsecured credit agreement includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable.
6. Earnings Per Share of the Parent Company
Through June 30, 2011 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and six months ended June 30, 2011 and 2010 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and six months ended June 30, 2011, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. The calculation of diluted earnings per share for the three and six months ended June 30, 2010 includes the outstanding OP units (both vested and unvested) and restricted stock in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added to net income available to common stockholders in calculating diluted earnings per share. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at June 30, 2011 and 2010 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2011. No other shares were considered anti-dilutive for the three and six months ended June 30, 2011 and 2010.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income available to common stockholders	$3,638	$4,199	$9,168	$8,499
Less: net income allocable and distributions in excess of earnings to participating securities	(279)	(192)	(577)	(383)

Net income attributable to common stockholders — basic	$3,359	$4,007	$8,591	$8,116

Diluted earnings per share:
Net income attributable to common stockholders — basic	$3,359	$4,007	$8,591	$8,116
Add: net income allocable and distributions in excess of earnings to dilutive participating securities	—	192	—	383
Add: net income attributable to noncontrolling interests in operating partnership	82	109	207	237

Net income attributable to common stockholders and participating securities	$3,441	$4,308	$8,798	$8,736

Weighted-average common shares outstanding:
Basic	129,858,098	109,707,274	129,815,154	104,000,339
Incremental shares from assumed conversion:
Unvested restricted stock	—	1,230,236	—	1,259,753
Operating partnership and LTIP units	2,982,834	3,018,567	2,987,943	3,038,043

Diluted	132,840,932	113,956,077	132,803,097	108,298,135

Basic and diluted earnings per share:
Net income per share attributable to common stockholders, basic and diluted	$0.03	$0.04	$0.07	$0.08

7. Earnings Per Unit of the Operating Partnership
Through June 30, 2011 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and six months ended June 30, 2011 and 2010 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and six months ended June 30, 2011 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. The calculation of diluted earnings per unit for the three and six months ended June 30, 2010 includes unvested OP units in the weighted-average shares, and diluted earnings per unit is calculated based upon net income available to the unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at June 30, 2011 and 2010 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and six months ended June 30, 2011. No other units were considered anti-dilutive for the three and six months ended June 30, 2011 and 2010.

Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings per unit:
Net income available to unitholders	$3,720	$4,308	$9,375	$8,736
Less: net income allocable and distributions in excess of earnings to participating securities	(291)	(211)	(601)	(415)

Net income attributable to unitholders — basic	$3,429	$4,097	$8,774	$8,321

Diluted earnings per unit:
Net income attributable to unitholders — basic	$3,429	$4,097	$8,774	$8,321
Add: net income allocable and distributions in excess of earnings to dilutive participating securities	—	211	—	415

Net income attributable to unitholders	$3,429	$4,308	$8,774	$8,736

Weighted-average units outstanding:
Basic	132,782,072	112,582,265	132,742,123	106,890,664
Incremental units from assumed conversion/vesting:
Unvested units	—	1,373,812	—	1,407,471

Diluted	132,782,072	113,956,077	132,742,123	108,298,135

Basic and diluted earnings per unit:
Net income per unit attributable to unitholders, basic and diluted:	$0.03	$0.04	$0.07	$0.08

8. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2011 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC(2)	PREI	20%	20%	April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22%	September 30, 2004

(1)
PREI I LLC owns a portfolio of six properties in Cambridge, Massachusetts comprised of laboratory/office buildings. At June 30, 2011, there were $203.3 million in outstanding borrowings on the PREI joint ventures’ secured acquisition and interim loan facility, with a contractual interest rate of 3.69% (including the applicable credit spread) which matures on February 10, 2012. At maturity, the PREI joint ventures may refinance the secured acquisition and interim loan facility, depending on market conditions and the availability of credit, or they may repay the principal balance through capital contributions of the members. At June 30, 2011, there were $205.6 million in outstanding borrowings on the secured construction loan facility entered into by a wholly owned subsidiary of the Company’s joint venture with PREI I LLC, with a contractual interest rate of 1.69% (including the applicable credit spread) which matures on August 13, 2011. At maturity, the wholly owned subsidiary may refinance the loan, depending on market conditions and the availability of credit, or it may repay the principal balance of the construction loan through capital contributions of the members.

(2)	The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $818,000 at June 30, 2011.

(3)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.4 million at June 30, 2011. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $244,000 and $514,000 in fees for the three and six months ended June 30, 2011, respectively, and approximately $392,000 and $919,000 in fees for the three and six months ended June 30, 2010, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30,	December 31,
	2011	2010
Assets:
Investments in real estate, net	$608,022	$620,430
Cash and cash equivalents (including restricted cash)	13,291	7,914
Intangible assets, net	11,662	12,303
Other assets	24,871	26,412

Total assets	$657,846	$667,059

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$419,169	$415,933
Other liabilities	15,292	18,101
Members’ equity	223,385	233,025

Total liabilities and equity	$657,846	$667,059

Company’s net investment in unconsolidated partnerships	$55,313	$57,265

The condensed combined statements of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$9,609	$9,286	$18,964	$17,014

Rental operations expenses and real estate taxes	5,186	4,863	10,955	9,278
Depreciation and amortization	4,710	3,460	9,306	6,765
Professional fees	139	148	367	552
Interest expense, net of interest income	3,285	2,533	6,720	5,014

Total expenses	13,320	11,004	27,348	21,609

Net loss	$(3,711)	$(1,718)	$(8,384)	$(4,595)

Company’s equity in net loss of unconsolidated partnerships	$(466)	$(100)	$(1,115)	$(377)

9. Derivatives and Other Financial Instruments
As of June 30, 2011, the Company had two interest rate swaps with an aggregate notional amount of $150.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than one-month LIBOR or (2) pays such difference if the Strike Rate is greater than one-month LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $150.0 million (interest rate of 5.8%, including the applicable credit spread), are currently intended to hedge interest payments associated with the Company’s unsecured line of credit. No initial investment was made to enter into the interest rate swap agreements.
As of June 30, 2011, the Company had deferred interest costs of approximately $52.6 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately eight years.
The following is a summary of the terms of the interest rate swaps and their fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (in thousands):

					Fair-Value(1)
	Notional				June 30,	December 31,
	Amount	Strike Rate	Effective Date	Expiration Date	2011	2010
	$115,000	4.673%	October 1, 2007	August 1, 2011	$(444)	$(2,928)
	35,000	4.700%	October 10, 2007	August 1, 2011	(136)	(898)

Interest rate swaps	150,000				(580)	(3,826)
Other(2)	—				22	26

Total derivative instruments	$150,000				$(558)	$(3,800)

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)
Includes stock purchase warrants that are recorded as derivative instruments and are reflected in other assets on the accompanying consolidated balance sheets. Changes in the fair-value of the stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.
The Company’s use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests at June 30, 2011 and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualifies for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $10,000 and $13,000 for the three and six months ended June 30, 2011, respectively, which is included as a component of loss on derivative instruments. The Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the six months ended June 30, 2011 of approximately $1.0 million.

During the three months ended June 30, 2011, the Company recorded total gain on derivative instruments of $383,000 primarily related to the increase in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above) and changes in the fair-value of other derivative instruments. During the six months ended June 30, 2011, the Company recorded total loss on derivative instruments of $628,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three and six months ended June 30, 2010, the Company recorded total losses on derivative instruments of $497,000 and $347,000, respectively, primarily related to the discontinuance of hedge accounting for the Company’s former $250.0 million interest rate swap, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $3.1 million and $6.5 million for the three and six months ended June 30, 2011, respectively, and $4.6 million and $10.5 million for the three and six months ended June 30, 2010, respectively, and (2) a gain on derivative instruments of $383,000 for the three months ended June 30, 2011, a loss on derivative instruments of $628,000 for the six months ended June 30, 2011, and a loss on derivative instruments of $497,000 and $347,000 for the three and six months ended June 30, 2010, respectively. During the next twelve months, the Company estimates that an additional $7.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, approximately $90,000 and $195,000 for the three and six months ended June 30, 2011, respectively, and approximately $293,000 and $582,000 for the three and six months ended June 30, 2010, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$42	$378	$104	$1,518

The following is a summary of the amount of loss reclassified from accumulated other comprehensive loss to interest expense related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(1,296)	$(2,847)	$(2,941)	$(6,971)
Forward starting swaps(2)	(1,760)	(1,781)	(3,525)	(3,567)

Total interest rate swaps	$(3,056)	$(4,628)	$(6,466)	$(10,538)

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

The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$372	$—	$(79)	$56
Ineffective interest rate swaps	(10)	(416)	(545)	(416)

Total interest rate swaps	362	(416)	(624)	(360)
Other derivative instruments	21	(81)	(4)	13

Total gain/(loss) on derivative instruments	$383	$(497)	$(628)	$(347)

10. Fair-Value of Financial Instruments
The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.
The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying value of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-value. The Company receives quotations from a third party to use in estimating these fair-values.
At June 30, 2011 and December 31, 2010, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable, net	$704,621	$623,121	$729,561	$657,922
Notes due 2026, net	19,800	19,706	23,244	19,522
Notes due 2030	211,388	180,000	209,128	180,000
Notes due 2016, net	403,160	397,576	—	—
Notes due 2020, net	266,825	247,669	262,950	247,571
Unsecured line of credit	119,052	121,200	388,567	392,450
Derivative instruments(1)	(558)	(558)	(3,800)	(3,800)
Available-for-sale securities	792	792	4,060	4,060

(1)
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
At June 30, 2011, we owned or had interests in a portfolio with an aggregate of approximately 12.3 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Research Center property), redevelopment (properties that are currently being prepared for their intended use), development (properties that are currently under development through ground up construction), and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at June 30, 2011:

	Gross		Rentable	Percent
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$2,713,832	93	6,761,208	99.2%
Lease up	677,612	31	2,634,383	55.8%

Current operating portfolio	3,391,444	124	9,395,591	90.5%
Long-term lease up	307,093	10	1,389,517	50.5%
Total operating portfolio	3,698,537	134	10,785,108	87.2%

Redevelopment	42,518	9	357,817	57.1%
Development	65,958	1	176,000	100.0%
Unconsolidated partnership portfolio	55,313	7	954,558	53.7%
Development potential	173,439	—	3,506,937	—

Total portfolio	$4,035,765	151	15,780,420

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Acquisitions
During the three months ended June 30, 2011, we acquired 265,000 rentable square feet of laboratory and office space, which was 100.0% leased at acquisition, and undeveloped land which we estimate can support up to approximately 676,000 rentable square feet of laboratory and office space, for $40.5 million:

					Percent
			Rentable		Leased at
Property	Market	Closing Date	Square Feet	Investment	Acquisition
				(In thousands)
1701 / 1711 Research Blvd	Maryland	May 9, 2011	104,743	$17,500	100.0%
450 Kendall Street (Kendall G)	Boston	May 31, 2011	—	5,030	n/a
Ardsley Park	New York / New Jersey	June 23, 2011	160,500	18,000	100.0%

Total / weighted average			265,243	$40,530	100.0%

Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2011, our current operating portfolio was 90.5% leased to 151 tenants. As of December 31, 2010, our current operating portfolio was 88.6% leased to 149 tenants. The increase in the overall leased percentage was due to an increase in leased square feet related to increased leasing activity and a decrease in the total rentable square feet in our current operating portfolio due to the placement of one property into the redevelopment portfolio.
Leases representing 1.8% of our leased square footage expire during 2011 and leases representing 5.0% of our leased square footage expire during 2012. Our leasing strategy for 2011 focuses on leasing currently vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value less costs to sell, and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2010.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2010.
Results of Operations
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2011 or 2010), new properties (properties that were not owned for each of the three months ended June 30, 2011 and 2010 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$70,292	$71,428	$585	$250	$10,557	$700	$2	$2
Tenant recoveries	22,093	19,939	75	44	2,366	102	287	188
Other income	541	49	—	—	—	—	—	210

Total revenues	$92,926	$91,416	$660	$294	$12,923	$802	$289	$400

Rental Revenues. Rental revenues increased $9.0 million to $81.4 million for the three months ended June 30, 2011 compared to $72.4 million for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010, and the commencement of leases. Same property rental revenues decreased $1.1 million, or 1.6%, for the three months ended June 30, 2011 compared to the same period in 2010. The decrease in same property rental revenues was primarily a result of decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, and the full amortization of below-market intangible assets in 2010, partially offset by the commencement of new leases in 2011 and 2010, and increases in lease rates related to Consumer Price Index adjustments and lease extensions (increasing rental revenue recognized on a straight-line basis).
Tenant Recoveries. Revenues from tenant reimbursements increased $4.5 million to $24.8 million for the three months ended June 30, 2011 compared to $20.3 million for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010, the commencement of new leases, and higher rental operations expenses. Same property tenant recoveries increased $2.2 million, or 10.8%, for the three months ended June 30, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases and higher rental operations expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.8% for the three months ended June 30, 2011 compared to 78.6% for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010 and the commencement of new leases.
Other Income. Other income was $541,000 for the three months ended June 30, 2011 compared to $259,000 for the three months ended June 30, 2010. Other income for the three months ended June 30, 2011 primarily comprised consideration received related to the sale of equipment at one of our properties. Other income for the three months ended June 30, 2010 primarily comprised development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the three months ended June 30, 2011 and 2010 aggregated $114,000 and $9,000, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$18,408	$15,897	$83	$71	$1,628	$24	$1,043	$1,085
Real estate taxes	8,844	8,512	118	117	1,376	74	—	—
Depreciation and amortization	26,725	25,601	1,210	564	7,853	304	—	—

Total expenses	$53,977	$50,010	$1,411	$752	$10,857	$402	$1,043	$1,085

Rental Operations Expense. Rental operations expense increased $4.1 million to $21.2 million for the three months ended June 30, 2011 compared to $17.1 million for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010 and increases in same property rental operations expense. Same property rental operations expense increased $2.5 million, or 15.8%, for the three months ended June 30, 2011 compared to 2010 primarily due to the commencement of new leases, higher bad debt expense and higher utility costs.
For the three months ended June 30, 2011 and 2010, we recorded bad debt expense of $607,000 and $139,000, respectively. The increase in bad debt expense related to amounts considered uncollectible as a result of a lease termination, expected nonpayment and renegotiation of unpaid tenant receivables at one of our properties and increases in allowances due to uncertainty of collectibility of receivable balances for the three months ended June 30, 2011 as compared to the same period in 2010.
Real Estate Tax Expense. Real estate tax expense increased $1.6 million to $10.3 million for the three months ended June 30, 2011 compared to $8.7 million for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010. Same property real estate tax expense increased $332,000, or 3.9%, for the three months ended June 30, 2011 compared to 2010 due to a value reassessment at one of our properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.3 million to $35.8 million for the three months ended June 30, 2011 compared to $26.5 million for the three months ended June 30, 2010. The increase was primarily due to properties acquired in 2010.
General and Administrative Expenses. General and administrative expenses increased $1.1 million to $7.5 million for the three months ended June 30, 2011 compared to $6.4 million for the three months ended June 30, 2010. The increase was primarily due to the reclassification from accumulated other comprehensive loss of an unrealized loss, considered to be other than temporary, of approximately $825,000 relating to an investment in available-for-sale securities of one publicly traded company, as well as an increase in aggregate compensation costs due to higher headcount as compared to the prior year.

Acquisition Related Expenses. Acquisition related expenses decreased to $334,000 for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $366,000 to $466,000 for the three months ended June 30, 2011 compared to $100,000 for the three months ended June 30, 2010. The increased loss primarily reflects the commencement of depreciation and ceasing of interest capitialization on a vacant property that was under development in 2010 being placed into service.
Interest Expense. Interest cost incurred for the three months ended June 30, 2011 totaled $25.3 million compared to $23.2 million for three months ended June 30, 2010. Total interest cost incurred increased primarily as a result of the issuance of our Notes due 2016 in March 2011 and increases in our average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments. Interest expense increased $1.6 million to $23.5 million for the three months ended June 30, 2011 compared to $21.9 million for the three months ended June 30, 2010. Interest expense increased primarily as the result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Mortgage notes payable	$11,130	$11,845
Amortization of debt premium on mortgage notes payable	(427)	(474)
Amortization of deferred interest costs (see Note 9)	1,760	1,781
Derivative instruments (see Note 9)	1,296	2,847
Secured term loan	—	222
Exchangeable senior notes	1,910	2,132
Unsecured senior notes	7,635	2,637
Amortization of debt discount	259	208
Unsecured line of credit	558	933
Amortization of deferred loan fees	1,153	1,040

Interest cost incurred	25,274	23,171
Capitalized interest	(1,817)	(1,301)

Total interest expense	$23,457	$21,870

(Loss)/Gain on Derivative Instruments. The gain on derivative instruments for the three months ended June 30, 2011 of $383,000 was primarily related to an increase in our variable-rate indebtedness during the period resulting in other comprehensive income being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. The loss on derivative instruments for the three months ended June 30, 2010 of $497,000 was primarily related to a reduction in our variable-rate indebtedness during the period, resulting in other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps.
Loss on Extinguishment of Debt. During the three months ended June 30, 2011, we voluntarily prepaid in full the outstanding mortgage note totaling approximately $4.6 million pertaining to the Ardentech Court property, prior to its maturity date. The prepayment resulted in the recognition of a loss on extinguishment of debt of approximately $249,000 (representing a prepayment penalty and the write-off of deferred loan fees, partially offset by the write off of unamortized debt premium). During the three months ended June 30, 2010, we repurchased $18.0 million face value of our Notes due 2026 at 100.3% of par. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $584,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $860,000 of deferred loan fees and legal expenses as a result of the prepayment of the remaining $150.0 million of the outstanding borrowings on our secured term loan.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2011 or 2010), new properties (properties that were not owned for each of the six months ended June 30, 2011 and 2010 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$138,620	$141,497	$969	$255	$22,060	$1,224	$4	$4
Tenant recoveries	43,330	40,450	187	44	5,241	233	644	372
Other income	1,278	155	1	1	1	—	8	1,433

Total revenues	$183,228	$182,102	$1,157	$300	$27,302	$1,457	$656	$1,809

Rental Revenues. Rental revenues increased $18.7 million to $161.7 million for the six months ended June 30, 2011 compared to $143.0 million for the six months ended June 30, 2010. The increase was primarily due to properties acquired in 2010. Same property rental revenues decreased $2.9 million, or 2.0%, for the six months ended June 30, 2011 compared to the same period in 2010. The decrease in same property rental revenues was primarily due to decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, and the full amortization of below-market intangible assets in 2010, partially offset by the commencement of new leases in 2011 and 2010.
Tenant Recoveries. Revenues from tenant reimbursements increased $8.3 million to $49.4 million for the six months ended June 30, 2011 compared to $41.1 million for the six months ended June 30, 2010. The increase was primarily due to properties acquired in 2010, the commencement of new leases, and higher rental operations expenses. Same property tenant recoveries increased $2.9 million, or 7.1%, for the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases and higher rental operations expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.8% for the six months ended June 30, 2011 compared to 78.5% for the six months ended June 30, 2010. The increase in the recovery percentage in the current period is primarily due to properties acquired in 2010 and the commencement of new leases.
Other Income. Other income was $1.3 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010. Other income for the six months ended June 30, 2011 primarily comprised consideration received related to early lease terminations and sale of equipment at one of our properties and development fees earned from our PREI joint ventures. Other income for the six months ended June 30, 2010 primarily comprised realized gains from the sale of equity investments of $865,000 and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the six months ended June 30, 2011 and 2010 aggregated $843,000 and $72,000, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$35,838	$32,436	$292	$72	$3,159	$74	$2,389	$2,346
Real estate taxes	17,600	17,151	237	116	3,183	157	—	—
Depreciation and amortization	52,500	54,203	1,812	564	15,313	618	—	—

Total expenses	$105,938	$103,790	$2,341	$752	$21,655	$849	$2,389	$2,346

Rental Operations Expense. Rental operations expense increased $6.8 million to $41.7 million for the six months ended June 30, 2011 compared to $34.9 million for the six months ended June 30, 2010. The increase was primarily due to properties acquired in 2010 and increases in same property rental operations expense. Same property rental operations expense increased $3.4 million, or 10.5%, for the six months ended June 30, 2011 compared to 2010 primarily due to the commencement of new leases, higher bad debt expense and higher utility costs.
For the six months ended June 30, 2011 and 2010, the Company recorded bad debt expense of $931,000 and $254,000, respectively. The increase in bad debt expense related to amounts considered uncollectible as a result of a lease termination, expected nonpayment and renegotiation of unpaid tenant receivables at one of our properties and increases in allowances due to uncertainty of collectibility of receivable balances for the six months ended June 30, 2011 as compared to the same period in 2010. As of June 30, 2011, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.
Real Estate Tax Expense. Real estate tax expense increased $3.6 million to $21.0 million for the six months ended June 30, 2011 compared to $17.4 million for the six months ended June 30, 2010. The increase was primarily due to properties acquired in 2010. Same property real estate tax expense increased $449,000, or 2.6%, for the six months ended June 30, 2011 compared to 2010 due to a value reassessment at one of our properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $14.2 million to $69.6 million for the six months ended June 30, 2011 compared to $55.4 million for the six months ended June 30, 2010. The increase was primarily due to properties acquired in 2010.
General and Administrative Expenses. General and administrative expenses increased $2.2 million to $14.9 million for the six months ended June 30, 2011 compared to $12.7 million for the six months ended June 30, 2010. The increase was primarily due to the reclassification from accumulated other comprehensive loss of an unrealized loss, considered to be other than temporary, of approximately $825,000, related to an investment in available-for-sale securities in one publicly traded company, as well as an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses decreased to $653,000 for the six months ended June 30, 2011 compared to $2.0 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $738,000 to $1.1 million for the six months ended June 30, 2011 compared to $377,000 for the six months ended June 30, 2010. The increased loss primarily reflects the commencement of depreciation and ceasing of interest capitalization on a vacant property that was under development in 2010 being placed into service.
Interest Expense. Interest cost incurred for the six months ended June 30, 2011 totaled $48.1 million compared to $46.1 million for the six months ended June 30, 2010. Total interest cost incurred increased primarily as a result of the issuance of our unsecured senior notes and increases in our average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments. Interest expense increased $1.7 million to $44.8 million for the six months ended June 30, 2011 compared to $43.1 million for the six months ended June 30, 2010. Interest expense increased primarily as the result of the increase in interest cost incurred offset by an increase in capitalized interest.

Interest expense consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Mortgage notes payable	$22,507	$23,702
Amortization of debt premium on mortgage notes payable	(924)	(940)
Amortization of deferred interest costs (see Note 9)	3,525	3,567
Derivative instruments (see Note 9)	2,941	6,971
Secured term loan	—	1,392
Exchangeable senior notes	3,821	4,095
Unsecured senior notes	11,549	2,637
Amortization of debt discount	399	385
Unsecured line of credit	2,054	2,085
Amortization of deferred loan fees	2,211	2,183

Interest cost incurred	48,083	46,077
Capitalized interest	(3,311)	(2,946)

Total interest expense	$44,772	$43,131

Loss on Derivative Instruments. The loss on derivative instruments for the six months ended June 30, 2011 of $628,000 was primarily related to a reduction in our variable-rate indebtedness during the period resulting in other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. The loss on derivative instruments for the six months ended June 30, 2010 of $347,000 was primarily related to a reduction in our variable-rate indebtedness during the period resulting in other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps.
Loss on Extinguishment of Debt. During the six months ended June 30, 2011, we voluntarily prepaid in full the outstanding mortgage notes totaling approximately $30.1 million pertaining to the Ardentech Court, Road to the Cure and 10255 Science Center Drive properties, prior to their maturity dates. The prepayments resulted in the recognition of a loss on extinguishment of debt of approximately $292,000 (representing a prepayment penalty and the write-off of deferred loan fees partially offset by the write off of unamortized debt premium). During the six months ended June 30, 2010, we repurchased $6.3 million and $18.0 million face value of our Notes due 2026 at par and 100.3% of par, respectively. The repurchases resulted in the recognition of a loss on extinguishment of debt of approximately $838,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the prepayment of $250.0 million of the outstanding borrowings on our secured term loan.
Cash Flows
Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

	2011	2010	Change
	(In thousands)
Net cash provided by operating activities	$81,772	$63,431	$18,341
Net cash used in investing activities	(122,568)	(172,398)	49,830
Net cash provided by financing activities	31,362	110,384	(79,022)
Ending cash and cash equivalents balance	12,033	21,339	(9,306)
Net cash provided by operating activities increased $18.3 million to $81.8 million for the six months ended June 30, 2011 compared to $63.4 million for the six months ended June 30, 2010. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.
Net cash used in investing activities decreased $49.8 million to $122.6 million for the six months ended June 30, 2011 compared to $172.4 million for the six months ended June 30, 2010. The decrease reflects reduced acquisition activity during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Net cash provided by financing activities decreased $79.0 million to $31.4 million for the six months ended June 30, 2011 compared to $110.4 million for the six months ended June 30, 2010. The decrease primarily reflects reduced financing requirements due to reduced acquisition activity during the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The proceeds from the issuance of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.
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
Our FFO available to common shares and OP units and a reconciliation to net income for the three and six months ended June 30, 2011 and 2010 (in thousands, except share data) was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income available to the common stockholders	$3,638	$4,199	$9,168	$8,499
Adjustments:
Noncontrolling interests in operating partnership(1)	82	109	207	237
Interest expense on Notes due 2030(2)	1,688	1,688	3,375	3,194
Depreciation and amortization — unconsolidated partnerships	944	694	1,865	1,357
Depreciation and amortization — consolidated entities	35,788	26,469	69,625	55,385
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(26)	(22)	(52)	(43)

Funds from operations available to common shares and units — diluted	$42,114	$33,137	$84,188	$68,629

Funds from operations per share — diluted	$0.29	$0.27	$0.58	$0.58

Weighted-average common shares and units outstanding — diluted(2)	144,254,164	123,870,153	144,262,597	118,212,211

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. The three and six months ended June 30, 2011 include 10,017,858 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method. The three and six months ended June 30, 2010 include 9,935,825 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, respectively. The three and six months ended June 30, 2011 include 1,395,374 and 1,441,642 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

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
As of June 30, 2011, the Company owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2011 and including the replacement of the existing line of credit with the new unsecured line of credit on July 14, 2011, were as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$17,103	$40,768	$25,370	$339,020	$6,253	$190,535	$619,049
Unsecured line of credit	—	—	—	—	121,200	—	121,200
Notes due 2026	—	—	—	—	—	19,800	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	—	400,000	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	17,103	40,768	25,370	339,020	127,453	1,040,335	1,590,049
Share of unconsolidated indebtedness:
Secured acquisition loan facility	—	40,650	—	—	—	—	40,650
Secured construction loan	41,128	—	—	—	—	—	41,128

Total share of unconsolidated indebtedness	41,128	40,650	—	—	—	—	81,778

Total indebtedness	$58,231	$81,418	$25,370	$339,020	$127,453	$1,040,335	$1,671,827

In April 2011, we voluntarily prepaid in full the outstanding mortgage note pertaining to the Ardentech Court property, in the amount of approximately $4.6 million including a prepayment penalty of $361,000, prior to its maturity date. Additional consolidated mortgage note maturities through 2012 include mortgages on our 6828 Nancy Ridge Drive, Sidney Street and Sorrento West properties, with outstanding balances of $6.4 million, $26.9 million and $13.1 million, respectively, as of June 30, 2011.
Our $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of June 30, 2011.

The terms of the indentures governing the Notes due 2016 and Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2011.
On July 14, 2011, we entered into an unsecured credit agreement with KeyBank National Association, as administrative agent, and certain other lenders. See Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein for more information.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. During the six months ended June 30, 2011, we entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $81.5 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. As further discussed below, we entered into a new unsecured line of credit which has a maturity date of July 13, 2015, which may be extended to July 13, 2016 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment. The secured acquisition and interim loan facility has a maturity date of February 10, 2012. The secured construction loan has a maturity date of August 13, 2011. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan. In addition, we have an investment grade rating which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
On March 30, 2011, we issued $400.0 million aggregate principal amount of our Notes due 2016. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

BioMed Realty Trust, Inc.’s total capitalization at June 30, 2011 was approximately $4.4 billion and comprised the following:

		Aggregate
		Principal
	Shares/Units at	Amount or
	June 30,	Dollar Value	Percent of Total
	2011	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable(1)		$619,049	14.1%
Notes due 2026(2)		19,800	0.4%
Notes due 2030		180,000	4.1%
Notes due 2016(3)		400,000	9.1%
Notes due 2020(4)		250,000	5.7%
Unsecured line of credit		121,200	2.8%

Total debt		1,590,049	36.2%
Equity:
Common shares, operating partnership and LTIP units outstanding(5)	134,239,581	2,582,770	58.6%
7.375% Series A Preferred shares outstanding(6)	9,200,000	230,000	5.2%

Total capital		2,812,770	63.8%

Total capitalization		$4,402,819	100.0%

(1)	Amount excludes debt premiums of $4.1 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $94,000.

(3)	Amount excludes a debt discount of $2.4 million.

(4)	Amount excludes a debt discount of $2.3 million.

(5)
Aggregate principal amount based on the market closing price of the common stock of our Parent Company of $19.24 per share on the last trading day of the quarter (June 30, 2011). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At June 30, 2011, 131,259,602 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(6)	Based on the liquidation preference of $25.00 per share of our Parent Company’s 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At June 30, 2011, the ratio of debt to total asset book value was approximately 39.8%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016 and Notes due 2020 and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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

Off-Balance Sheet Arrangements
As of June 30, 2011, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.7 million at both June 30, 2011 and December 31, 2010, and the liabilities were $10.6 million and $10.5 million at June 30, 2011 and December 31, 2010, respectively. Our equity in net income of the McKellar Court partnership was $228,000 and $226,000 for the three months ended June 30, 2011 and 2010, respectively, and $453,000 and $508,000 for the six months ended June 30, 2011 and 2010, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $643.1 million and $652.3 million at June 30, 2011 and December 31, 2010, respectively, and the liabilities were $423.8 million and $423.6 million at June 30, 2011 and December 31, 2010, respectively. Our equity in net loss of the PREI joint ventures was $695,000 and $326,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $885,000 for the six months ended June 30, 2011 and 2010, respectively.
We have been the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	June 30,	December 31,
Name	Percentage	Rate(2)	2011	2010	Maturity Date
PREI I LLC and PREI II LLC(3)	20%	3.7%	$40,650	$40,650	February 10, 2012
PREI I LLC(4)	20%	1.7%	41,128	40,481	August 13, 2011

Total			$81,778	$81,131

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of June 30, 2011, including the effect of an interest rate cap.

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

(4)
Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property (initial borrowings of $84.0 million on February 13, 2008 were used in part to repay a portion of the secured acquisition and interim loan facility). The remaining balance is being utilized to fund construction costs at the property. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured construction loan through capital contributions of the members. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan.

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
While we most recently paid a dividend on shares of common stock at an annual dividend rate of $0.80 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.
The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2011:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2009	March 16, 2009	April 15, 2009	$0.33500	$0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.11000	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.11000	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.14000	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.14000	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.15000	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.17000	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.17000	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.20000	0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.20000	0.46094

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
As of June 30, 2011, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	June 30, 2011
Fixed interest rate(2)	$1,468,073	92.4%	5.59%
Variable interest rate(3)	121,200	7.6%	1.29%

Total/weighted-average effective interest rate	$1,589,273	100.0%	5.26%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eight mortgage notes payable secured by certain of our properties (including $4.1 million of unamortized premium), our Notes due 2026 (including $94,000 of unamortized debt discount), our Notes due 2030, our Notes due 2020 (including $2.4 million of unamortized debt discount), and our Notes due 2016 (including $2.3 million of unamortized debt discount).

(3)
Includes our unsecured line of credit, which bears interest based on a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into two interest rate swaps, which are intended to have the effect of initially fixing the interest rates on $150.0 million of our variable rate debt at weighted average interest rates of approximately 4.7% (excluding applicable credit spreads for the underlying debt). In July 2011, we entered into a new unsecured line of credit which replaced the existing unsecured line of credit (see Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein).

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2011, the fair-value of the fixed-rate debt was estimated to be $1.6 billion compared to the net carrying value of $1.5 billion (includes $4.1 million of unamortized debt premium, $94,000 of unamortized debt discount associated with our Notes due 2026, $2.4 million of unamortized debt discount associated with our Notes due 2020, and $2.3 million of unamortized debt discount associated with our Notes due 2016). At June 30, 2011, the fair-value of the variable-rate debt was estimated to be $119.1 million compared to the net carrying value of $121.2 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2011 in relation to total assets of $4.0 billion and equity market capitalization of $2.8 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the outstanding unhedged balances of our consolidated indebtedness at June 30, 2011, a 1% change in interest rates would not change our interest cost as all of our consolidated indebtedness is effectively fixed rate debt. Excluding the effect of our interest rate swaps on our variable rate debt that expire on August 1, 2011, a 1% change in interest rates would change our interest expense by approximately $1.2 million per year. Based on the outstanding unhedged balances of our proportionate share of the outstanding balance for the PREI joint ventures’ secured loan and secured construction loan at June 30, 2011, a 1% change in interest rates would change our interest costs included in our equity in net loss of unconsolidated partnerships by approximately $818,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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

There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.
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
During the three months ended June 30, 2011, our Parent Company issued an aggregate of 24,585 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the three months ended June 30, 2011, the operating partnership issued an aggregate of 24,585 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement.

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

BIOMED REALTY TRUST, INC.	BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD	/s/ ALAN D. GOLD

Alan D. Gold	Alan D. Gold
Chairman of the Board and	Chairman of the Board and
Chief Executive Officer	Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN	/s/ GREG N. LUBUSHKIN

Greg N. Lubushkin	Greg N. Lubushkin
Chief Financial Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

Dated: August 4, 2011	Dated: August 4, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.