Form 10-Q
period 2011-09-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2011-11-02
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number: 1-32261 (BioMed Realty Trust, Inc.)
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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of November 2, 2011 was 131,262,102.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2011 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of September 30, 2011, BioMed Realty Trust, Inc. owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

2

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

3

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
FORM 10-Q — QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
BIOMED REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,576,304	$3,536,114
Investments in unconsolidated partnerships	67,383	57,265
Cash and cash equivalents	16,351	21,467
Restricted cash	6,330	9,971
Accounts receivable, net	7,542	5,874
Accrued straight-line rents, net	123,564	106,905
Acquired above-market leases, net	24,015	30,566
Deferred leasing costs, net	116,811	125,060
Deferred loan costs, net	17,254	11,499
Other assets	73,475	55,033

Total assets	$4,029,029	$3,959,754

LIABILITIES AND EQUITY
Mortgage notes payable, net	$603,406	$657,922
Exchangeable senior notes, net	199,800	199,522
Unsecured senior notes, net	645,412	247,571
Unsecured line of credit	216,100	392,450
Security deposits	12,397	11,749
Dividends and distributions payable	30,500	27,029
Accounts payable, accrued expenses and other liabilities	86,658	98,826
Derivative instruments	—	3,826
Acquired below-market leases, net	6,853	7,963

Total liabilities	1,801,126	1,646,858
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000,000 and $230,000,000 liquidation preference ($25.00 per share), 7,920,000 and 9,200,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	191,469	222,413
Common stock, $.01 par value, 200,000,000 shares authorized, 131,265,102 and 131,046,509 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,313	1,310
Additional paid-in capital	2,373,652	2,371,488
Accumulated other comprehensive loss	(61,912)	(70,857)
Dividends in excess of earnings	(285,996)	(221,176)

Total stockholders’ equity	2,218,526	2,303,178
Noncontrolling interests	9,377	9,718

Total equity	2,227,903	2,312,896

Total liabilities and equity	$4,029,029	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental	$83,825	$72,971	$245,477	$215,950
Tenant recoveries	26,674	22,723	76,076	63,823
Other income	4,487	39	5,775	1,628

Total revenues	114,986	95,733	327,328	281,401

Expenses:
Rental operations	23,172	19,998	64,850	54,926
Real estate taxes	10,883	9,408	31,902	26,832
Depreciation and amortization	36,295	27,774	105,919	83,159
General and administrative	7,682	6,805	21,797	19,523
Acquisition related expenses	136	420	789	2,388

Total expenses	78,168	64,405	225,257	186,828

Income from operations	36,818	31,328	102,071	94,573
Equity in net loss of unconsolidated partnerships	(735)	(308)	(1,849)	(686)
Interest income	71	55	274	126
Interest expense	(22,958)	(21,589)	(67,730)	(64,719)
Other expense	(3,802)	—	(4,627)	—
Gain/(loss) on derivative instruments	64	(287)	(564)	(634)
Loss on extinguishment of debt	(521)	(22)	(814)	(2,286)

Net income	8,937	9,177	26,761	26,374
Net income attributable to noncontrolling interests	(106)	(104)	(281)	(321)

Net income attributable to the Company	8,831	9,073	26,480	26,053
Preferred stock dividends	(3,901)	(4,241)	(12,382)	(12,722)
Cost on redemption of preferred stock	(165)	—	(165)	—

Net income available to common stockholders	$4,765	$4,832	$13,933	$13,331

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.03	$0.04	$0.10	$0.12

Weighted-average common shares outstanding:
Basic	129,872,349	112,910,694	129,834,429	107,003,096

Diluted	132,852,328	115,911,944	132,819,688	110,028,740

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to common stockholders and noncontrolling interests	$4,871	$4,936	$14,214	$13,652
Other comprehensive income:
Unrealized gain on derivative instruments, net	365	1,479	3,826	7,303
Amortization of deferred interest costs	1,754	1,776	5,279	5,343
Equity in other comprehensive income of unconsolidated partnerships	8	35	44	24
Deferred settlement payments on interest rate swaps, net	13	(11)	(75)	(495)
Reclassification of unrealized loss on equity securities	3,802	—	4,627	—
Reclassification on sale of equity securities	21	—	21	(538)
Unrealized loss on equity securities	(883)	—	(4,575)	—

Total other comprehensive income	5,080	3,279	9,147	11,637

Comprehensive income	9,951	8,215	23,361	25,289
Comprehensive income attributable to noncontrolling interests	(218)	(175)	(483)	(615)

Comprehensive income attributable to common stockholders	$9,733	$8,040	$22,878	$24,674

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
	Series A			Additional	Other	Dividends in	Total
	Preferred	Common Stock		Paid-In	Comprehensive	Excess of	Stockholders’	Noncontrolling
	Stock	Shares	Amount	Capital	(Loss)/Income	Earnings	Equity	Interests	Total Equity
Balance at December 31, 2010	$222,413	131,046,509	$1,310	$2,371,488	$(70,857)	$(221,176)	$2,303,178	$9,718	$2,312,896
Net issuances of unvested restricted common stock	—	197,322	2	(2,423)	—	—	(2,421)	—	(2,421)
Conversion of OP units to common stock	—	21,271	1	(50)	—	—	(49)	49	—
Redemption of preferred stock	(30,944)	—	—	—	—	(165)	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	5,554	—	—	5,554	—	5,554
Reallocation of equity to noncontrolling interests	—	—	—	(917)	—	—	(917)	917	—
Common stock dividends	—	—	—	—	—	(78,753)	(78,753)	—	(78,753)
OP unit distributions	—	—	—	—	—	—	—	(1,790)	(1,790)
Net income	—	—	—	—	—	26,480	26,480	281	26,761
Preferred stock dividends	—	—	—	—	—	(12,382)	(12,382)	—	(12,382)
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	4,525	—	4,525	102	4,627
Reclassification on sale of marketable securities	—	—	—	—	21	—	21	—	21
Unrealized loss on equity securities	—	—	—	—	(4,475)	—	(4,475)	(100)	(4,575)
Amortization of deferred interest costs	—	—	—	—	5,162	—	5,162	117	5,279
Unrealized gain on derivative instruments, net	—	—	—	—	3,712	—	3,712	83	3,795

Balance at September 30, 2011	$191,469	131,265,102	$1,313	$2,373,652	$(61,912)	$(285,996)	$2,218,526	$9,377	$2,227,903

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities:
Net income	$26,761	$26,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,919	83,159
Allowance for doubtful accounts	2,194	108
Non-cash revenue adjustments	7,699	(905)
Other non-cash adjustments	10,442	11,208
Compensation expense related to restricted common stock and LTIP units	5,554	5,316
Distributions representing a return on capital from unconsolidated partnerships	1,573	1,195
Changes in operating assets and liabilities:
Restricted cash	3,641	2,971
Accounts receivable	(2,614)	(3,306)
Accrued straight-line rents	(17,907)	(20,501)
Deferred leasing costs	(10,830)	(3,223)
Other assets	(5,450)	(14,639)
Security deposits	487	1,038
Accounts payable, accrued expenses and other liabilities	7,574	14,119

Net cash provided by operating activities	135,043	102,914

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(156,421)	(309,869)
Contributions to unconsolidated partnerships, net	(14,351)	(4,318)
Purchases of equity securities	(2,125)	—
Proceeds from the sale of equity securities	31	1,227
Funds held in escrow for acquisitions	(5,500)	(6,572)

Net cash used in investing activities	(178,366)	(319,532)

Financing activities:
Proceeds from common stock offering	—	545,804
Payment of common stock offering costs	—	(22,048)
Redemption of Series A preferred stock	(31,109)	—
Payment of deferred loan costs	(9,711)	(8,814)
Unsecured line of credit proceeds	400,075	366,992
Unsecured line of credit payments	(576,425)	(750,608)
Principal payments on mortgage notes payable	(52,554)	(5,514)
Secured term loan repayments	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(26,410)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	247,443
Deferred settlement payments on interest rate swaps, net	(75)	(495)

	Nine Months Ended
	September 30,
	2011	2010

Distributions to operating partnership unit and LTIP unit holders	(1,702)	(1,305)
Dividends paid to common stockholders	(74,779)	(44,940)
Dividends paid to preferred stockholders	(12,973)	(12,722)

Net cash provided by financing activities	38,207	217,383

Net (decrease)/increase in cash and cash equivalents	(5,116)	765
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$16,351	$20,687

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $5,308 and $4,136, respectively)	$50,065	$50,507
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$3,651	$4,241
Accrual for common stock dividends declared	26,253	22,241
Accrual for distributions declared for operating partnership unit and LTIP unit holders	596	510
Accrued additions to real estate and related intangible assets	17,026	23,157
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments in real estate, net	$3,576,304	$3,536,114
Investments in unconsolidated partnerships	67,383	57,265
Cash and cash equivalents	16,351	21,467
Restricted cash	6,330	9,971
Accounts receivable, net	7,542	5,874
Accrued straight-line rents, net	123,564	106,905
Acquired above-market leases, net	24,015	30,566
Deferred leasing costs, net	116,811	125,060
Deferred loan costs, net	17,254	11,499
Other assets	73,475	55,033

Total assets	$4,029,029	$3,959,754

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$603,406	$657,922
Exchangeable senior notes, net	199,800	199,522
Unsecured senior notes, net	645,412	247,571
Unsecured line of credit	216,100	392,450
Security deposits	12,397	11,749
Distributions payable	30,500	27,029
Accounts payable, accrued expenses and other liabilities	86,658	98,826
Derivative instruments	—	3,826
Acquired below-market leases, net	6,853	7,963

Total liabilities	1,801,126	1,646,858
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000,000 and $230,000,000 liquidation preference ($25.00 per unit), 7,920,000 and 9,200,000 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	191,469	222,413
Limited partners’ capital, 2,979,979 and 3,001,250 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	9,614	9,918
General partner’s capital, 131,265,102 and 131,046,509 units issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,087,459	2,150,314
Accumulated other comprehensive loss	(60,402)	(69,549)

Total partners’ capital	2,228,140	2,313,096
Noncontrolling interests deficit	(237)	(200)

Total capital	2,227,903	2,312,896

Total liabilities and capital	$4,029,029	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental	$83,825	$72,971	$245,477	$215,950
Tenant recoveries	26,674	22,723	76,076	63,823
Other income	4,487	39	5,775	1,628

Total revenues	114,986	95,733	327,328	281,401

Expenses:
Rental operations	23,172	19,998	64,850	54,926
Real estate taxes	10,883	9,408	31,902	26,832
Depreciation and amortization	36,295	27,774	105,919	83,159
General and administrative	7,682	6,805	21,797	19,523
Acquisition related expenses	136	420	789	2,388

Total expenses	78,168	64,405	225,257	186,828

Income from operations	36,818	31,328	102,071	94,573
Equity in net loss of unconsolidated partnerships	(735)	(308)	(1,849)	(686)
Interest income	71	55	274	126
Interest expense	(22,958)	(21,589)	(67,730)	(64,719)
Other expense	(3,802)	—	(4,627)	—
Gain/(loss) on derivative instruments	64	(287)	(564)	(634)
Loss on extinguishment of debt	(521)	(22)	(814)	(2,286)

Net income	8,937	9,177	26,761	26,374
Net loss attributable to noncontrolling interests	5	18	37	38

Net income attributable to the Operating Partnership	8,942	9,195	26,798	26,412
Preferred unit distributions	(3,901)	(4,241)	(12,382)	(12,722)
Cost on redemption of preferred units	(165)	—	(165)	—

Net income available to unitholders	$4,876	$4,954	$14,251	$13,690

Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.03	$0.04	$0.10	$0.12

Weighted-average units outstanding:
Basic	132,793,468	115,768,368	132,759,427	109,882,418

Diluted	132,793,468	115,768,368	132,759,427	109,882,418

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to unitholders and noncontrolling interests	$4,871	$4,936	$14,214	$13,652
Other comprehensive income:
Unrealized gain on derivative instruments, net	365	1,479	3,826	7,303
Amortization of deferred interest costs	1,754	1,776	5,279	5,343
Equity in other comprehensive income of unconsolidated partnerships	8	35	44	24
Deferred settlement payments on interest rate swaps, net	13	(11)	(75)	(495)
Reclassification of unrealized loss on equity securities	3,802	—	4,627	—
Reclassification on sale of equity securities	21	—	21	(538)
Unrealized loss on equity securities	(883)	—	(4,575)	—

Total other comprehensive income	5,080	3,279	9,147	11,637

Comprehensive income	$9,951	$8,215	$23,361	$25,289

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except unit data)
(Unaudited)

							Accumulated
			Limited Partners’				Other
	Preferred Series A		Capital		General Partner’s Capital		Comprehensive	Total Partner’s	Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests Deficit	Total Equity
Balance at December 31, 2010	9,200,000	$222,413	3,001,250	$9,918	131,046,509	$2,150,314	$(69,549)	$2,313,096	$(200)	$2,312,896
Net issuances of unvested restricted OP units	—	—	—	—	197,322	(2,421)	—	(2,421)	—	(2,421)
Conversion of OP units	—	—	(21,271)	49	21,271	(49)	—	—	—	—
Redemption of preferred units	(1,280,000)	(31,109)	—	—	—	—	—	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	—	—	5,554	—	5,554	—	5,554
Reallocation of equity to limited partners	—	—	—	1,119	—	(1,119)	—	—	—	—
Distributions	—	(12,382)	—	(1,790)	—	(78,753)	—	(92,925)	—	(92,925)
Net income	—	12,547	—	318	—	13,933	—	26,798	(37)	26,761
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	—	—	4,627	4,627	—	4,627
Reclassification on sale of marketable securities	—	—	—	—	—	—	21	21	—	21
Unrealized loss on equity securities	—	—	—	—	—	—	(4,575)	(4,575)	—	(4,575)
Amortization of deferred interest costs	—	—	—	—	—	—	5,279	5,279	—	5,279
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	3,795	3,795	—	3,795

Balance at September 30, 2011	7,920,000	$191,469	2,979,979	$9,614	131,265,102	$2,087,459	$(60,402)	$2,228,140	$(237)	$2,227,903

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities:
Net income	$26,761	$26,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,919	83,159
Allowance for doubtful accounts	2,194	108
Non-cash revenue adjustments	7,699	(905)
Other non-cash adjustments	10,442	11,208
Compensation expense related to share-based payments	5,554	5,316
Distributions representing a return on capital from unconsolidated partnerships	1,573	1,195
Changes in operating assets and liabilities:
Restricted cash	3,641	2,971
Accounts receivable	(2,614)	(3,306)
Accrued straight-line rents	(17,907)	(20,501)
Deferred leasing costs	(10,830)	(3,223)
Other assets	(5,450)	(14,639)
Security deposits	487	1,038
Accounts payable, accrued expenses and other liabilities	7,574	14,119

Net cash provided by operating activities	135,043	102,914

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets	(156,421)	(309,869)
Contributions to unconsolidated partnerships, net	(14,351)	(4,318)
Purchases of equity securities	(2,125)	—
Proceeds from the sale of equity securities	31	1,227
Funds held in escrow for acquisitions	(5,500)	(6,572)

Net cash used in investing activities	(178,366)	(319,532)

Financing activities:
Proceeds from issuance of OP units	—	523,756
Redemption of Series A preferred units	(31,109)	—
Payment of deferred loan costs	(9,711)	(8,814)
Unsecured line of credit proceeds	400,075	366,992
Unsecured line of credit payments	(576,425)	(750,608)
Principal payments on mortgage notes payable	(52,554)	(5,514)
Secured term loan repayments	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(26,410)
Proceeds from exchangeable senior notes due 2030	—	180,000
Proceeds from unsecured senior notes	397,460	247,443

	Nine Months Ended
	September 30,
	2011	2010

Deferred settlement payments on interest rate swaps, net	(75)	(495)
Distributions paid to unitholders	(76,481)	(46,245)
Distributions paid to preferred unitholders	(12,973)	(12,722)

Net cash provided by financing activities	38,207	217,383

Net (decrease)/increase in cash and cash equivalents	(5,116)	765
Cash and cash equivalents at beginning of period	21,467	19,922

Cash and cash equivalents at end of period	$16,351	$20,687

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $5,308 and $4,136, respectively)	$50,065	$50,507
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$26,849	$22,751
Accrual for preferred unit distributions declared	3,651	4,241
Accrued additions to real estate and related intangible assets	17,026	23,157
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization of the Parent Company and Description of Business
BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), was incorporated in Maryland on April 30, 2004. On August 11, 2004, the Parent Company commenced operations after completing its initial public offering. The Parent Company operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania and Seattle.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned a 97.8% interest in the Operating Partnership. The remaining 2.2% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.
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

Investments in Partnerships and Limited Liability Companies
The Company has determined that it is the primary beneficiary in six variable interest entities, or VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at September 30, 2011 and December 31, 2010 consist of the following:

	September 30,	December 31,
	2011	2010
Investment in real estate, net	$413,089	$375,428
Total assets	457,962	414,993
Total debt	147,000	147,000
Total liabilities	157,598	161,697
Investments in Real Estate, Net
Investments in real estate, net consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$595,745	$578,753
Land under development	44,737	47,920
Buildings and improvements	3,257,987	3,160,392
Construction in progress	101,044	91,027

	3,999,513	3,878,092
Accumulated depreciation	(423,209)	(341,978)

	$3,576,304	$3,536,114

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through September 30, 2011, no assets have been identified as impaired and no such impairment losses have been recognized.
Accumulated Amortization
Deferred leasing costs, acquired above-market leases, acquired below-market leases, and lease incentives are recorded net of accumulated amortization. Accumulated amortization balances consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Deferred leasing costs	$173,154	$150,702
Acquired above-market leases	19,733	12,572
Acquired below-market leases	33,303	32,193
Lease incentives	7,345	5,698

Investments
Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Available-for-sale securities, cost basis	$6,032	$4,133
Other-than-temporary unrealized loss	(4,516)	—
Unrealized loss	—	(73)

Available-for-sale securities, fair-value(1)	1,516	4,060
Cost method securities, cost basis	2,125	—

Total equity securities	$3,641	$4,060

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.
The Company’s investments in available-for-sale securities of two publicly traded companies currently have fair market values that are less than the Company’s initial cost basis in these securities due to decreases in their respective stock prices during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2011, the Company reclassified to other expense from accumulated other comprehensive loss, an unrealized loss, considered to be other than temporary, of approximately $3.8 million and $4.6 million, respectively, relating to its investment in securities of these companies. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s initial cost basis, should be considered other-than-temporarily-impaired. If other than temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive income and recorded as a reduction of net income.
During the nine months ended September 30, 2010, the Company sold a portion of its available-for-sale securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income.
The Company’s remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. The Company invested in equity securities of one privately-held company and one privately-held fund during the nine months ended September 30, 2011. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments, and, therefore, no evaluation of impairment was performed during the three months ended September 30, 2011 on the Company’s cost basis investments.
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
3. Equity of the Parent Company
During the nine months ended September 30, 2011, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 336,044 and 15,085 shares of common stock, respectively (129,342 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 24,465 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

Common Stock, Operating Partnership Units and LTIP Units
As of September 30, 2011, the Company had outstanding 131,265,102 shares of the Parent Company’s common stock and 2,593,538 and 386,441 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.
7.375% Series A Cumulative Redeemable Preferred Stock
As of September 30, 2011, the Company had outstanding 7,920,000 shares of the Parent Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, or Series A preferred stock. During the three months ended September 30, 2011, the Company completed the repurchase of 1,280,000 shares of the Parent Company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000, or $0.20 per share. The repurchase of the Series A preferred stock resulted in the recognition of costs on extinguishment of preferred stock of approximately $165,000 for the three and nine months ended September 30, 2011 as a result of the difference between the carrying value and the price paid to repurchase the Series A preferred stock.
Dividends and Distributions
The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the nine months ended September 30, 2011:

				Dividend and	Dividend and
		Amount Per		Distribution	Distribution
Declaration Date	Securities Class	Share/Unit	Period Covered	Payable Date	Amount
					(in thousands)
March 14, 2011	Common stock and OP units	$0.20000	January 1, 2011 to March 31, 2011	April 15, 2011	$26,846
March 14, 2011	Series A preferred stock/units	$0.46094	January 16, 2011 to April 15, 2011	April 15, 2011	$4,240
June 15, 2011	Common stock and OP units	$0.20000	April 1, 2011 to June 30, 2011	July 15, 2011	$26,848
June 15, 2011	Series A preferred stock/units	$0.46094	April 16, 2011 to July 15, 2011	July 15, 2011	$4,241
September 15, 2011	Common stock and OP units	$0.20000	July 1, 2011 to September 30, 2011	October 17, 2011	$26,849
September 15, 2011	Series A preferred stock/units	$0.46094	July 16, 2011 to October 15, 2011	October 17, 2011	$3,901
Total 2011 dividends and distributions declared through September 30, 2011 (in thousands):

Common stock and OP units	$80,543
Series A preferred stock/units	12,382

$92,925

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
The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at September 30, 2011, was approximately $49.7 million based on the average closing price of the Parent Company’s common stock of $16.69 per share for the ten consecutive trading days immediately preceding September 30, 2011.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	September 30, 2011		December 31, 2010
	Operating		Operating
	Partnership Units	Percentage of	Partnership Units	Percentage of
	and LTIP Units	Total	and LTIP Units	Total
BioMed Realty Trust	129,872,349	97.8%	129,603,445	97.8%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,332,318	1.8%	2,268,873	1.7%
Operating partnership and LTIP units held by third parties	588,801	0.4%	588,801	0.5%

Total	132,793,468	100.0%	132,461,119	100.0%

4. Capital of the Operating Partnership
Operating Partnership Units and LTIP Units
As of September 30, 2011, the Operating Partnership had outstanding 133,858,640 operating partnership units and 386,441 LTIP units. The Parent Company owned 97.8% of the partnership interests in the Operating Partnership at September 30, 2011, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.
The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at September 30, 2011, was approximately $49.7 million based on the average closing price of the Parent Company’s common stock of $16.69 per share for the ten consecutive trading days immediately preceding September 30, 2011.
5. Debt
Debt of the Parent Company
The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2026 (the “Notes due 2026”), Exchangeable Senior Notes due 2030 (the “Notes due 2030”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”) and unsecured line of credit.

Debt of the Operating Partnership
A summary of the Operating Partnership’s outstanding consolidated debt as of September 30, 2011 and December 31, 2010 was as follows (dollars in thousands):

			Principal Balance
	Stated Fixed	Effective	September 30,	December 31,
	Interest Rate	Interest Rate	2011	2010	Maturity Date
Mortgage Notes Payable
Ardentech Court (1)	7.25%	5.06%	$—	$4,237	July 1, 2012
Center for Life Science | Boston	7.75%	7.75%	343,031	345,577	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	62,765	64,230	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,402	6,488	September 1, 2012
Road to the Cure (1)	6.70%	5.78%	—	14,696	January 31, 2014
10255 Science Center Drive (1)	7.65%	5.04%	—	10,800	July 1, 2011
Shady Grove Road	5.97%	5.97%	147,000	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	26,655	27,395	June 1, 2012
Sorrento West (2)	7.42%	2.72%	13,043	13,247	November 10, 2011
9865 Towne Centre Drive (1)	7.95%	7.95%	—	17,636	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	865	1,011	May 1, 2015

			599,761	652,317
Unamortized premiums			3,645	5,605

Mortgage notes payable, net			603,406	657,922
Notes due 2026	4.50%	6.45%	19,800	19,800	October 1, 2026
Unamortized discount			—	(278)

Notes due 2026, net (3)			19,800	19,522
Notes due 2030	3.75%	3.75%	180,000	180,000	January 15, 2030

Exchangeable senior notes, net			199,800	199,522
Notes due 2016	3.85%	3.99%	400,000	—	April 15, 2016
Unamortized discount (4)			(2,307)	—

Notes due 2016, net			397,693	—
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Unamortized discount (5)			(2,281)	(2,429)

Notes due 2020, net			247,719	247,571
Unsecured senior notes, net			645,412	247,571
Unsecured line of credit (6)	1.78%	1.78%	216,100	392,450	July 13, 2015

Total consolidated debt			$1,664,718	$1,497,465

(1)
During the nine months ended September 30, 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage notes totaling approximately $47.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive and 9865 Towne Centre Drive properties, prior to their respective maturity dates.

(2)
In October 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage note pertaining to the Sorrento West property, in the amount of approximately $13.0 million, prior to its maturity date.

(3)
As of September 30, 2011 and December 31, 2010, the carrying value of the equity component recognized was approximately $14.0 million. In October 2011, the Operating Partnership repurchased and redeemed in full the outstanding principal amount of the Notes due 2026.

(4)	The unamortized debt discount will be amortized through April 15, 2016, the maturity date of the Notes due 2016.

(5)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

(6)
At September 30, 2011, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $526.1 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $7.8 million).

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
The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2011.
Unsecured Line of Credit
On July 14, 2011, the Operating Partnership entered into an unsecured credit agreement with KeyBank National Association, as administrative agent, and certain other lenders. The unsecured credit agreement provides for available borrowings under a revolving line of credit of $750.0 million and a maturity date of July 13, 2015. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the revolving credit commitments to $1.25 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the revolving line of credit to July 13, 2016 after satisfying certain conditions and paying an extension fee. The revolving line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 205 basis points, depending on the Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 125 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 175 basis points or (c) one month LIBOR plus a spread which ranges from 100 to 205 basis points, in each case, depending on the Company’s credit ratings. In addition, a facility fee is payable on line capacity at an annual rate depending on the Company’s credit rating, which is currently at 35 basis points.
The unsecured credit agreement includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of September 30, 2011. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable.

As of September 30, 2011 principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2011(1)	$34,984
2012	40,478
2013	8,291
2014	339,020
2015	222,353
Thereafter(2)	1,020,535

$1,665,661

(1)	Includes $19.8 million in principal payments of the Notes due 2026 which were repurchased and redeemed in full in October 2011.

(2)	Includes $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.
6. Earnings Per Share of the Parent Company
Through September 30, 2011 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and nine months ended September 30, 2011 and 2010 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and nine months ended September 30, 2011 and 2010, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at September 30, 2011 and 2010 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2011. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2011 and 2010.
Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income available to common stockholders	$4,765	$4,832	$13,933	$13,331
Less: net income allocable and distributions in excess of earnings to participating securities	(278)	(239)	(854)	(615)

Net income attributable to common stockholders — basic	$4,487	$4,593	$13,079	$12,716

Diluted earnings per share:
Net income attributable to common stockholders — basic	$4,487	$4,593	$13,079	$12,716
Add: net income attributable to noncontrolling interests in operating partnership	111	122	318	359

Net income attributable to common stockholders and participating securities	$4,598	$4,715	$13,397	$13,075

Weighted-average common shares outstanding:
Basic	129,872,349	112,910,694	129,834,429	107,003,096
Incremental shares from assumed conversion:
Operating partnership and LTIP units	2,979,979	3,001,250	2,985,259	3,025,644

Diluted	132,852,328	115,911,944	132,819,688	110,028,740

Basic and diluted earnings per share:
Net income per share attributable to common stockholders, basic and diluted	$0.03	$0.04	$0.10	$0.12

7. Earnings Per Unit of the Operating Partnership
Through September 30, 2011 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2011 and 2010 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and nine months ended September 30, 2011 and 2010 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at September 30, 2011 and 2010 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and nine months ended September 30, 2011. No other units were considered anti-dilutive for the three and nine months ended September 30, 2011 and 2010.
Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Basic earnings per unit:
Net income available to unitholders	$4,876	$4,954	$14,251	$13,690
Less: net income allocable and distributions in excess of earnings to participating securities	(290)	(266)	(891)	(686)

Net income attributable to unitholders — basic and diluted	$4,586	$4,688	$13,360	$13,004

Weighted-average units outstanding:
Basic and diluted	132,793,468	115,768,368	132,759,427	109,882,418

Basic and diluted earnings per unit:
Net income per unit attributable to unitholders, basic and diluted:	$0.03	$0.04	$0.10	$0.12

8. Investment in Unconsolidated Partnerships
The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2011 was as follows:

		Company’s	Company’s
		Ownership	Economic
Name	Partner	Interest	Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC(2)	PREI	20%	20%	April 4, 2007
McKellar Court(3)	Quidel Corporation	22%	22%	September 30, 2004

(1)
PREI I LLC owns a portfolio of six properties in Cambridge, Massachusetts comprised of laboratory/office buildings. At September 30, 2011, there were $199.3 million in outstanding borrowings on the PREI joint ventures’ secured acquisition and interim loan facility, with a contractual interest rate of 3.73% (including the applicable credit spread) which matures on February 10, 2012. At maturity, the PREI joint ventures may refinance the secured acquisition and interim loan facility, depending on market conditions and the availability of credit, or they may repay the principal balance through capital contributions of the members. During the three months ended September 30, 2011, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into an agreement with certain lenders to extend the maturity date of its secured construction loan facility, extending the maturity date to August 13, 2013 and decreasing the borrowing capacity to $139.0 million, which required the repayment of approximately $67.0 million by capital contributions of the partners, including the Company’s share of the repayment of approximately $13.4 million. At September 30, 2011, there was $139.0 million in outstanding borrowings on the secured construction loan facility, with a contractual interest rate of 3.23% (including the applicable credit spread).

(2)	The Company’s remaining investment in PREI II LLC (maximum exposure to losses) was approximately $818,000 at September 30, 2011.

(3)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.4 million at September 30, 2011. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures. The Company earned approximately $244,000 and $758,000 in fees for the three and nine months ended September 30, 2011, respectively, and approximately $225,000 and $1.1 million in fees for the three and nine months ended September 30, 2010, respectively, for services provided to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.
The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30,	December 31,
	2011	2010
Assets:
Investments in real estate, net	$604,297	$620,430
Cash and cash equivalents (including restricted cash)	10,150	7,914
Intangible assets, net	11,253	12,303
Other assets	24,161	26,412

Total assets	$649,861	$667,059

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$348,530	$415,933
Other liabilities	17,592	18,101
Members’ equity	283,739	233,025

Total liabilities and equity	$649,861	$667,059

Company’s net investment in unconsolidated partnerships	$67,383	$57,265

The condensed combined statements of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$9,232	$9,967	$28,196	$26,981

Rental operations expenses and real estate taxes	5,971	5,251	16,926	14,531
Depreciation and amortization	4,716	4,166	14,023	10,931
Professional fees	207	399	574	950
Interest expense, net of interest income	3,403	2,997	10,123	8,011

Total expenses	14,297	12,813	41,646	34,423

Net loss	$(5,065)	$(2,846)	$(13,450)	$(7,442)

Company’s equity in net loss of unconsolidated partnerships	$(735)	$(308)	$(1,849)	$(686)

9. Derivatives and Other Financial Instruments
As of September 30, 2011, the Company had deferred interest costs of approximately $50.9 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately eight years.
The following is a summary of the Company’s derivative instruments and their fair-values, which are included in derivative instruments (liability account) or other assets based on their respective balances on the accompanying consolidated balance sheets (in thousands):

	Fair-Value(1)
	September 30,	December 31,
	2011	2010
Interest rate swaps (2)	$—	$(3,826)
Other (3)	13	26

Total derivative instruments	$13	$(3,800)

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)	Two interest rate swaps with an aggregate notional amount of $150.0 million expired on August 1, 2011.

(3)
Includes stock purchase warrants that are recorded as derivative instruments and are reflected in other assets on the accompanying consolidated balance sheets. Changes in the fair-value of the stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company’s use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $12,000 for the nine months ended September 30, 2011, which is included as a component of loss on derivative instruments. The Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the nine months ended September 30, 2011 of approximately $1.0 million.
During the three months ended September 30, 2011, the Company recorded total gain on derivative instruments of $64,000 primarily related to the increase in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above) and changes in the fair-value of other derivative instruments. During the nine months ended September 30, 2011, the Company recorded total loss on derivative instruments of $564,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. During the three and nine months ended September 30, 2010, the Company recorded total losses on derivative instruments of $287,000 and $634,000, respectively, primarily related to the discontinuance of hedge accounting for the Company’s former $250.0 million interest rate swap, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $2.2 million and $8.7 million for the three and nine months ended September 30, 2011, respectively, and $3.5 million and $14.0 million for the three and nine months ended September 30, 2010, respectively, and (2) a gain on derivative instruments of $64,000 for the three months ended September 30, 2011, a loss on derivative instruments of $564,000 for the nine months ended September 30, 2011, and a loss on derivative instruments of $287,000 and $634,000 for the three and nine months ended September 30, 2010, respectively. During the next twelve months, the Company estimates that an additional $7.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, approximately $41,000 and $236,000 for the three and nine months ended September 30, 2011, respectively, and approximately $65,000 and $646,000 for the three and nine months ended September 30, 2010, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.
The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$—	$415	$104	$1,933

The following is a summary of the amount of loss reclassified from accumulated other comprehensive loss to interest expense related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(444)	$(1,676)	$(3,385)	$(8,647)
Forward starting swaps(2)	(1,754)	(1,776)	(5,279)	(5,343)

Total interest rate swaps	$(2,198)	$(3,452)	$(8,664)	$(13,990)

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
The following is a summary of the amount of gain/(loss) recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amount of gain/(loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$80	$(301)	$—	$(245)
Ineffective interest rate swaps	—	—	(544)	(416)

Total interest rate swaps	80	(301)	(544)	(661)
Other derivative instruments	(16)	14	(20)	27

Total gain/(loss) on derivative instruments	$64	$(287)	$(564)	$(634)

10. Fair-Value of Financial Instruments
The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2011 and December 31, 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.
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

At September 30, 2011 and December 31, 2010, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable, net	$691,610	$603,406	$729,561	$657,922
Notes due 2026, net (1)	19,800	19,800	23,244	19,522
Notes due 2030	196,650	180,000	209,128	180,000
Notes due 2016, net	394,016	397,693	—	—
Notes due 2020, net	265,090	247,719	262,950	247,571
Unsecured line of credit	212,530	216,100	388,567	392,450
Derivative instruments (2)	13	13	(3,800)	(3,800)
Available-for-sale securities	1,516	1,516	4,060	4,060

(1)	In October 2011, the Operating Partnership repurchased and redeemed in full the outstanding principal amount of the Notes due 2026.

(2)
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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; reductions in asset valuations and related impairment charges; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the national and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased interest rates and operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to successfully operate acquired properties and operations; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; failure to maintain our investment grade credit ratings with the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania and Seattle.
At September 30, 2011, we owned or had interests in a portfolio with an aggregate of approximately 12.3 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up (our Pacific Industrial Center, Pacific Research Center North and Pacific Research Center South properties), redevelopment (properties that are currently being prepared for their intended use), development (properties that are currently under development through ground up construction) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at September 30, 2011:

				Weighted
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$2,822,146	92	6,920,197	99.3%
Lease up	642,639	32	2,631,489	53.5%

Current operating portfolio	3,464,785	124	9,551,686	90.8%
Long-term lease up	309,062	10	1,389,517	42.9%

Total operating portfolio	3,773,847	134	10,941,203	86.9%

Redevelopment	49,432	9	357,817	55.5%
Unconsolidated partnership portfolio	67,383	7	954,558	53.7%
Development potential	176,233	—	3,667,000	—

Total portfolio	$4,066,895	150	15,920,578

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.

Acquisitions
During the nine months ended September 30, 2011, we acquired 265,000 rentable square feet of laboratory and office space, which was 100.0% leased at acquisition, and undeveloped land which we estimate can support up to approximately 696,000 rentable square feet of laboratory and office space, for $40.5 million:

					Percent
			Rentable		Leased at
Property	Market	Closing Date	Square Feet	Investment	Acquisition
				(In thousands)
1701 / 1711 Research Blvd	Maryland	May 9, 2011	104,743	$17,500	100.0%
450 Kendall Street (Kendall G) (1)	Boston	May 31, 2011	—	5,030	n/a
Ardsley Park	New York / New Jersey	June 23, 2011	160,500	18,000	100.0%

Total / weighted average			265,243	$40,530	100.0%

(1)
Subsequent to quarter end, we anticipate paying $2.9 million for an additional 19,470 square feet of development potential, bringing our aggregate investment to approximately $8.0 million for approximately 53,000 square feet of development potential.

Factors Which May Influence Future Operations
Our long-term corporate strategy is to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2011, our current operating portfolio was 90.8% leased on a weighted average basis to 150 tenants. As of December 31, 2010, our current operating portfolio was 88.6% leased on a weighted average basis to 149 tenants. The increase in the overall leased percentage was due to an increase in leased square feet related to increased leasing activity and a decrease in the total rentable square feet in our current operating portfolio due to the placement of one property into the redevelopment portfolio.
Leases representing less than 0.1% of our leased square footage expire during the fourth quarter of 2011 and leases representing 4.9% of our leased square footage expire during 2012. Our leasing strategy for 2011 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2011 or 2010), new properties (properties that were not owned for each of the three months ended September 30, 2011 and 2010 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$71,845	$71,948	$2,278	$384	$9,700	$637	$2	$2
Tenant recoveries	23,728	22,218	164	111	2,497	166	285	228
Other income	4,507	33	—	—	1	—	(21)	6

Total revenues	$100,080	$94,199	$2,442	$495	$12,198	$803	$266	$236

Rental Revenues. Rental revenues increased $10.8 million to $83.8 million for the three months ended September 30, 2011 compared to $73.0 million for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010, and the commencement of leases.
Tenant Recoveries. Revenues from tenant reimbursements increased $4.0 million to $26.7 million for the three months ended September 30, 2011 compared to $22.7 million for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010, the commencement of new leases, and higher rental operations expenses. Same property tenant recoveries increased $1.5 million, or 6.8%, for the three months ended September 30, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases and higher rental operations expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.3% for the three months ended September 30, 2011 compared to 77.3% for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010 and the commencement of new leases.
Other Income. During the three months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income related to an early lease termination at one of our properties. See a further description of this lease termination below. In addition to the lease termination income, we also recorded a lease settlement with another former tenant for approximately $400,000. Other income for the three months ended September 30, 2010 primarily comprised development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the three months ended September 30, 2011 and 2010 aggregated $4.4 million and $14,000, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$20,331	$18,238	$128	$64	$1,413	$149	$1,300	$1,547
Real estate taxes	9,245	9,264	238	44	1,400	100	—	—
Depreciation and amortization	28,738	27,338	1,125	114	6,432	322	—	—

Total expenses	$58,314	$54,840	$1,491	$222	$9,245	$571	$1,300	$1,547

Rental Operations Expense. Rental operations expense increased $3.2 million to $23.2 million for the three months ended September 30, 2011 compared to $20.0 million for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010 and increases in same property rental operations expense. Same property rental operations expense increased $2.1 million, or 11.5%, for the three months ended September 30, 2011 compared to 2010 primarily due to the commencement of new leases, higher bad debt expense and higher utility costs.
For the three months ended September 30, 2011, we recorded bad debt expense of $1.3 million as compared to net bad debt recoveries of $145,000 for three months ended September 30, 2010. The increase in bad debt expense related to amounts considered uncollectible as a result of a lease termination discussed below during the three months ended September 30, 2011 as compared to the recovery of a previously recorded allowance in 2010.
Real Estate Tax Expense. Real estate tax expense increased $1.5 million to $10.9 million for the three months ended September 30, 2011 compared to $9.4 million for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.5 million to $36.3 million for the three months ended September 30, 2011 compared to $27.8 million for the three months ended September 30, 2010. The increase was primarily due to properties acquired in 2010.
General and Administrative Expenses. General and administrative expenses increased $900,000 to $7.7 million for the three months ended September 30, 2011 compared to $6.8 million for the three months ended September 30, 2010. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses decreased to $136,000 for the three months ended September 30, 2011 compared to $420,000 for the three months ended September 30, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $427,000 to $735,000 for the three months ended September 30, 2011 compared to $308,000 for the three months ended September 30, 2010. The increased loss primarily reflects the commencement of depreciation and ceasing of interest capitalization on a vacant property that was under development in 2010 being placed into service.
Interest Expense. Interest cost incurred for the three months ended September 30, 2011 totaled $25.0 million compared to $22.8 million for three months ended September 30, 2010. Total interest cost incurred increased primarily as a result of the issuance of our Notes due 2016 in March 2011 and increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments and repayment of certain mortgage notes payable. Interest expense increased $1.4 million to $23.0 million for the three months ended September 30, 2011 compared to $21.6 million for the three months ended September 30, 2010. Interest expense increased primarily as the result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Mortgage notes payable	$10,776	$11,838
Amortization of debt premium on mortgage notes payable	(428)	(476)
Amortization of deferred interest costs (see Note 9)	1,754	1,776
Derivative instruments (see Note 9)	444	1,676
Exchangeable senior notes	1,910	1,915
Unsecured senior notes	7,678	3,829
Amortization of debt discount	261	179
Unsecured line of credit	1,435	1,004
Amortization of deferred loan fees	1,125	1,039

Interest cost incurred	24,955	22,780
Capitalized interest	(1,997)	(1,191)

Total interest expense	$22,958	$21,589

Other Expense. Other expenses for the three months ended September 30, 2011 of $3.8 million related to the reclassification from accumulated other comprehensive loss of an unrealized loss, considered to be other-than-temporary, related to investments in available-for-sale securities in two publicly traded companies. See the lease termination section below for further discussion.
Gain/(Loss) on Derivative Instruments. The gain on derivative instruments for the three months ended September 30, 2011 of $64,000 was primarily related to an increase in our variable-rate indebtedness during the period resulting in other comprehensive income being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. The loss on derivative instruments for the three months ended September 30, 2010 of $287,000 was primarily related to a reduction in our variable-rate indebtedness during the period, resulting in other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps.

Loss on Extinguishment of Debt. During the three months ended September 30, 2011, we voluntarily prepaid in full the outstanding 7.95% mortgage note totaling approximately $17.5 million pertaining to the 9865 Towne Centre Drive property, prior to its maturity date. The prepayment resulted in the recognition of a loss on extinguishment of debt of approximately $521,000 (representing a prepayment penalty and the write-off of deferred loan fees). During the three months ended September 30, 2010, we repurchased $2.1 million face value of our Notes due 2026 at 100.3% of par. The repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $22,000 (representing the write-off of deferred loan fees and unamortized debt discount).
Lease termination. During the three months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income, which has been recorded as other income, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $700,000. The net impact of this lease termination for the three months ended September 30, 2011 increased net income by approximately $2.4 million. In addition, as described above, other expense includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities of which approximately $3.6 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the three months ended September 30, 2011 reduced net income by $1.2 million.
Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010
The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development and new properties), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2011 or 2010), new properties (properties that were not owned for each of the nine months ended September 30, 2011 and 2010 and were not under redevelopment/development), and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$209,170	$211,965	$3,247	$639	$33,055	$3,341	$5	$5
Tenant recoveries	66,803	62,408	347	155	7,997	660	929	600
Other income	5,785	188	1	1	2	—	(13)	1,439

Total revenues	$281,758	$274,561	$3,595	$795	$41,054	$4,001	$921	$2,044

Rental Revenues. Rental revenues increased $29.5 million to $245.5 million for the nine months ended September 30, 2011 compared to $216.0 million for the nine months ended September 30, 2010. The increase was primarily due to properties acquired in 2010. Same property rental revenues decreased $2.8 million, or 1.3%, for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in same property rental revenues was primarily due to decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, and the full amortization of below-market intangible assets in 2010, partially offset by the commencement of new leases in 2011 and 2010.
Tenant Recoveries. Revenues from tenant reimbursements increased $12.3 million to $76.1 million for the nine months ended September 30, 2011 compared to $63.8 million for the nine months ended September 30, 2010. The increase was primarily due to properties acquired in 2010, the commencement of new leases, and higher rental operations expenses. Same property tenant recoveries increased $4.4 million, or 7.0%, for the nine months ended September 30, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases and higher rental operations expenses.
The percentage of recoverable expenses recovered at our properties increased to 78.6% for the nine months ended September 30, 2011 compared to 78.1% for the nine months ended September 30, 2010. The increase in the recovery percentage in the current period is primarily due to properties acquired in 2010 and the commencement of new leases.

Other Income. During the nine months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income related to an early lease termination at one of our properties. See a further description of this lease termination below. In addition to the lease termination income, we also recorded a lease settlement with another former tenant for approximately $400,000. Other income for the nine months ended September 30, 2010 primarily comprised realized gains from the sale of equity investments of $865,000 and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the nine months ended September 30, 2011 and 2010 aggregated $5.3 million and $86,000, respectively.
The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

			Redevelopment/Development
	Same Properties		Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$56,019	$50,509	$648	$198	$4,494	$326	$3,689	$3,893
Real estate taxes	26,533	26,171	575	250	4,794	411	—	—
Depreciation and amortization	80,044	80,362	3,462	1,167	22,413	1,630	—	—

Total expenses	$162,596	$157,042	$4,685	$1,615	$31,701	$2,367	$3,689	$3,893

Rental Operations Expense. Rental operations expense increased $10.0 million to $64.9 million for the nine months ended September 30, 2011 compared to $54.9 million for the nine months ended September 30, 2010. The increase was primarily due to properties acquired in 2010 and increases in same property rental operations expense. Same property rental operations expense increased $5.5 million, or 10.9%, for the nine months ended September 30, 2011 compared to 2010 primarily due to the commencement of new leases, higher bad debt expense and higher utility costs.
For the nine months ended September 30, 2011 and 2010, the Company recorded bad debt expense of $2.2 million and $108,000, respectively. The increase in bad debt expense related to increased amounts considered uncollectible as a result of a lease termination (see discussion of this lease termination below), expected nonpayment and renegotiation of unpaid tenant receivables at one of our properties and increases in allowances due to uncertainty of collectibility of receivable balances for the nine months ended September 30, 2011 as compared to the same period in 2010. As of September 30, 2011, we have fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that have not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.
Real Estate Tax Expense. Real estate tax expense increased $5.1 million to $31.9 million for the nine months ended September 30, 2011 compared to $26.8 million for the nine months ended September 30, 2010. The increase was primarily due to properties acquired in 2010. Same property real estate tax expense increased $362,000, or 1.4%, for the nine months ended September 30, 2011 compared to 2010 due to a value reassessment at one of our properties.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $22.7 million to $105.9 million for the nine months ended September 30, 2011 compared to $83.2 million for the nine months ended September 30, 2010. The increase was primarily due to properties acquired in 2010.
General and Administrative Expenses. General and administrative expenses increased $2.3 million to $21.8 million for the nine months ended September 30, 2011 compared to $19.5 million for the nine months ended September 30, 2010. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses decreased $1.6 million to $789,000 for the nine months ended September 30, 2011 compared to $2.4 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $1.1 million to $1.8 million for the nine months ended September 30, 2011 compared to $686,000 for the nine months ended September 30, 2010. The increased loss primarily reflects the commencement of depreciation and ceasing of interest capitalization on a vacant property that was under development in 2010 being placed into service.

Interest Expense. Interest cost incurred for the nine months ended September 30, 2011 totaled $73.0 million compared to $68.9 million for the nine months ended September 30, 2010. Total interest cost incurred increased primarily as a result of the issuance of our unsecured senior notes and increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments. Interest expense increased $3.0 million to $67.7 million for the nine months ended September 30, 2011 compared to $64.7 million for the nine months ended September 30, 2010. Interest expense increased primarily as the result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Mortgage notes payable	$33,284	$35,539
Amortization of debt premium on mortgage notes payable	(1,352)	(1,418)
Amortization of deferred interest costs (see Note 9)	5,279	5,343
Derivative instruments (see Note 9)	3,385	8,647
Secured term loan	—	1,392
Exchangeable senior notes	5,731	6,011
Unsecured senior notes	19,227	6,466
Amortization of debt discount	659	563
Unsecured line of credit	3,489	3,089
Amortization of deferred loan fees	3,336	3,223

Interest cost incurred	73,038	68,855
Capitalized interest	(5,308)	(4,136)

Total interest expense	$67,730	$64,719

Other Expense. Other expenses for the nine months ended September 30, 2011 of $4.6 million related to the reclassification from accumulated other comprehensive loss of an unrealized loss, considered to be other-than-temporary, related to investments in available-for-sale securities in two publicly traded companies. See the lease termination section below for further discussion.
Loss on Derivative Instruments. The losses on derivative instruments of $564,000 and $634,000 for the nine months ended September 30, 2011 and 2010, respectively, were primarily related to a reduction in our variable-rate indebtedness during the respective periods resulting in other comprehensive loss being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps.
Loss on Extinguishment of Debt. During the nine months ended September 30, 2011, we voluntarily prepaid in full the outstanding mortgage notes totaling approximately $47.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive and 9865 Towne Centre Drive properties, prior to their maturity dates. The prepayments resulted in the recognition of a loss on extinguishment of debt of approximately $814,000 (representing a prepayment penalty and the write-off of deferred loan fees partially offset by the write off of unamortized debt premium). During the nine months ended September 30, 2010, we repurchased $26.4 million face value of our Notes due 2026. The repurchases resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the prepayment of $250.0 million of the outstanding borrowings on our secured term loan.
Lease termination. During the nine months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income, which has been recorded as other income, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $700,000. The net impact of this lease termination for the nine months ended September 30, 2011 increased net income by approximately $2.4 million. In addition, as described above, other expense includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities of which approximately $3.6 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the nine months ended September 30, 2011 reduced net income by $1.2 million.

Cash Flows
Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

	2011	2010	Change
	(In thousands)
Net cash provided by operating activities	$135,043	$102,914	$32,129
Net cash used in investing activities	(178,366)	(319,532)	141,166
Net cash provided by financing activities	38,207	217,383	(179,176)
Ending cash and cash equivalents balance	16,351	20,687	(4,336)
Net cash provided by operating activities increased $32.1 million to $135.0 million for the nine months ended September 30, 2011 compared to $102.9 million for the nine months ended September 30, 2010. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.
Net cash used in investing activities decreased $141.1 million to $178.4 million for the nine months ended September 30, 2011 compared to $319.5 million for the nine months ended September 30, 2010. The decrease reflects reduced acquisition activity during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.
Net cash provided by financing activities decreased $179.2 million to $38.2 million for the nine months ended September 30, 2011 compared to $217.4 million for the nine months ended September 30, 2010. The decrease primarily reflects reduced financing requirements due to reduced acquisition activity during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The proceeds from the issuance of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.
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

Our FFO available to common shares and OP units and a reconciliation to net income for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share data) was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income available to the common stockholders	$4,765	$4,832	$13,933	$13,331
Adjustments:
Noncontrolling interests in operating partnership(1)	111	122	318	359
Interest expense on Notes due 2030(2)	1,688	1,681	5,063	4,875
Depreciation and amortization — unconsolidated partnerships	945	835	2,810	2,192
Depreciation and amortization — consolidated entities	36,295	27,774	105,919	83,159
Depreciation and amortization — allocable to noncontrolling interest of consolidated joint ventures	(26)	(24)	(77)	(67)

Funds from operations available to common shares and units — diluted	$43,778	$35,220	$127,966	$103,849

Funds from operations per share — diluted	$0.30	$0.28	$0.89	$0.86

Weighted-average common shares and units outstanding — diluted(2)	144,260,059	127,053,959	144,261,742	121,191,848

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. The three and nine months ended September 30, 2011 include 10,017,858 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method. The three and nine months ended September 30, 2010 include 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, respectively. The three and nine months ended September 30, 2011 include 1,389,873 and 1,424,196 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively. The three and nine months ended September 30, 2010 include 1,227,939 and 1,249,032 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

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
As of September 30, 2011, the Company owned an approximate 97.8% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.2% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2011 were as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$15,184	$40,478	$8,291	$339,020	$6,253	$190,535	$599,761
Unsecured line of credit	—	—	—	—	216,100	—	216,100
Notes due 2026	19,800	—	—	—	—	—	19,800
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	—	400,000	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000

Total consolidated indebtedness	34,984	40,478	8,291	339,020	222,353	1,020,535	1,665,661
Share of unconsolidated indebtedness:
Secured acquisition loan facility	—	39,855	—	—	—	—	39,855
Secured construction loan	—	—	27,795	—	—	—	27,795

Total share of unconsolidated indebtedness	—	39,855	27,795	—	—	—	67,650

Total indebtedness	$34,984	$80,333	$36,086	$339,020	$222,353	$1,020,535	$1,733,311

During the nine months ended September 30, 2011, we voluntarily prepaid in full the outstanding mortgage notes totaling approximately $47.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive and 9865 Towne Centre Drive properties, prior to their respective maturity dates. In October 2011, we voluntarily prepaid in full the outstanding mortgage note pertaining to the Sorrento West property, in the amount of approximately $13.0 million, prior to its maturity date. Additional consolidated mortgage note maturities through 2012 include mortgages on our 6828 Nancy Ridge Drive and Sidney Street properties, with outstanding balances of $6.4 million and $26.7 million, respectively, as of September 30, 2011.
In August 2011, we completed the repurchase of 1,280,000 shares of our Parent Company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000.
In October 2011, we voluntarily repurchased and redeemed in full the remaining principal amount of the Notes due 2026.
Our $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of September 30, 2011.
The terms of the indentures governing the Notes due 2016 and Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2011.
The credit agreement governing our unsecured line of credit includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of September 30, 2011.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At September 30, 2011, we have entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $90.2 million related to tenant improvements, leasing commissions and construction-related capital expenditures.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. In July 2011, we entered into a new unsecured line of credit which has a maturity date of July 13, 2015, which may be extended to July 13, 2016 at our sole discretion, after satisfying certain conditions and paying an extension fee based on the then current facility commitment (see Note 5 in the Notes to the Consolidated Financial Statements contained elsewhere herein). The secured acquisition and interim loan facility has a maturity date of February 10, 2012. At maturity, we may refinance the loan, depending on market conditions and the availability of credit, or we may repay the principal balance of the secured acquisition and interim loan facility. During the three months ended September 30, 2011, a wholly owned subsidiary of our joint venture with PREI I LLC entered into an agreement with certain lenders to extend the maturity date of its secured construction loan facility, extending the maturity date to August 13, 2013 and decreasing the borrowing capacity to $139.0 million, which required the repayment of approximately $67.0 million by capital contributions of the partners, including our share of the repayment of approximately $13.4 million. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan. In addition, we have an investment grade rating which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
On March 30, 2011, we issued $400.0 million aggregate principal amount of our Notes due 2016. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
BioMed Realty Trust, Inc.’s total capitalization at September 30, 2011 was approximately $4.1 billion and comprised the following:

		Aggregate
		Principal
	Shares/Units at	Amount or
	September 30,	Dollar Value	Percent of Total
	2011	Equivalent	Capitalization
	(In thousands)
Debt:
Mortgage notes payable(1)		$599,761	14.7%
Notes due 2026(2)		19,800	0.5%
Notes due 2030		180,000	4.4%
Notes due 2016(3)		400,000	9.8%
Notes due 2020(4)		250,000	6.1%
Unsecured line of credit		216,100	5.3%

Total debt		1,665,661	40.8%
Equity:
Common shares, operating partnership and LTIP units outstanding(5)	134,245,081	2,224,441	54.4%
7.375% Series A Preferred shares outstanding(6)	7,920,000	198,000	4.8%

Total capital		2,422,441	59.2%

Total capitalization		$4,088,102	100.0%

(1)	Amount excludes debt premiums of $3.6 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	In October 2011, we voluntarily repurchased and redeemed in full the remaining principal amount outstanding of our Notes due 2026.

(3)	Amount excludes a debt discount of $2.3 million.

(4)	Amount excludes a debt discount of $2.3 million.

(5)
Aggregate principal amount based on the market closing price of the common stock of our Parent Company of $16.57 per share on the last trading day of the quarter (September 30, 2011). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At September 30, 2011, 131,265,102 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(6)	Based on the liquidation preference of $25.00 per share of our Parent Company’s 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At September 30, 2011, the ratio of debt to total asset book value was approximately 41.3%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016 and Notes due 2020 and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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
Off-Balance Sheet Arrangements
As of September 30, 2011, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties primarily located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.5 million and $14.7 million and the liabilities were $10.5 million and $10.5 million at September 30, 2011 and December 31, 2010, respectively. Our equity in net income of the McKellar Court partnership was $230,000 and $232,000 for the three months ended September 30, 2011 and 2010, respectively, and $684,000 and $740,000 for the nine months ended September 30, 2011 and 2010, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $635.4 million and $652.3 million at September 30, 2011 and December 31, 2010, respectively, and the liabilities were $355.6 million and $423.6 million at September 30, 2011 and December 31, 2010, respectively. Our equity in net loss of the PREI joint ventures was $965,000 and $540,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

We have been the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
	Ownership	Interest	September 30,	December 31,
Name	Percentage	Rate(2)	2011	2010	Maturity Date
PREI I LLC and PREI II LLC(3)	20%	3.7%	$39,855	$40,650	February 10, 2012
PREI I LLC(4)	20%	3.2%	27,795	40,481	August 13, 2013

Total			$67,650	$81,131

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of September 30, 2011.

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

(4)
Amount represents our proportionate share of a secured construction loan, which bears interest at a LIBOR-indexed variable rate. The secured construction loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. During the three months ended September 30, 2011, the wholly owned subsidiary of PREI I LLC entered into an agreement with certain lenders of its secured construction loan facility, extending the maturity date to August 13, 2013 and decreasing the borrowing capacity to $139.0 million. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured construction loan.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2011:

			Dividend	Dividend
Quarter Ended	Date Declared	Date Paid	per Common Share	per Preferred Share
March 31, 2009	March 16, 2009	April 15, 2009	$0.33500	$0.46094
June 30, 2009	June 15, 2009	July 15, 2009	0.11000	0.46094
September 30, 2009	September 15, 2009	October 15, 2009	0.11000	0.46094
December 31, 2009	December 15, 2009	January 15, 2010	0.14000	0.46094
March 31, 2010	March 15, 2010	April 15, 2010	0.14000	0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.15000	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.17000	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.17000	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.20000	0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.20000	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.20000	0.46094
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
As of September 30, 2011, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance(1)	Total Debt	September 30, 2011
Fixed interest rate(2)	$1,448,618	87.0%	5.56%
Variable interest rate(3)	216,100	13.0%	1.78%

Total/weighted-average effective interest rate	$1,664,718	100.0%	5.07%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes seven mortgage notes payable secured by certain of our properties (including $3.6 million of unamortized premium), our Notes due 2026, our Notes due 2030, our Notes due 2020 (including $2.3 million of unamortized debt discount), and our Notes due 2016 (including $2.3 million of unamortized debt discount).

(3)	Includes our unsecured line of credit, which bears interest based on a LIBOR-indexed variable interest rate, plus a credit spread.
To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to the debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2011, the fair-value of the fixed-rate debt was estimated to be $1.6 billion compared to the net carrying value of $1.4 billion (includes $3.6 million of unamortized debt premium, $2.3 million of unamortized debt discount associated with our Notes due 2020, and $2.3 million of unamortized debt discount associated with our Notes due 2016). At September 30, 2011, the fair-value of the variable-rate debt was estimated to be $212.5 million compared to the net carrying value of $216.1 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2011 in relation to total assets of $4.0 billion and equity market capitalization of $2.4 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the outstanding balances of our consolidated indebtedness at September 30, 2011, a 1% change in interest rates would change our interest expense by approximately $2.2 million per year. Based on the outstanding unhedged balances of our proportionate share of the outstanding balance for the PREI joint ventures’ secured loan and secured construction loan at September 30, 2011, a 1% change in interest rates would change our interest costs included in our equity in net loss of unconsolidated partnerships by approximately $677,000 per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

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
During the three months ended September 30, 2011, our Parent Company issued an aggregate of 5,500 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the three months ended September 30, 2011, the operating partnership issued an aggregate of 5,500 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement.
The following table presents information regarding repurchases of Series A preferred stock by our Parent Company during the quarter ended September 30, 2011.

Total Number of
			Shares Purchased as	Maximum Dollar
			Part of Publicly	Value of Shares that
	Total Number of	Average Price Paid	Announced Plans or	May Yet Be Purchased
Period	Shares Purchased	Per Share	Programs	Under the Program
July 1, 2011 – July 31, 2011	—	—	—	—
August 1, 2011 – August 31, 2011 (1)	1,280,000	$24.30	—	—
September 1, 2011 – September 30, 2011	—	—	—	—

Total	1,280,000	$24.30	—	—

(1)	Repurchased through a privately negotiated transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Unsecured Credit Agreement, dated as of July 14, 2011, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.2	Form of Line Note under Unsecured Credit Agreement.(1)

10.3	Form of Competitive Bid Note under Unsecured Credit Agreement.(1)

10.4	Form of Swing Loan Note under Unsecured Credit Agreement.(1)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

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

BIOMED REALTY TRUST, INC.	BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD Alan D. Gold	/s/ ALAN D. GOLD Alan D. Gold
Chairman of the Board and	Chairman of the Board and
Chief Executive Officer	Chief Executive Officer
(Principal Executive Officer)	(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN Greg N. Lubushkin	/s/ GREG N. LUBUSHKIN Greg N. Lubushkin
Chief Financial Officer	Chief Financial Officer
(Principal Financial Officer)	(Principal Financial Officer)

Dated: November 2, 2011	Dated: November 2, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Unsecured Credit Agreement, dated as of July 14, 2011, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.2	Form of Line Note under Unsecured Credit Agreement.(1)

10.3	Form of Competitive Bid Note under Unsecured Credit Agreement.(1)

10.4	Form of Swing Loan Note under Unsecured Credit Agreement.(1)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.