Form 10-K
period 2011-12-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2012-02-09
CIK 1289236, 1301932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 1-32261 (BioMed Realty Trust, Inc.)

000-54089 (BioMed Realty, L.P.)

BIOMED REALTY TRUST, INC.

BIOMED REALTY, L.P.

(Exact name of registrant as specified in its charter)

20-1142292 (BioMed Realty Trust, Inc.)
Maryland	20-1320636 (BioMed Realty, L.P.)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17190 Bernardo Center Drive
San Diego, California	92128
(Address of Principal Executive Offices)	(Zip Code)

(858) 485-9840

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
BioMed Realty Trust, Inc.	Common Stock, $0.01 Par Value	New York Stock Exchange
BioMed Realty Trust, Inc.	7.375% Series A Cumulative Redeemable Preferred Stock, $0.01 Par Value	New York Stock Exchange
BioMed Realty, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

BioMed Realty Trust, Inc.	None
BioMed Realty, L.P.	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

BioMed Realty Trust, Inc.	Yes ☒ No ☐
BioMed Realty, L.P.	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

BioMed Realty Trust, Inc.	Yes ☐ No ☒
BioMed Realty, L.P.	Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

BioMed Realty Trust, Inc.	Yes ☒ No ☐
BioMed Realty, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

BioMed Realty Trust, Inc.	Yes ☒ No ☐
BioMed Realty, L.P.	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

BioMed Realty Trust, Inc.:

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

BioMed Realty, L.P.:

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BioMed Realty Trust, Inc.	Yes ☐ No ☒
BioMed Realty, L.P.	Yes ☐ No ☒

The aggregate market value of the 130,145,213 shares of common stock of BioMed Realty Trust, Inc. held by non-affiliates of the registrant was $2,503,993,898 based upon the last reported sale price of $19.24 per share on the New York Stock Exchange on June 30, 2011, the last business day of its most recently completed second quarter.

The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of February 9, 2012 was 154,223,155.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of BioMed Realty Trust, Inc.’s Proxy Statement with respect to its 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2011 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.

BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of December 31, 2011, BioMed Realty Trust, Inc. owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of BioMed Realty Trust, Inc. and those of BioMed Realty, L.P. The operating partnership and long term incentive plan units in BioMed Realty, L.P. that are not owned by BioMed Realty Trust, Inc. are accounted for as partners’ capital in BioMed Realty, L.P.’s financial statements and as noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements. The noncontrolling interests in BioMed Realty, L.P.’s financial statements include the interests of joint venture partners. The noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements include the same noncontrolling interests at the BioMed Realty, L.P. level as well as the limited partnership unitholders of BioMed Realty, L.P., not including BioMed Realty Trust, Inc. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the BioMed Realty Trust, Inc. and BioMed Realty, L.P. levels.

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

To help investors understand the significant differences between our company and our operating partnership, this report presents the following separate sections for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P.:

•	consolidated financial statements,

•	the following notes to the consolidated financial statements:

•	Equity / Partners’ Capital,

•	Debt, and

•	Earnings Per Share / Unit,

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FORM 10-K—ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,

•	our dependence on significant tenants,

•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,

•	general economic conditions, including downturns in the national and local economies,

•	volatility in financial and securities markets,

•	defaults on or non-renewal of leases by tenants,

•	our inability to compete effectively,

•	increased interest rates and operating costs,

•	our inability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	our failure to successfully operate acquired properties and operations,

•	reductions in asset valuations and related impairment charges,

•	the loss of services of one or more of our executive officers,

•	BioMed Realty Trust, Inc.’s failure to qualify or continue to qualify as a REIT,

•	our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	the effects of earthquakes and other natural disasters,

•	lack of or insufficient amounts of insurance, and

•	changes in real estate, zoning and other laws and increases in real property tax rates.

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

General

We own, acquire, develop, redevelop, lease and manage laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania and Seattle. BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership, were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing BioMed Realty Trust, Inc.’s initial public offering. BioMed Realty Trust, Inc. operates as a REIT for federal income tax purposes. BioMed Realty, L.P. is the entity through which BioMed Realty Trust, Inc. conducts its business and owns its assets. At December 31, 2011, we owned or had interests in properties comprising approximately 12.4 million rentable square feet.

Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 8, 2012, we had 166 employees.

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

2011 Highlights

Leasing

During 2011, we executed 87 leasing transactions representing approximately 1.6 million square feet, including 52 new leases totaling approximately 1.1 million square feet and 35 leases amended to extend their terms, totaling approximately 540,500 square feet. Significant transactions included:

	September 30,	September 30,	September 30,
Property	Market	Tenant	Square Feet
New Leases
301 Binney Street	Boston	Ironwood Pharmaceuticals, Inc.	52,000
301 Binney Street	Boston	Living Proof, Inc.	20,000
Center for Life Science | Boston	Boston	Harvard University	31,000
Center for Life Science | Boston	Boston	Pfizer, Inc	17,000
Coolidge Avenue	Boston	Blend Therapeutics, Inc.	20,000
Vassar Street	Boston	BIND Biosciences, Inc.	33,000
Vassar Street	Boston	Epizyme, Inc.	18,000
Vassar Street	Boston	Sun Catalytix, Inc.	10,000
Bridgeview Technology Park I	San Francisco	BioNovo, Inc.	61,000
Industrial Road	San Francisco	Intrexon Corporation	27,000
Pacific Research Center South	San Francisco	Logitech, Inc.	264,000
3545-3575 John Hopkins Court	San Diego	aTyr Pharma, Inc.	17,000
Sorrento Plaza	San Diego	Halozyme, Inc.	30,000
1701 / 1711 Research Boulevard	Maryland	Meso Scale Diagnostics	105,000

	September 30,	September 30,	September 30,
Property	Market	Tenant	Square Feet
Ardsley Park	New York/New Jersey	Acorda Therapeutics, Inc.	138,000
Landmark at Eastview	New York/New Jersey	Psychogenics, Inc.	33,000
Landmark at Eastview	New York/New Jersey	Regeneron Pharmaceuticals, Inc.	40,000
530 Fairview Avenue	Seattle	NanoString Technologies, Inc.	19,000

Renewals, Amendments or Extensions
21 Erie Street	Boston	Vertex Pharmaceuticals Incorporated	21,000
Forbes Boulevard	San Francisco	JFC International, Inc.	121,000
Gateway Business Park	San Francisco	Federal Express Corporation	50,000
Gateway Business Park	San Francisco	Genentech, Inc.	19,000
11388 Sorrento Valley Road	San Diego	Halozyme, Inc.	28,000
Waples Street	San Diego	Amira Pharmaceuticals, Inc.	28,000
55 / 65 West Watkins Mill Road	Maryland	MedImmune, LLC	40,000
Landmark at Eastview	New York/New Jersey	MPM Silicones, LLC	64,000
530 Fairview Avenue	Seattle	NanoString Technologies, Inc.	18,000
Patriot Drive	University Related — Other	Nextreme Thermal Solutions, Inc.	14,000

Acquisitions

During 2011, we acquired approximately 1.0 million rentable square feet of laboratory and office space, which was 85% leased at acquisition on a weighted-average basis, and approximately 700,000 square feet of development potential for approximately $398.2 million:

	September 30,	September 30,	September 30,	September 30,
Property	Market	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
1701 / 1711 Research Blvd	Maryland	104,743	$17,500	100.0%
450 Kendall Street (Kendall G)	Boston	—	8,229	n/a
Ardsley Park	New York / New Jersey	160,500	18,000	100.0%
Wateridge Circle	San Diego	106,490	46,500	100.0%
Rogers Street Properties (2)	Boston	601,695	308,000	75.7%

Total / weighted average		973,428	$398,229	85.0%

(1)	Rentable square feet at time of acquisition.

(2)

We acquired the remaining 80% interest in 320 Bent Street (comprising 184,405 square foot of laboratory and office space), 301 Binney Street (comprising 417,290 square feet of laboratory and office space), 301 Binney Street Garage (a 503 stall garage), and Kendall Crossing Apartments (a 37 unit apartment building) from Prudential Real Estate Investors, or PREI. We previously acquired a 20% interest in these properties in April 2007 concurrent with a joint venture we entered into with PREI. See Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein for more information.

Financings

Significant capital raising activities during 2011 included the following:

•	March 2011: Issued $400.0 million aggregate principal amount of 3.85% Unsecured Senior Notes due 2016.

•

July 2011: Entered into a new, expanded $750.0 million unsecured line of credit, replacing the previous unsecured line of credit, with interest paid on drawings under the new line of credit set at LIBOR plus 155 basis points, subject to adjustments based on changes in our credit ratings.

•

August 2011: Extended the maturity date to August 2013 for the construction loan secured by the 650 East Kendall Street property, which is owned through the company’s joint venture with a fund managed by PREI.

•	November 2011: Raised net proceeds of $399.6 million through the follow-on public offering of 22,562,922 shares of common stock.

Other financing transactions during 2011 included the following:

•	Paid off approximately $60.2 million in mortgage notes with a weighted average interest rate of 7.43%.

•

August 2011: Repurchased 1,280,000 shares of the company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000, or $0.20 per share.

•	October 2011: Repurchased and redeemed in full the remaining principal balance of $19.8 million of the company’s Exchangeable Senior Notes due 2026, or the Notes due 2026.

Dividends

During 2011, we declared aggregate dividends on BioMed Realty Trust, Inc.’s common stock of $0.80 per common share, representing a 27% increase over common stock dividends declared in 2010, and aggregate dividends on BioMed Realty Trust, Inc.’s Series A preferred stock of $1.84376 per preferred share.

Distributions

During 2011, we declared aggregate distributions on BioMed Realty, L.P.’s operating partnership units and long-term incentive plan units (individually referred to as “LTIP units” and collectively with the operating partnership units referred to as “OP units”) of $0.80 per OP unit, representing a 27% increase over aggregate distributions for OP units declared in 2010, and aggregate distributions on BioMed Realty, L.P.’s Series A preferred units of $1.84376 per preferred unit.

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

Target Markets

Our target markets—Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, Seattle and research parks near or adjacent to universities—have emerged as the primary hubs for research, development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research, personnel and capital to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.

Positive Life Science Industry Trends

We expect continued long-term growth in the life science industry due to several factors:

•

the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•

the high level of research and development expenditures, as represented by a Pharmaceutical Research and Manufacturers of America (PhRMA) survey indicating that research and development spending by U.S. pharmaceutical research and biotechnology companies climbed to a record $67.4 billion in 2010, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.

We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.

Experienced Management

We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Alan D. Gold, our company’s Chief Executive Officer and Chairman, has acquired, developed, financed, owned, leased or managed in excess of $5.7 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.

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

Federal asbestos regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the actual or potential presence of asbestos-containing materials, or ACMs, in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors—Risks Related to the Real Estate Industry—We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.

Federal, state and local environmental laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and other pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Some of our tenants, particularly those in the biotechnology, life sciences and technology manufacturing industries, routinely handle hazardous substances and wastes as part of their operations at our properties, including acetonitrile, alcohol, ammonia, argon, batteries, carbon dioxide, chemical solvents, cryogenic gases, dichlorophenol, diesel fuel for emergency generators, fluorine, hydrocarbons, hydrogen, medical waste, methane, naturalyte acid, neon, nitrogen, nitrous oxide, oxygen, radioactive material and tetrahydrofuran. Many of these compounds and materials are used in the experiments, clinical trials, research and development and light manufacturing efforts conducted by our tenants. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors—Risks Related to the Real Estate Industry—We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.

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

Insurance

We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court property in San Diego and 9911 Belward Campus Drive and Shady Grove Road properties in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors—Risks Related to the Real Estate Industry—Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.

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

ITEM IA. RISK FACTORS

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

As of December 31, 2011, we had 170 tenants in our portfolio of 12.4 million square feet. Our largest tenant, Human Genome Sciences, Inc., represented 11.4% of our annualized base rent, and 9.2% of our total leased rentable square footage as of December 31, 2011. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

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

The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full. During the years ended December 31, 2011 and 2010, we incurred approximately $191,000 and $0, respectively, of rental operations expense related to early lease terminations and tenant receivables that were deemed to be uncollectible due to tenants that filed for bankruptcy at the time of lease termination or shortly thereafter.

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

Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Alan D. Gold, our Chairman and Chief Executive Officer, R. Kent Griffin, Jr., our President and Chief Operating Officer, Greg N. Lubushkin, our Chief Financial Officer, Gary A. Kreitzer, our Executive Vice President and General Counsel, and Matthew G. McDevitt, our Executive Vice President, Real Estate. Among the reasons that Messrs. Gold, Griffin, Lubushkin, Kreitzer and McDevitt are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We do not have employment agreements with any of our executive officers.

We may not be successful in acquiring and integrating properties that meet our investment criteria, which may impede our growth.

In addition to properties consisting of 2.3 million rentable square feet of laboratory and office space we acquired in connection with our initial public offering in August 2004, as of December 31, 2011, we had acquired or had acquired an interest in properties consisting of an additional 10.1 million rentable square feet of laboratory and office space (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. Changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction. We also may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit, which may be necessary or desirable to fund property acquisitions. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties. If we fail to successfully acquire new properties or integrate them into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.

The geographic concentration of our properties in Boston, California and Maryland makes our business particularly vulnerable to adverse conditions affecting these markets.

As of December 31, 2011, our Boston properties represented 34.2% of our annualized base rent and 23.4% of our total leased square footage. As of December 31, 2011, our California properties located in San Francisco and San Diego represented 31.9% of our annualized base rent and 37.9% of our total leased square footage. As of December 31, 2011, our Maryland properties represented 14.8% of our annualized base rent and 15.0% of our total leased square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, California and Maryland, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our 14 properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the 24 properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.

Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.

In our formation transactions, Messrs. Gold and Kreitzer and certain other individuals contributed properties to our operating partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold and Kreitzer and the other contributors of those assets would suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify Messrs. Gold and Kreitzer and one other contributor against such adverse tax consequences for a period of ten years. This indemnification will help those contributors to preserve their tax positions after their contributions. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt, some of which must be property specific, that these three contributors can guarantee in order to defer any taxable gain they may incur if our operating partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During the indemnification period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.

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

We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the ongoing challenges facing the U.S. economy), indicate potential impairment may exist. We base our review on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Although we generally plan to own and operate our existing portfolio of properties over the long term, our ability and/or our intent with regard to the operation of our properties may change to dictate an earlier sale date, and an impairment loss may be recognized in connection with such a proposed sale to reduce the property to the lower of the carrying amount or fair-value less costs to sell. Such impairment charges could be material, and could adversely affect our financial condition, results of operations and per share trading price of BioMed Realty Trust, Inc.’s common stock and preferred stock.

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

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.

These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate.

Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.

We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance, covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, 9911 Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.

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

Environmental laws also govern the presence, maintenance and removal of ACMs and may impose fines and penalties, including orders prohibiting the use of the affected property by us or our tenants, if we fail to comply with these requirements. Failure to comply with these laws, or even the presence of ACMs, may expose us to third-party liability. Some of our properties contain ACMs, and we could be liable for such fines or penalties, as described above in “Item 1. Business — Regulation — Environmental Matters.”

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

•

One or more lenders under our $750.0 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

As of December 31, 2011, we had outstanding mortgage indebtedness of $584.6 million, excluding $3.3 million of debt premium; $180.0 million of outstanding aggregate principal amount of the Exchangeable Senior Notes due 2030, or the Notes due 2030; $400.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2016, or the Notes due 2016, excluding $2.2 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2020, or the Notes due 2020, excluding $2.2 million of debt discount; $268.0 million in outstanding borrowings under our $750.0 million unsecured line of credit; and $27.8 million of borrowings under a secured loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2011, the principal payments due for our consolidated indebtedness were $40.5 million in 2012, $8.3 million in 2013 and $339.0 million in 2014. Principal payments due for our consolidated indebtedness that mature in 2012 include mortgages secured by our 6828 Nancy Ridge Drive and Sidney Street properties and in 2014 include a mortgage secured by our Center for Life Science | Boston property. Given current economic conditions including, but not limited to, the ongoing challenges impacting the global financial system, we may be unable to refinance these obligations when due, which may negatively affect our ability to conduct operations.

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

Interest we pay could reduce cash available for payments with respect to distributions. Additionally, if we incur variable rate debt, including borrowings under our $750.0 million unsecured line of credit, to the extent not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make payments with respect to distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

The terms governing our unsecured line of credit, Notes due 2016 and Notes due 2020 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.

The terms of our unsecured line of credit impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The indentures governing the Notes due 2016 and the Notes due 2020 also contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.

The covenants relating to our unsecured line of credit, Notes due 2016 and Notes due 2020 may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our credit agreement governing our unsecured line of credit and the indentures governing the Notes due 2016 and the Notes due 2020 may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.

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

In order to maintain BioMed Realty Trust, Inc.’s qualification as a REIT and to avoid incurring a nondeductible excise tax, we are required, among other things, to distribute annually at least 90% of BioMed Realty Trust, Inc.’s REIT taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of BioMed Realty Trust, Inc.’s net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions,

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price per share of BioMed Realty Trust, Inc.’s common stock or preferred stock.

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

The stock market has experienced continuing significant price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of BioMed Realty Trust, Inc.’s common stock or preferred stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of BioMed Realty Trust, Inc.’s common stock or preferred stock.

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

In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of BioMed Realty Trust, Inc.’s common stock and the annual distribution rate on BioMed Realty, L.P.’s OP units to $0.44 per share or unit, starting in the second quarter of 2009. We subsequently increased these rates to $0.56 per share or unit, starting in the fourth quarter of 2009, to $0.60 per share or unit, starting in the second quarter of 2010, to $0.68 per share or unit, starting in the third quarter of 2010, and to $0.80 per share or unit, starting in the first quarter of 2011. The decision to declare and pay dividends on shares of BioMed Realty Trust, Inc.’s common stock or distributions to BioMed Realty, L.P.’s OP units in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of BioMed Realty Trust, Inc.’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.

The number of shares of BioMed Realty Trust, Inc.’s common stock available for future sale could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.

We cannot predict whether future issuances of shares of BioMed Realty Trust, Inc.’s common stock or the availability of shares for resale in the open market will decrease the market price per share of BioMed Realty Trust, Inc.’s common stock. As of December 31, 2011, 154,101,482 shares of BioMed Realty Trust, Inc.’s common stock were issued and outstanding, as well as BioMed Realty L.P.’s operating partnership units and LTIP units which may be exchanged for 2,593,538 and 386,441 shares of BioMed Realty Trust, Inc.’s common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2011. In addition, as of December 31, 2011, we had reserved an additional 2,039,029 shares of common stock for future issuance under our incentive award plan, and 10,017,858 shares potentially issuable upon exchange of the Notes due 2030 (based on the exchange rate as of December 31, 2011). Sales of substantial amounts of shares of BioMed Realty Trust, Inc.’s common stock in the public market, or upon exchange of operating partnership units, LTIP units, or the Notes due 2030, or the perception that such sales might occur, could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.

Furthermore, under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On September 4, 2009, we filed such an automatic shelf registration statement, as amended, which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Any of the following could have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock:

•	the exchange of operating partnership units, LTIP units or the Notes due 2030,

•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,

•	additional issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of BioMed Realty Trust, Inc.’s common stock.

Additionally, the existence of operating partnership units, LTIP units or the Notes due 2030 and shares of BioMed Realty Trust, Inc.’s common stock reserved for issuance upon exchange of operating partnership units, LTIP units or the Notes due 2030 and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of BioMed Realty Trust, Inc.’s common stock may be dilutive to existing stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Existing Portfolio

At December 31, 2011, we owned or had interests in a portfolio with an aggregate of approximately 12.4 million rentable square feet.

The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up properties (our Pacific Industrial Center, Pacific Research Center North and Pacific Research Center South properties), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Gross Book Value	Buildings	Rentable Square Feet	Weighted Average Leased (1)
	(In thousands)
Stabilized	$2,894,818	97	7,026,962	99.3%
Lease up	954,149	34	3,234,394	62.6%

Current operating portfolio	3,848,967	131	10,261,356	90.2%
Long-term lease up	314,196	10	1,389,517	50.4%

Total operating portfolio	4,163,163	141	11,650,873	87.2%

Redevelopment	59,442	9	357,817	54.1%
Unconsolidated partnership portfolio	33,389	3	352,863	20.6%
Development potential	180,116	—	3,667,000	—

Total portfolio	$4,436,110	153	16,028,553

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.

Our total portfolio by market at December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Current (1)			Expiration (2)
Market	Leased Square Feet	Annualized Base Rent	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq Ft	Annualized Base Rent	Percent of Annualized Base Rent	Annualized Base Rent per Leased Sq Ft
		(In thousands)			(In thousands)
Boston	2,362,369	$131,394	34.2%	$55.62	$139,425	31.1%	$59.02
San Francisco	1,955,680	61,686	16.1%	31.54	76,228	17.0%	38.98
San Diego	1,861,633	60,630	15.8%	32.57	74,261	16.5%	39.89
Maryland	1,512,126	56,985	14.8%	37.69	72,885	16.2%	48.20
New York / New Jersey	1,220,702	40,460	10.5%	33.14	50,273	11.2%	41.18
Pennsylvania	642,380	14,552	3.8%	22.65	15,816	3.5%	24.62
Seattle	161,079	7,527	2.0%	46.73	8,373	1.9%	51.98
University Related—Other	359,890	10,629	2.8%	29.53	11,505	2.6%	31.97

Total portfolio / weighted average	10,075,859	$383,863	100.0%	$38.10	$448,766	100.0%	$44.54

(1)

Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.

(2)	Annualized base rent at expiration is the monthly contractual rent as of date of expiration of the applicable lease (not including any extension option(s)), multiplied by 12 months.

Properties we owned, or had an ownership interest in, at December 31, 2011 were as follows:

	September 30,	September 30,
Property	Rentable Square Feet	Percent Leased
Boston
Albany Street	75,003	100.0%
320 Bent Street	184,405	78.8%
301 Binney Street	417,290	74.4%
301 Binney Street Garage	503 Stalls	99.0%
Center for Life Science | Boston	704,159	97.9%
Charles Street	47,912	100.0%
Coolidge Avenue	37,684	86.5%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	100.0%
Fresh Pond Research Park	90,702	18.1%
500 Kendall Street (Kendall D)	349,325	98.5%
675 W. Kendall Street (Kendall A)	302,919	98.7%
Kendall Crossing Apartments	37 Apts.	100.0%
Sidney Street	191,904	100.0%
Vassar Street	60,845	100.0%
San Francisco
Ardentech Court	55,588	100.0%

	September 30,	September 30,
Property	Rentable Square Feet	Percent Leased
Ardenwood Venture (1)	72,500	55.2%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	87.6%
Bridgeview Technology Park II	50,400	57.0%
Dumbarton Circle	44,000	100.0%
Forbes Boulevard	240,000	50.4%
Gateway Business Park	284,013	99.7%
Industrial Road	171,344	100.0%
Kaiser Drive	87,953	56.8%
Pacific Industrial Center	305,026	—
Pacific Research Center North	661,245	50.4%
Pacific Research Center South	423,246	62.3%
Science Center at Oyster Point	204,887	100.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
4570 Executive Drive	125,219	100.0%
4775 / 4785 Executive Drive	62,896	—
Faraday Avenue	28,704	100.0%
Gazelle Court	176,000	100.0%
3525 John Hopkins Court	48,306	100.0%
3545-3575 John Hopkins Court	72,192	74.5%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6828 Nancy Ridge Drive	42,138	100.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	63.8%
San Diego Science Center	105,364	80.6%
10240 Science Center Drive	49,347	100.0%
10255 Science Center Drive	53,740	100.0%
Sorrento Plaza	31,184	100.0%
Sorrento Valley Boulevard	54,924	100.0%
11388 Sorrento Valley Road	35,940	100.0%
Sorrento West	164,074	99.8%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	100.0%
Wateridge Circle	106,490	100.0%
Maryland
Beckley Street	77,225	100.0%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
9704 Medical Center Drive	122,600	100.0%
9708-9714 Medical Center Drive (2)	92,574	—
1701 / 1711 Research Blvd (2)	104,743	100.0%
Shady Grove Road	635,058	100.0%

	September 30,	September 30,
Property	Rentable Square Feet	Percent Leased
Tributary Street	91,592	100.0%
50 West Watkins Mill Road	57,410	100.0%
55 / 65 West Watkins Mill Road	82,405	100.0%
New York / New Jersey
Ardsley Park (2)	160,500	100.0%
Graphics Drive	72,300	64.2%
Landmark at Eastview	763,218	85.6%
Landmark at Eastview II	360,520	100.0%
One Research Way	49,421	—
Pennsylvania
Eisenhower Road	27,750	100.0%
George Patterson Boulevard	71,500	100.0%
King of Prussia	374,387	100.0%
Phoenixville Pike	104,400	86.7%
Spring Mill Drive	76,561	87.4%
900 Uniqema Boulevard (3)	11,293	100.0%
1000 Uniqema Boulevard (3)	59,821	—
Seattle
Elliott Avenue	154,341	—
500 Fairview Avenue	22,213	100.0%
530 Fairview Avenue	96,188	80.2%
Monte Villa Parkway	51,000	37.5%
217th Place	67,799	62.9%
University Related—Other
Paramount Parkway (4)	61,603	100.0%
Patriot Drive (5)	48,394	82.0%
Trade Centre Avenue (6)	78,023	100.0%
Walnut Street (7)	149,984	100.0%
Weston Parkway (8)	30,589	100.0%

Total Consolidated Portfolio / Weighted-Average	12,008,690	83.3%
Unconsolidated Portfolio:
McKellar Court (9)	72,863	100.0%
650 E. Kendall Street (Kendall B) (10)	280,000	—
350 E. Kendall Street Garage (Kendall F) (10)	1,409 Stalls	100.0%

Total Portfolio / Weighted-Average	12,361,553	81.5%

(1)	We own an 87.5% membership interest in the limited liability company that owns this property.

(2)	The property was under redevelopment at December 31, 2011.

(3)	Located in New Castle, Delaware.

(4)	Located in Morrisville, North Carolina.

(5)	Located in Durham, North Carolina.

(6)	Located in Longmont, Colorado.

(7)	Located in Boulder, Colorado.

(8)	Located in Cary, North Carolina.

(9)

We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows. The property is located in San Diego, California.

(10)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

Tenant Information

As of December 31, 2011, our consolidated and unconsolidated properties were leased to 174 tenants, and we estimate that 85% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Tenant	Leased Square Feet	Annualized Base Rent Current (1)	Annualized Base Rent per Leased Sq Ft Current	Percent of Annualized Base Rent Current Total Portfolio	Lease Expiration
		(In thousands)
Human Genome Sciences, Inc.	924,970	$43,611	$47.15	11.4%	June 2026
Vertex Pharmaceuticals Incorporated (2)	685,286	33,704	49.18	8.8%	Multiple
Elan Pharmaceuticals, Inc. (3)	414,430	26,915	64.94	7.0%	Multiple
Beth Israel Deaconess Medical Center, Inc.	362,364	25,543	70.49	6.7%	July 2023
Regeneron Pharmaceuticals, Inc.	552,612	23,236	42.05	6.1%	July 2024
Sanofi (4)	418,003	19,469	46.58	5.1%	Multiple
Ironwood Pharmaceuticals, Inc.	210,259	10,758	51.17	2.8%	February 2016
Merck & Co., Inc. (5)	214,946	10,386	48.32	2.7%	Multiple
Children’s Hospital Corporation	150,215	9,401	62.58	2.4%	May 2023
Janssen Biotech, Inc. (Johnson & Johnson)	374,387	8,743	23.35	2.3%	April 2014

Total / weighted average (6)	4,307,472	$211,766	$49.16	55.3%

(1)

Based on current annualized base rent. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months.

(2)	81,204 square feet expire October 2013, 292,758 square feet expire January 2016, 20,608 square feet expire May 2017, and 290,716 square feet expire May 2018.

(3)

138,963 square feet expire December 2012, 15,482 square feet expire January 2013, 55,098 square feet expire December 2014, 115,888 square feet expire April 2024, and 88,999 square feet expire February 2025.

(4)	343,000 square feet expire August 2018 and 75,003 square feet expire October 2018.

(5)

This tenant guarantees rent on 39,053 square feet leased at Landmark at Eastview and 30,589 square feet leased at Weston Parkway. 39,053 square feet expire July 2012, 30,589 square feet expire January 2014 and 145,304 square feet expire September 2016.

(6)	Without regard to any early lease terminations and/or renewal options.

Lease Terms

Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. From time to time, we offer rent concessions to new tenants, including periods of free rent or contractual rent discounted from prevailing market rates. Any decision to offer a rent concession, however, is made on a case-by-case basis after taking into account factors such as anticipated lease terms, general and local market conditions, local practices and tenant characteristics. Approximately 99.4% of current annualized base rent at December 31, 2011 was earned from triple-net leases. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

ITEM 3. LEGAL PROCEEDINGS

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (BIOMED REALTY TRUST, INC.)

BioMed Realty Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 8, 2012, the reported closing sale price per share for BioMed Realty Trust, Inc.’s common stock on the NYSE was $19.28 and there were approximately 267 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

	September 30,	September 30,	September 30,	September 30,
Period	High	Low	Last	Cash Dividend per Common Share
First Quarter 2010	$17.88	$13.36	$16.54	$0.14
Second Quarter 2010	$19.50	$15.04	$16.09	$0.15
Third Quarter 2010	$19.25	$14.79	$17.92	$0.17
Fourth Quarter 2010	$19.50	$16.64	$18.65	$0.17
First Quarter 2011	$19.19	$16.72	$19.02	$0.20
Second Quarter 2011	$20.86	$18.14	$19.24	$0.20
Third Quarter 2011	$21.03	$14.94	$16.57	$0.20
Fourth Quarter 2011	$18.95	$15.44	$18.08	$0.20

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty, L.P.)

There is no established public trading market for BioMed Realty, L.P.’s OP units. As of February 8, 2012, there were 19 holders of record of BioMed Realty, L.P.’s OP units, including BioMed Realty Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to BioMed Realty, L.P.’s OP units for the periods indicated.

September 30,
Period	Cash Distribution per Unit
First Quarter 2010	$0.14
Second Quarter 2010	$0.15
Third Quarter 2010	$0.17
Fourth Quarter 2010	$0.17
First Quarter 2011	$0.20
Second Quarter 2011	$0.20
Third Quarter 2011	$0.20
Fourth Quarter 2011	$0.20

As of December 31, 2011, there were 156,695,020 operating partnership units and 386,441 LTIP units outstanding, and (1) there were no operating partnership units subject to outstanding options or warrants to purchase, (2) there were no securities convertible into BioMed Realty, L.P.’s operating partnership units and (3) there were no operating partnership units that have been, or are proposed to be, publicly offered by us. As of December 31, 2011, there were 133,661,318 operating partnership units which could be sold pursuant to Rule 144 under the Securities Act, subject to other restrictions on transfer in the securities laws or in BioMed Realty, L.P.’s partnership agreement. Currently, pursuant to the terms of BioMed Realty, L.P.’s partnership agreement, any transfer of OP units by the limited partners, except to us, as general partner, to an affiliate of the transferring limited partner, to other original limited partners, to immediate family members of the transferring limited partner, to a trust for the benefit of a charitable beneficiary, or to a lending institution as collateral for a bona fide loan, subject to specified limitations, will be subject to a right of first refusal by us and must be made only to “accredited investors” as defined under Rule 501 of the Securities Act.

We intend to continue to declare quarterly distributions on BioMed Realty, L.P.’s OP units and BioMed Realty Trust, Inc.’s common stock. The actual amount and timing of future distributions will be at the discretion of BioMed Realty Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facility and the indentures governing the Notes due 2016 and Notes due 2020 contain financial covenants which may limit our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s common stockholders. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility, or the indentures governing the Notes due 2016 and Notes due 2020. However, there can be no assurances in that regard.

Sales of Unregistered Equity Securities

During 2011, BioMed Realty, L.P. issued operating partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below:

During the year ended December 31, 2011, BioMed Realty Trust, Inc. issued, net of forfeitures, an aggregate of 470,780 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by BioMed Realty Trust, Inc. in connection with such an award, BioMed Realty, L.P. issued a restricted operating partnership unit to BioMed Realty Trust, Inc. During the year ended December 31, 2011, BioMed Realty, L.P. issued, net of forfeitures, an aggregate of 470,780 restricted operating partnership units to BioMed Realty Trust, Inc., as required by BioMed Realty, L.P.’s partnership agreement.

On November 17, 2011, BioMed Realty Trust, Inc. sold 22,562,922 shares of its common stock in an underwritten public offering. BioMed Realty Trust, Inc. contributed the net proceeds from this offering of approximately $399.6 million, after deducting the underwriter’s discount and commissions and offering expenses, to BioMed Realty, L.P. in exchange for 22,562,922 operating partnership units. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to our shelf registration statement on Form S-3 (File No. 333-161751).

Stock Performance Graph

The following graph shows a comparison from December 31, 2006 to December 31, 2011 of cumulative total shareholder return, calculated on a dividend reinvested basis, for BioMed Realty Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of BioMed Realty Trust, Inc.’s common stock, the S&P 500 and the Industry Index on December 31, 2006. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

BIOMED REALTY TRUST, INC.

(Dollars in thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Income:
Revenues:
Total revenues	$439,699	$386,437	$361,166	$301,973	$266,109

Expenses:
Rental operations	128,809	112,438	104,824	84,729	71,142
Depreciation and amortization	142,681	115,355	109,620	84,227	72,202
General and administrative	30,966	25,901	22,455	22,659	21,474
Acquisition related expenses	1,099	3,053	464	175	396

Total expenses	303,555	256,747	237,363	191,790	165,214

Income from operations	136,144	129,690	123,803	110,183	100,895
Equity in net loss of unconsolidated partnerships	(2,489)	(1,645)	(2,390)	(1,200)	(893)
Interest expense, net	(89,181)	(86,073)	(64,690)	(40,687)	(27,796)
Other (expense)/income	(1,760)	(2,658)	3,467	(5,165)	—

Income from continuing operations	42,714	39,314	60,190	63,131	72,206
Income from discontinued operations before gain on sale of assets	—	—	—	—	639
Gain on sale of real estate assets	—	—	—	—	1,087

Income from discontinued operations	—	—	—	—	1,726

Net income	42,714	39,314	60,190	63,131	73,932
Net income attributable to noncontrolling interests	(525)	(498)	(1,468)	(2,077)	(2,531)

Net income attributable to the Company	42,189	38,816	58,722	61,054	71,401
Preferred stock dividends	(16,033)	(16,963)	(16,963)	(16,963)	(16,868)
Cost on redemption of preferred stock	(165)	—	—	—	—

Net income available to common stockholders	$25,991	$21,853	$41,759	$44,091	$54,533

Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.19	$0.19	$0.45	$0.61	$0.81
Diluted earnings per share	$0.19	$0.19	$0.45	$0.61	$0.80
Net income per share available to common stockholders:
Basic earnings per share	$0.19	$0.19	$0.45	$0.61	$0.83
Diluted earnings per share	$0.19	$0.19	$0.45	$0.61	$0.83
Weighted-average common shares outstanding:
Basic	132,625,915	112,698,704	91,011,123	71,684,244	65,303,204
Diluted	135,609,843	115,718,199	91,851,002	75,408,153	68,738,694

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
Cash dividends declared per common share	$0.80	$0.63	$0.70	$1.34	$1.24
Cash dividends declared per preferred share	$1.84	$1.84	$1.84	$1.84	$1.83
Balance Sheet Data (at period end):
Investments in real estate, net	$3,950,246	$3,536,114	$2,971,767	$2,960,429	$2,807,599
Total assets	4,428,545	3,959,754	3,283,274	3,229,314	3,058,631
Total indebtedness	1,681,425	1,497,465	1,361,805	1,341,099	1,489,585
Total liabilities	1,816,349	1,646,858	1,459,342	1,591,365	1,641,850
Total equity	2,612,196	2,312,896	1,823,932	1,637,949	1,416,781
Other Data:
Cash flows from/(used in):
Operating activities	175,031	161,895	144,128	115,046	114,965
Investing activities	(604,331)	(710,986)	(156,666)	(218,661)	(409,301)
Financing activities	424,244	550,636	11,038	111,558	282,151

BIOMED REALTY, L.P.

(Dollars in thousands, except unit data)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Income:
Revenues:
Total revenues	$439,699	$386,437	$361,166	$301,973	$266,109

Expenses:
Rental operations	128,809	112,438	104,824	84,729	71,142
Depreciation and amortization	142,681	115,355	109,620	84,227	72,202
General and administrative	30,966	25,901	22,455	22,659	21,474
Acquisition related expenses	1,099	3,053	464	175	396

Total expenses	303,555	256,747	237,363	191,790	165,214

Income from operations	136,144	129,690	123,803	110,183	100,895
Equity in net loss of unconsolidated partnerships	(2,489)	(1,645)	(2,390)	(1,200)	(893)
Interest expense, net	(89,181)	(86,073)	(64,690)	(40,687)	(27,796)
Other (expense)/income	(1,760)	(2,658)	3,467	(5,165)	—

Income from continuing operations	42,714	39,314	60,190	63,131	72,206
Income from discontinued operations before gain on sale of assets	—	—	—	—	639
Gain on sale of real estate assets	—	—	—	—	1,087

Income from discontinued operations	—	—	—	—	1,726

Net income	42,714	39,314	60,190	63,131	73,932
Net income/(loss) attributable to noncontrolling interests	44	48	64	9	(45)

Net income attributable to the operating partnership	42,758	39,362	60,254	63,140	73,887
Preferred unit dividends	(16,033)	(16,963)	(16,963)	(16,963)	(16,868)
Cost on redemption of preferred units	(165)	—	—	—	—

Net income available to the operating partnership	$26,560	$22,399	$43,291	$46,177	$57,019

Income from continuing operations attributable to unitholders:
Basic earnings per unit	$0.19	$0.19	$0.45	$0.61	$0.80
Diluted earnings per unit	$0.19	$0.19	$0.45	$0.61	$0.80
Net income per unit attributable to unitholders:
Basic earnings per unit	$0.19	$0.19	$0.45	$0.61	$0.83
Diluted earnings per unit	$0.19	$0.19	$0.45	$0.61	$0.83
Weighted-average units outstanding:
Basic	135,549,934	115,572,569	94,005,382	74,753,230	68,219,557
Diluted	135,549,934	115,572,569	94,005,382	75,408,153	68,738,694
Cash distributions declared per unit	$0.80	$0.63	$0.70	$1.34	$1.24
Cash distributions declared per preferred unit	$1.84	$1.84	$1.84	$1.84	$1.83
Balance Sheet Data (at period end):
Investments in real estate, net	$3,950,246	$3,536,114	$2,971,767	$2,960,429	$2,807,599
Total assets	4,428,545	3,959,754	3,283,274	3,229,314	3,058,631
Total indebtedness	1,681,425	1,497,465	1,361,805	1,341,099	1,489,585
Total liabilities	1,816,349	1,646,858	1,459,342	1,591,365	1,641,850
Total capital	2,612,196	2,312,896	1,823,932	1,637,949	1,416,781
Other Data:
Cash flows from/(used in):
Operating activities	175,031	161,895	144,128	115,046	114,965
Investing activities	(604,331)	(710,986)	(156,666)	(218,661)	(409,301)
Financing activities	424,244	550,636	11,038	111,558	282,151

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

Overview

As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner, which may be referred to herein as the “operating partnership.” BioMed Realty Trust, Inc. conducts its business and owns its assets through the operating partnership and operates as a fully integrated, self-administered and self-managed REIT. The operating partnership is focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania, and Seattle.

We were formed on April 30, 2004 and completed BioMed Realty Trust, Inc.’s initial public offering on August 11, 2004.

At December 31, 2011, we owned or had interests in a portfolio with an aggregate of approximately 12.4 million rentable square feet.

Factors Which May Influence Future Operations

Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2011, our current consolidated operating portfolio was 90.2% leased on a weighted average basis to 170 tenants. As of December 31, 2010, our current consolidated operating portfolio was 88.6% leased on a weighted average basis to 149 tenants. The increase in the overall leased percentage was due to an increase in leased square feet related to increased leasing activity. Our current operating portfolio increased by approximately 745,000 rentable square feet, or 7.8%, and total leased square footage increased by approximately 1.1 million square feet, or 12.6%, during the same period.

Leases representing approximately 5.2% of our leased square footage expire during 2012 and leases representing approximately 5.7% of our leased square footage expire during 2013. Our leasing strategy for 2012 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit.

As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair-value and such loss could be material.

Redevelopment/Development Properties

We are actively engaged in the redevelopment and development of certain properties in our portfolio. We believe that these activities will ultimately result in a return on our additional investment once the redevelopment and development activities have been completed and the properties are leased. However, redevelopment and development activities involve inherent risks and assumptions relating to our ability to fully lease the properties. Our objective is to have these properties fully leased upon completion of the construction activities. However, our ability to fully lease the properties may be adversely affected by changing market conditions, including periods of economic slowdown or recession, rising interest rates, declining demand for life science office and laboratory space, local oversupply of real estate assets, or competition from others, any of which may diminish our opportunities for leasing the property on favorable terms or at all. In addition, we may fail to retain tenants that have leased our properties, or may face significant monetary penalties, if we do not complete the construction of these properties in a timely manner or to the tenants’ specifications. Further, our competitors with greater resources may have more flexibility than we do in their ability to offer rental concessions to attract tenants to their properties, which could put pressure on our ability to attract tenants at rental rates that will provide an expected return on our additional investment in these properties. As a result, we may be unable to fully lease some of our redevelopment/development properties in a timely manner upon the completion of major construction activities.

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

The following summarizes our consolidated properties under redevelopment at December 31, 2011:

	September 30,	September 30,	September 30,
Property	Current Rentable Square Feet	Percent Leased	Estimated In-Service Date(1)
Redevelopment
9708-9714 Medical Center Drive	92,574	—	Q1 2013
Ardsley Park	160,500	100.0%	Q2 2012
1701 / 1711 Research Blvd	104,743	100.0%	Q2 2013

Total/Weighted-Average	357,817	74.1%

(1)

Our estimate of the time in which redevelopment will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities. We currently estimate that we will invest up to an additional $35.1 million before the redevelopment of these properties is substantially complete.

Lease Expirations

The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2011. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

	September 30,	September 30,	September 30,	September 30,	September 30,
Year of Lease Expiration	Leased Square Feet	Percent of Leased Square Feet	Current Annualized Base Rent	Percent of Current Annualized Base Rent	Current Annualized Base Rent per Leased Square Feet
			(In thousands)
Month-to-month	25,999	0.3%	$820	0.2%	$31.54
2012	527,434	5.2%	23,511	6.2%	44.58
2013	572,267	5.7%	13,433	3.5%	23.47
2014	786,974	7.8%	21,839	5.7%	27.75
2015	469,196	4.7%	15,335	4.0%	32.68
2016	1,408,277	14.0%	54,595	14.2%	38.77
2017	206,491	2.0%	6,313	1.6%	30.57
2018	1,189,141	11.8%	52,732	13.7%	44.34
2019	290,589	2.9%	8,942	2.3%	30.77
2020	400,771	4.0%	16,273	4.2%	40.60
2021	583,390	5.8%	13,948	3.6%	23.91
Thereafter	3,615,330	35.8%	156,122	40.8%	43.18

Total Portfolio / Weighted Average	10,075,859	100.0%	$383,863	100.0%	$38.10

The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets of Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania and Seattle and research parks near or adjacent to universities. We cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

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

When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair-value and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair-value.

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

Investments in Partnerships and Limited Liability Companies

We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have determined that we are the primary beneficiary in six VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements.

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2011.

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

Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). We formally document the hedging relationships for all derivative instruments, have historically accounted for our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

Results of Operations

The following is a comparison, for the years ended December 31, 2011 and 2010 and for the years ended December 31, 2010 and 2009, of the consolidated operating results of BioMed Realty Trust, Inc. (including the operating results of BioMed Realty, L.P.).

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The following table sets forth the basis for presenting the historical financial information for same properties (all properties except redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2011 or 2010), new properties (properties that were not owned for each of the full years ended December 31, 2011 and 2010 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures), in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Same Properties		Redevelopment/ Development Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental	$279,330	$282,023	$5,281	$1,023	$45,998	$12,054	$7	$7
Tenant recoveries	89,244	83,901	705	246	11,180	2,351	1,173	905
Other income	6,692	2,470	2	2	2	—	85	1,455

Total revenues	$375,266	$368,394	$5,988	$1,271	$57,180	$14,405	$1,265	$2,367

Rental Revenues. Rental revenues increased $35.5 million to $330.6 million for the year ended December 31, 2011 compared to $295.1 million for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010, and the commencement of leases.

Tenant Recoveries. Revenues from tenant reimbursements increased $14.9 million to $102.3 million for the year ended December 31, 2011 compared to $87.4 million for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010, the commencement of new leases, and higher rental operations expenses. Same property tenant recoveries increased $5.3 million, or 6.4%, for the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of the commencement of new leases and higher rental operations expenses.

The percentage of recoverable expenses recovered at our properties increased to 79.4% for the year ended December 31, 2011 compared to 77.7% for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010 and the commencement of new leases.

Other Income. During the year ended December 31, 2011, we recorded approximately $4.1 million in lease termination income related to an early lease termination at one of our properties as described in more detail below in the section “Lease Termination.” Other income for the year ended December 31, 2010 primarily comprised proceeds related to a tenant bankruptcy of approximately $1.4 million, consideration received related to an early lease termination of approximately $790,000, realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the years ended December 31, 2011 and 2010 aggregated $6.2 million and $2.3 million, respectively.

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Same Properties		Redevelopment/ Development Properties		New Properties		Corporate
	2011	2010	2011	2010	2011	2010	2011	2010
Rental operations	$108,804	$104,010	$1,877	$691	$12,992	$2,734	$5,136	$5,003
Depreciation and amortization	106,686	106,399	4,868	1,769	31,126	7,187	—	—

Total expenses	$215,490	$210,409	$6,745	$2,460	$44,118	$9,921	$5,136	$5,003

Rental Operations Expense. Rental operations expense increased $16.4 million to $128.8 million for the year ended December 31, 2011 compared to $112.4 million for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010 and increases in same property rental operations expense. Same property rental operations expense increased $4.8 million, or 4.6%, for the year ended December 31, 2011 compared to 2010 primarily due to the commencement of new leases, higher bad debt expense and higher utility costs.

For the year ended December 31, 2011, we recorded bad debt expense of $2.3 million as compared to $1.8 million for the year ended December 31, 2010. The increase in bad debt expense related to amounts considered uncollectible as a result of a lease termination during the year ended December 31, 2011.

As of December 31, 2011, we had fully reserved tenant receivables (both accounts receivable and straight-line rents) for certain tenants that had not terminated their leases. Such tenants may be paying some or all of their rent on a current basis, but recoverability of some or all past due receivable balances is not considered probable.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $27.3 million to $142.7 million for the year ended December 31, 2011 compared to $115.4 million for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010.

General and Administrative Expenses. General and administrative expenses increased $5.1 million to $31.0 million for the year ended December 31, 2011 compared to $25.9 million for the year ended December 31, 2010. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.

Acquisition Related Expenses. Acquisition related expenses decreased to $1.1 million for the year ended December 31, 2011 compared to $3.1 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.

Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships increased $844,000 to $2.5 million for the year ended December 31, 2011 compared to $1.6 million for the year ended December 31, 2010. The increased loss primarily reflects the commencement of depreciation and cessation of interest capitalization on a vacant property that was under development in 2010 and subsequently placed into service.

Interest Expense, Net. Interest cost incurred for the year ended December 31, 2011 totaled $96.7 million compared to $91.5 million for the year ended December 31, 2010. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2011 and increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments and repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $3.1 million to $89.2 million for the year ended December 31, 2011 compared to $86.1 million for the year ended December 31, 2010. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by an increase in capitalized interest.

Interest expense, net consisted of the following (in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Mortgage notes payable	$43,803	$47,371
Amortization of debt premium on mortgage notes payable	(1,678)	(1,939)
Amortization of deferred interest costs (see Note 9)	7,027	7,114
Derivative instruments (see Note 9)	3,385	10,343
Secured term loan	—	1,391
Exchangeable senior notes	7,429	7,921
Unsecured senior notes	26,905	10,293
Amortization of debt discount on notes	829	701
Unsecured line of credit	4,694	4,018
Amortization of deferred loan fees	4,355	4,302

Interest cost incurred	96,749	91,515
Capitalized interest	(7,568)	(5,442)

Total interest expense, net	$89,181	$86,073

Other Expense. Other expenses consisted of the following (in thousands):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Loss on extinguishment of debt	$(763)	$(2,205)
Gain on revaluation of acquired unconsolidated partnerships	4,679	—
Other-than-temporary impairment of marketable securities	(5,132)	—
Loss on derivative instruments	(544)	(453)

Total other expense	$(1,760)	$(2,658)

During the year ended December 31, 2011, we repaid in full outstanding mortgage notes totaling approximately $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties. This resulted in the recognition of a loss on extinguishment of debt representing prepayment penalties and the write-off of deferred loan fees, partially offset by the write-off of unamortized debt premium. During the year ended December 31, 2010, we repurchased $26.4 million face value of our Notes due 2026. This repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the voluntary prepayment in full of $250.0 million in outstanding borrowings under our secured term loan.

The gain on revaluation of acquired unconsolidated partnerships resulted from our acquisition of the remaining 80% ownership of the Rogers Street assets from our PREI joint venture in December 2011. Significant declines in the value of investments in available-for-sale securities in two publicly traded companies we considered other-than-temporary resulted in the reclassification of an unrealized loss from other comprehensive income. The loss on derivative instruments in both 2011 and 2010 reflects hedging ineffectiveness associated with certain interest rate derivative contracts.

Lease Termination. During the year ended December 31, 2011, we recorded approximately $4.1 million in lease termination income, which has been recorded as other income, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $712,000. The net impact of this lease termination for the year ended December 31, 2011 increased net income by approximately $2.4 million. In addition, as described above, other expense includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities of which approximately $4.1 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the year ended December 31, 2011 reduced net income by $1.7 million.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Same Properties		Redevelopment/ Development Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental	$209,152	$214,187	$72,891	$55,713	$13,057	$—	$7	$1
Tenant recoveries	54,918	56,034	28,983	20,622	2,597	—	905	750
Other income	1,655	11,125	817	8	—	—	1,455	2,726

Total revenues	$265,725	$281,346	$102,691	$76,343	$15,654	$—	$2,367	$3,477

Rental Revenues. Rental revenues increased $25.2 million to $295.1 million for the year ended December 31, 2010 compared to $269.9 million for the year ended December 31, 2009. The increase was primarily due to properties acquired in 2010. Same property rental revenues decreased $5.0 million, or 2.4%, for the year ended December 31, 2010 compared to the same period in 2009. The decrease in same property rental revenues was primarily due to decreases in lease rates related to lease extensions at certain properties (which had the effect of decreasing rental revenue recognized on a straight-line basis), lease expirations, and the full amortization of below-market intangible assets in 2010, partially offset by the commencement of new leases at certain properties in 2010.

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

The percentage of recoverable expenses recovered at our properties increased to 77.7% for the year ended December 31, 2010 compared to 73.8% for the year ended December 31, 2009. The increase in the recovery percentage was primarily due to properties acquired in 2010 and the commencement of new leases.

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

The following table shows operating expenses for same properties, redevelopment/development properties, new properties, and corporate entities, in thousands:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Same Properties		Redevelopment/ Development Properties		New Properties		Corporate
	2010	2009	2010	2009	2010	2009	2010	2009
Rental operations	$66,780	$69,853	$37,666	$30,093	$2,988	$—	$5,004	$4,878
Depreciation and amortization	68,076	79,316	39,787	30,304	7,492	—	—	—

Total expenses	$134,856	$149,169	$77,453	$60,397	$10,480	$—	$5,004	$4,878

Rental Operations Expense. Rental operations expense increased $7.6 million to $112.4 million for the year ended December 31, 2010 compared to $104.8 million for the year ended December 31, 2009. The increase was primarily due to properties that were under redevelopment or development for which partial revenue recognition commenced during 2009 and 2010 (principally at our Center for Life Science | Boston, Pacific Research Center, and Landmark at Eastview properties) and properties acquired in 2010, partially offset by a decrease in bad debt expense. For the years ended December 31, 2010 and 2009, we recorded bad debt expense of $1.8 million and $6.3 million, respectively. The decrease in bad debt expense was primarily due to amounts deemed to be uncollectible as a result of a higher number of tenant bankruptcies (totaling $0 and approximately $534,000 of bad debt expense for the years ended December 31, 2010 and 2009, respectively), lease terminations or expected nonpayment or renegotiation of unpaid tenant receivables for the year ended December 31, 2009 as compared to 2010.

Same property rental operations expense decreased $3.1 million, or 4.4%, for the year ended December 31, 2010 compared to 2009 primarily due to the write-off of accounts receivable and accrued straight line rents related to early lease terminations of approximately $4.5 million in 2009 and changes in 2009 at certain properties where the tenant began to pay vendors directly for certain recoverable expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.8 million to $115.4 million for the year ended December 31, 2010 compared to $109.6 million for the year ended December 31, 2009. The increase was primarily due to the commencement of partial operations and recognition of depreciation and amortization expense at certain of our redevelopment and development properties and properties acquired in 2010, partially offset by the acceleration of depreciation on certain assets related to early lease terminations of approximately $10.2 million that occurred in 2009. The decline in same property depreciation and amortization expense is a result of this additional expense recorded in 2009.

General and Administrative Expenses. General and administrative expenses increased $3.4 million to $25.9 million for the year ended December 31, 2010 compared to $22.5 million for the year ended December 31, 2009. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.

Acquisition Related Expenses. Acquisition related expenses increased $2.6 million to $3.1 million for the year ended December 31, 2010 compared to $464,000 for the year ended December 31, 2009. The increase was primarily due to an increase in acquisition activities in 2010 as compared to the prior year.

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

Interest Expense, Net. Interest cost incurred for the year ended December 31, 2010 totaled $91.5 million compared to $77.1 million for the year ended December 31, 2009. Total interest cost incurred increased primarily as a result of the amortization of deferred interest costs related to our forward starting swaps and increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced. Interest expense, net increased $21.4 million to $86.1 million for the year ended December 31, 2010 compared to $64.7 million for the year ended December 31, 2009. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by a decrease in capitalized interest.

Interest expense, net consisted of the following (in thousands):

	September 30,	September 30,
	Year Ended
	December 31,
	2010	2009
Mortgage notes payable	$47,371	$34,965
Amortization of debt premium on mortgage notes payable	(1,939)	(1,853)
Amortization of deferred interest costs (see Note 9)	7,114	3,589
Derivative instruments (see Note 9)	10,343	16,248
Secured construction loan	—	4,187
Secured term loan	1,391	5,071
Exchangeable senior notes	7,921	4,919
Unsecured senior notes	10,293	—
Amortization of debt discount on notes	701	1,810
Unsecured line of credit	4,018	4,135
Amortization of deferred loan fees	4,302	4,024

Interest cost incurred	91,515	77,095
Capitalized interest	(5,442)	(12,405)

Total interest expense, net	$86,073	$64,690

Other (Expense)/Income. Other (expenses)/income consisted of the following (in thousands):

	September 30,	September 30,
	Year Ended
	December 31,
	2010	2009
(Loss) / gain on extinguishment of debt	$(2,205)	$3,264
(Loss) / gain on derivative instruments	(453)	203

Total other (expense) / income	$(2,658)	$3,467

During the year ended December 31, 2010, we repurchased $26.4 million face value of our Notes due 2026. This repurchase resulted in the recognition of a loss on extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the voluntary prepayment of $250.0 million of the outstanding borrowings on our secured term loan. During the year ended December 31, 2009, we repurchased $82.1 million face value of our Notes due 2026 for approximately $73.9 million. The repurchases resulted in the recognition of a gain on extinguishment of debt of approximately $4.1 million (net of the write-off of approximately $3.8 million in deferred loan fees and unamortized debt discount), partially offset by the write-off of approximately $843,000 of deferred loan fees related to the repayment of our secured construction loan in June 2009, which is reflected in our consolidated statements of income.

The loss on derivative instruments for the year ended December 31, 2010 of $453,000 was primarily a result of the voluntary prepayment in full of our secured term loan in April 2010, which caused the total amount of outstanding variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps during the three months ended June 30, 2010. As a result of the reduction in our variable-rate indebtedness during the three months ended June 30, 2010, we were temporarily overhedged with respect to the outstanding interest rate swaps and were required to prospectively discontinue hedge accounting with respect to the $250.0 million notional value interest rate swap. The gain on derivative instruments for the year ended December 31, 2009 of $203,000 includes gains from changes in the fair-value of derivative instruments (net of hedge ineffectiveness on cash flow hedges due to mismatches in forecasted debt issuance dates, maturity dates and interest rate reset dates of the interest rate and forward starting swaps and related debt).

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	September 30,	September 30,	September 30,
	2011	2010	2009
Net cash provided by operating activities	$175,031	$161,895	$144,128
Net cash used in investing activities	(604,331)	(710,986)	(156,666)
Net cash provided by financing activities	424,244	550,636	11,038
Ending cash and cash equivalents balance	16,411	21,467	19,922

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Net cash provided by operating activities increased $13.1 million to $175.0 million for the year ended December 31, 2011 compared to $161.9 million for the year ended December 31, 2010. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities decreased $106.7 million to $604.3 million for the year ended December 31, 2011 compared to $711.0 million for the year ended December 31, 2010. The decrease reflects reduced acquisition activity during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Net cash provided by financing activities decreased $126.4 million to $424.2 million for the year ended December 31, 2011 compared to $550.6 million for the year ended December 31, 2010. The decrease primarily reflects reduced financing requirements due to reduced acquisition activity during the year ended December 31, 2011 compared to the year ended December 31, 2010. The proceeds from the issuances of our Notes due 2016 in March 2011 and follow-on public offering of common stock in November 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.

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

As of December 31, 2011, the Company owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

On November 17, 2011, the Company completed the issuance of 22,562,922 shares of common stock resulting in net proceeds of approximately $399.6 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds were contributed to the operating partnership and utilized to repay a portion of its outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.

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

For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.

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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of December 31, 2011 were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$40,479	$8,291	$339,020	$6,253	$143,426	$47,109	$584,578
Unsecured line of credit	—	—	—	268,000	—	—	268,000
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	40,479	8,291	339,020	274,253	543,426	477,109	1,682,578
Share of unconsolidated indebtedness:
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	27,795	—	—	—	—	27,795

Total indebtedness	$40,479	$36,086	$339,020	$274,253	$543,426	$477,109	$1,710,373

Debt maturities through 2013 include mortgages on our 6828 Nancy Ridge Drive and Sidney Street properties, with outstanding balances of $6.4 million and $26.4 million, respectively, as of December 31, 2011. Debt maturities in 2014 include the mortgage secured by our Center for Life Science | Boston property.

During the year ended December 31, 2011, we repaid in full the outstanding mortgage notes totaling approximately $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties.

In March 2011, we issued $400.0 million aggregate principal amount of our Notes due 2016. The net proceeds from the issuance were utilized to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

In July 2011, we entered into an unsecured credit agreement with total borrowing capacity of $750 million with KeyBank National Association, as administrative agent and co-lead arranger, and Wells Fargo Securities, LLC, as co-lead arranger, and certain other lenders.

In August 2011, a wholly owned subsidiary of our joint venture with PREI I LLC entered into an agreement with certain lenders to extend the maturity date of the joint venture’s secured loan facility to August 13, 2013 and decrease the borrowing capacity to $139.0 million, which required the repayment of approximately $67.0 million by capital contributions of the members, including our share of the repayment of approximately $13.4 million. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the loan.

In August 2011, we completed the repurchase of 1,280,000 shares of our Parent Company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000, or $0.20 per share.

In October 2011, we voluntarily repurchased and redeemed in full the remaining principal amount of the Notes due 2026.

In November 2011, our Parent Company completed the issuance of 22,562,922 shares of common stock resulting in net proceeds of approximately $399.6 million, after deducting the underwriter’s discount and commissions and offering expenses. The net proceeds were contributed to us in exchange for 22,562,922 operating partnership units, and we utilized the net proceeds to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

In December 2011, PREI and we prepaid in full the outstanding balance of the PREI joint ventures’ secured acquisition and interim loan facility totaling approximately $199.3 million (of which our obligation was $39.9 million) in connection with our acquisition of PREI’s remaining 80% interest in the Rogers Street properties.

Our $350.0 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2011.

The terms of the indentures governing the Notes due 2016 and Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2011.

The credit agreement governing our unsecured line of credit includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of December 31, 2011.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At December 31, 2011, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $92.7 million related to tenant improvements, leasing commissions and construction-related capital expenditures.

We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. In addition, we have an investment grade rating, which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.

BioMed Realty Trust, Inc.’s total capitalization at December 31, 2011 was approximately $4.7 billion and comprised the following:

	September 30,	September 30,	September 30,
		Aggregate Principal Amount or Dollar Value Equivalent
	Shares/Units at December 31, 2011		Percent of Total Capitalization
	(In thousands)
Debt:
Mortgage notes payable(1)		$584,578	12.4%
Notes due 2030		180,000	3.8%
Notes due 2016(2)		400,000	8.5%
Notes due 2020(3)		250,000	5.3%
Unsecured line of credit		268,000	5.7%

Total debt		1,682,578	35.7%
Equity:
Common shares, operating partnership and LTIP units outstanding(4)	157,081,461	2,840,033	60.1%
7.375% Series A Preferred shares outstanding(5)	7,920,000	198,000	4.2%

Total capital		3,038,033	64.3%

Total capitalization		$4,720,611	100.0%

(1)	Amount excludes debt premiums of $3.3 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $2.2 million.

(3)	Amount excludes a debt discount of $2.2 million.

(4)

Aggregate principal amount based on the market closing price of the common stock of our Parent Company of $18.08 per share on the last trading day of the quarter (December 30, 2011). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At December 31, 2011, 154,101,482 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(5)	Based on the liquidation preference of $25.00 per share of our Parent Company’s 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).

Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At December 31, 2011, the ratio of debt to total asset book value was approximately 38.0%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016 and Notes due 2020 and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.

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

Our unsecured credit agreement provides for borrowing capacity on our unsecured line of credit of $750.0 million with a maturity date of July 13, 2015. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.25 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to July 13, 2016 after satisfying certain conditions and paying an extension fee. At maturity, we may refinance the unsecured line of credit, depending on market conditions and the availability of credit, or we may execute the extension option. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 205 basis points, depending on our credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 125 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 175 basis points or (c) one-month LIBOR plus a spread which ranges from 100 to 205 basis points, in each case, depending on our credit ratings. At December 31, 2011, we had $268.0 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 1.83%. At December 31, 2011, we had additional borrowing capacity under the unsecured line of credit of up to approximately $481.1 million (net of outstanding letters of credit issued by us and drawable on the unsecured line of credit of approximately $910,000).

A summary of our outstanding consolidated mortgage notes payable as of December 31, 2011 and 2010 is as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Stated Fixed Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2011	December 31, 2010	Maturity Date
Ardentech Court (1)	7.25%	5.06%	$—	$4,237	July 1, 2012
Center for Life Science | Boston	7.75%	7.75%	342,149	345,577	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	62,261	64,230	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,373	6,488	September 1, 2012
Road to the Cure (1)	6.70%	5.78%	—	14,696	January 31, 2014
10255 Science Center Drive (1)	7.65%	5.04%	—	10,800	July 1, 2011
Shady Grove Road	5.97%	5.97%	146,581	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	26,400	27,395	June 1, 2012
Sorrento West (1)	7.42%	2.72%	—	13,247	November 10, 2011
9865 Towne Centre Drive (1)	7.95%	7.95%	—	17,636	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	814	1,011	May 1, 2015

			584,578	652,317
Unamortized premiums			3,266	5,605

Mortgage notes payable, net			587,844	657,922

(1)

During the year ended December 31, 2011, we repaid in full the outstanding mortgage notes totaling approximately $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

As of December 31, 2011, principal payments due for our indebtedness (excluding debt premiums and discounts, and our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

September 30,
2012	$40,479
2013	8,291
2014	339,020
2015	274,253
2016	543,426
Thereafter(1)	477,109

$1,682,578

(1)	Includes $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

The following table provides information with respect to our contractual obligations at December 31, 2011, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
Obligation	2012	2013-2014	2015-2016	Thereafter	Total
	(In thousands)
Mortgage notes payable (1)	$40,479	$347,311	$149,679	$47,109	$584,578
Unsecured exchangeable senior notes due 2030	—	—	—	180,000	180,000
Unsecured senior notes due 2016 (2)	—	—	400,000	—	400,000
Unsecured senior notes due 2020 (3)	—	—	—	250,000	250,000
Unsecured line of credit	—	—	268,000	—	268,000
Share of debt of unconsolidated partnerships	—	27,795	—	—	27,795
Interest payments on debt obligations (4)	83,794	151,282	88,080	143,914	467,070
Ground lease obligations	3,117	6,503	6,877	368,450	384,947
Construction projects	34,248	—	—	—	34,248
Tenant obligations, lease commissions and other commitments	57,921	495	9	—	58,425

Total	$219,559	$533,386	$912,645	$989,473	$2,655,063

(1)	Balance excludes $3.3 million of unamortized debt premium.

(2)	Balance excludes $2.2 million of unamortized debt discount.

(3)	Balance excludes $2.2 million of unamortized debt discount.

(4)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2011.

Funds from Operations

We present funds from operations, or FFO, available to common shares and OP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, impairment charges, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.

Our FFO available to common shares and OP units and a reconciliation to net income for the years ended December 31, 2011 and 2010 (in thousands, except share data) was as follows:

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
Net income available to the common stockholders	$25,991	$21,853
Adjustments:
Gain on revaluation of acquired unconsolidated partnership	(4,679)	—
Noncontrolling interests in operating partnership(1)	569	546
Interest expense on Notes due 2030(2)	6,750	6,563
Depreciation and amortization—unconsolidated partnerships	3,636	3,206
Depreciation and amortization—consolidated entities	142,681	115,355
Depreciation and amortization—allocable to noncontrolling interest of consolidated joint ventures	(104)	(93)

Funds from operations available to common shares and units—diluted	$174,844	$147,430

Funds from operations per share—diluted	$1.19	$1.16

Weighted-average common shares and units outstanding—diluted(2)	147,061,166	126,895,309

(1)

Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)

Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. The years ended December 31, 2011 and 2010 include 10,017,858 and 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, respectively. The years ended December 31, 2011 and 2010 include 1,433,465 and 1,263,034 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).

The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.4 million and $14.7 million and the liabilities were $10.5 million and $10.5 million at December 31, 2011 and December 31, 2010, respectively. Our equity in net income of the McKellar Court partnership was $914,000, $970,000 and $80,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.

PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $249.7 million and $652.3 million at December 31, 2011 and December 31, 2010, respectively, and the liabilities were $140.2 million and $423.6 million at December 31, 2011 and December 31, 2010, respectively. Our equity in net loss of the PREI joint ventures was $3.4 million, $2.6 million and $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We have been the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.

Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	December 31, 2011	December 31, 2010	Maturity Date
PREI I LLC and PREI II LLC(3)	20%	N/A	$—	$40,650	N/A
PREI I LLC(4)	20%	3.3%	27,795	40,481	August 13, 2013

Total			$27,795	$81,131

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2011.

(3)

Amount represented our proportionate share of the total draws outstanding under a secured acquisition and interim loan facility as of December 31, 2010. In connection with our purchase of PREI’s interests in certain assets of PREI I LLC in December 2011, PREI and we prepaid the secured acquisition and interim loan facility in full.

(4)

Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate. The secured loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. During the year December 31, 2011, the wholly owned subsidiary of PREI I LLC entered into an agreement with certain lenders of its secured loan facility, extending the maturity date to August 13, 2013 and decreasing the borrowing capacity to $139.0 million, which required the repayment of approximately $67.0 million by capital contributions of the members, including our share of the repayment of approximately $13.4 million. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan.

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

As of December 31, 2011, our consolidated debt consisted of the following (dollars in thousands):

	September 30,	September 30,	September 30,
			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	December 31, 2011
Fixed interest rate (2)	$1,413,425	84.1%	5.57%
Variable interest rate (3)	268,000	15.9%	1.83%

Total/weighted-average effective interest rate	$1,681,425	100.0%	4.97%

(1)	Principal balance includes only consolidated indebtedness.

(2)

Includes six mortgage notes payable secured by certain of our properties (including $3.3 million of unamortized premium), our Notes due 2030, our Notes due 2016 (including $2.2 million of unamortized debt discount), and our Notes due 2020 (including $2.2 million of unamortized debt discount).

(3)	Includes our unsecured line of credit, which bears interest at a LIBOR-indexed variable interest rate, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2011, the fair-value of the fixed-rate debt was estimated to be $1.5 billion compared to the net carrying value of $1.4 billion (includes $3.3 million of unamortized debt premium, $2.2 million of unamortized debt discount associated with the Notes due 2016 and $2.2 million of unamortized debt discount associated with the Notes due 2020). At December 31, 2011, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $268.0 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2011 in relation to total assets of $4.4 billion and equity market capitalization of $3.0 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.

Based on the outstanding balances of our unsecured line of credit and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at December 31, 2011, a 1% change in interest rates would change our interest costs by approximately $3.0 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

San Diego, California

February 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BioMed Realty Trust, Inc.:

We have audited BioMed Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

San Diego, California

February 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner

BioMed Realty, L.P.:

We have audited the accompanying consolidated balance sheets of BioMed Realty, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty, L.P., and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California

February 9, 2012

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010

ASSETS
Investments in real estate, net	$3,950,246	$3,536,114
Investments in unconsolidated partnerships	33,389	57,265
Cash and cash equivalents	16,411	21,467
Accounts receivable, net	5,141	5,874
Accrued straight-line rents, net	130,582	106,905
Deferred leasing costs, net	157,255	125,060
Other assets	135,521	107,069

Total assets	$4,428,545	$3,959,754

LIABILITIES AND EQUITY
Mortgage notes payable, net	$587,844	$657,922
Exchangeable senior notes, net	180,000	199,522
Unsecured senior notes, net	645,581	247,571
Unsecured line of credit	268,000	392,450
Accounts payable, accrued expenses and other liabilities	134,924	149,393

Total liabilities	1,816,349	1,646,858
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000,000 and $230,000,000 liquidation preference ($25.00 per share), 7,920,000 and 9,200,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	191,469	222,413
Common stock, $.01 par value, 200,000,000 shares authorized, 154,101,482 and 131,046,509 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,541	1,310
Additional paid-in capital	2,773,994	2,371,488
Accumulated other comprehensive loss	(60,138)	(70,857)
Dividends in excess of earnings	(304,759)	(221,176)

Total stockholders’ equity	2,602,107	2,303,178
Noncontrolling interests	10,089	9,718

Total equity	2,612,196	2,312,896

Total liabilities and equity	$4,428,545	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

	September 30,	September 30,	September 30,
	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Rental	$330,616	$295,107	$269,901
Tenant recoveries	102,302	87,403	77,406
Other revenue	6,781	3,927	13,859

Total revenues	439,699	386,437	361,166

Expenses:
Rental operations	128,809	112,438	104,824
Depreciation and amortization	142,681	115,355	109,620
General and administrative	30,966	25,901	22,455
Acquisition related expenses	1,099	3,053	464

Total expenses	303,555	256,747	237,363

Income from operations	136,144	129,690	123,803
Equity in net loss of unconsolidated partnerships	(2,489)	(1,645)	(2,390)
Interest expense, net	(89,181)	(86,073)	(64,690)
Other (expense) / income	(1,760)	(2,658)	3,467

Net income	42,714	39,314	60,190
Net income attributable to noncontrolling interests	(525)	(498)	(1,468)

Net income attributable to the Company	42,189	38,816	58,722
Preferred stock dividends	(16,033)	(16,963)	(16,963)
Cost on redemption of preferred stock	(165)	—	—

Net income available to common stockholders	$25,991	$21,853	$41,759

Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.19	$0.19	$0.45

Weighted-average common shares outstanding:
Basic	132,625,915	112,698,704	91,011,123

Diluted	135,609,843	115,718,199	91,851,002

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income available to common stockholders and noncontrolling interests	$26,516	$22,351	$43,227
Other comprehensive income:
Unrealized gain on derivative instruments, net	3,825	8,630	26,841
Amortization of deferred interest costs	7,027	7,114	3,588
Equity in other comprehensive income/(loss) of unconsolidated partnerships	53	71	(503)
Deferred settlement payments on interest rate swaps, net	(21)	(519)	(2,571)
Reclassification on unrealized loss on equity securities	5,132	—	—
Reclassification on sale of equity securities	70	(537)	—
Unrealized (loss)/gain on equity securities	(5,131)	(74)	537

Total other comprehensive income	10,955	14,685	27,892

Comprehensive income	37,471	37,036	71,119
Comprehensive income attributable to noncontrolling interests	(760)	(857)	(2,417)

Comprehensive income attributable to common stockholders	$36,711	$36,179	$68,702

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Series A Preferred	Common Stock		Additional	Accumulated Other Comprehensive	Dividends in Excess of	Total Stockholders’	Noncontrolling
	Stock	Shares	Amount	Paid-In Capital	(Loss)/Income	Earnings	Equity	Interests	Total Equity
Balance at December 31, 2008	$222,413	80,757,421	$808	$1,661,009	$(112,126)	$(146,536)	$1,625,568	$12,381	$1,637,949
Net proceeds from sale of common stock	—	17,302,754	173	173,994	—	—	174,167	—	174,167
Net issuances of unvested restricted common stock	—	581,140	6	(37)	—	—	(31)	—	(31)
Conversion of OP units to common stock	—	358,954	3	2,108	—	—	2,111	(2,111)	—
Vesting of share-based awards	—	—	—	5,625	—	—	5,625	—	5,625
Reallocation of equity to noncontrolling interests	—	—	—	852	—	—	852	(852)	—
Common stock dividends	—	—	—	—	—	(62,652)	(62,652)	—	(62,652)
OP unit distributions	—	—	—	—	—	—	—	(2,245)	(2,245)
Net income	—	—	—	—	—	58,722	58,722	1,468	60,190
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Unrealized loss on equity securities	—	—	—	—	511	—	511	26	537
Amortization of deferred interest costs	—	—	—	—	3,485	—	3,485	103	3,588
Unrealized gain on derivative instruments, net	—	—	—	—	22,947	—	22,947	820	23,767

Balance at December 31, 2009	222,413	99,000,269	990	1,843,551	(85,183)	(167,429)	1,814,342	9,590	1,823,932
Net proceeds from sale of common stock	—	31,426,000	314	523,358	—	—	523,672	—	523,672
Net issuances of unvested restricted common stock	—	544,930	5	(1,243)	—	—	(1,238)	—	(1,238)
Conversion of OP units to common stock	—	75,310	1	(30)	—	—	(29)	29	—
Vesting of share-based awards	—	—	—	6,989	—	—	6,989	—	6,989
Reallocation of equity to noncontrolling interests	—	—	—	(1,137)	—	—	(1,137)	1,137	—
Common stock dividends	—	—	—	—	—	(75,600)	(75,600)	—	(75,600)
OP unit distributions	—	—	—	—	—	—	—	(1,895)	(1,895)
Net income	—	—	—	—	—	38,816	38,816	498	39,314
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Reclassification on sale of marketable securities	—	—	—	—	(522)	—	(522)	(15)	(537)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Series A Preferred	Common Stock		Additional	Accumulated Other Comprehensive	Dividends in Excess of	Total Stockholders’	Noncontrolling
	Stock	Shares	Amount	Paid-In Capital	(Loss)/Income	Earnings	Equity	Interests	Total Equity
Unrealized loss on equity securities	—	—	—	—	(72)	—	(72)	(2)	(74)
Amortization of deferred interest costs	—	—	—	—	6,943	—	6,943	171	7,114
Unrealized gain on derivative instruments, net	—	—	—	—	7,977	—	7,977	205	8,182

Balance at December 31, 2010	222,413	131,046,509	1,310	2,371,488	(70,857)	(221,176)	2,303,178	9,718	2,312,896
Net proceeds from sale of common stock	—	22,562,922	225	399,346	—	—	399,571	—	399,571
Net issuances of unvested restricted common stock	—	470,780	5	(2,425)	—	—	(2,420)	—	(2,420)
Conversion of OP units to common stock	—	21,271	1	(50)	—	—	(49)	49	—
Redemption of preferred stock	(30,944)	—	—	—	—	(165)	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	7,582	—	—	7,582	—	7,582
Reallocation of equity to noncontrolling interests	—	—	—	(1,947)	—	—	(1,947)	1,947	—
Common stock dividends	—	—	—	—	—	(109,574)	(109,574)	—	(109,574)
OP unit distributions	—	—	—	—	—	—	—	(2,386)	(2,386)
Net income	—	—	—	—	—	42,189	42,189	525	42,714
Preferred stock dividends	—	—	—	—	—	(16,033)	(16,033)	—	(16,033)
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	5,021	—	5,021	111	5,132
Reclassification on sale of marketable securities	—	—	—	—	69	—	69	1	70
Unrealized loss on equity securities	—	—	—	—	(5,021)	—	(5,021)	(110)	(5,131)
Amortization of deferred interest costs	—	—	—	—	6,877	—	6,877	150	7,027
Unrealized gain on derivative instruments, net	—	—	—	—	3,773	—	3,773	84	3,857

Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$42,714	$39,314	$60,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,681	115,355	109,620
Allowance for doubtful accounts	2,277	1,759	6,257
Non-cash revenue adjustments	10,400	1,107	(4,966)
Other non-cash adjustments	9,130	14,660	5,737
Compensation expense related to restricted common stock and LTIP units	7,582	6,989	5,625
Distributions representing a return on capital from unconsolidated partnerships	2,428	1,374	586
Changes in operating assets and liabilities:
Accounts receivable	(1,308)	(2,052)	4,197
Accrued straight-line rents	(24,925)	(26,285)	(29,100)
Deferred leasing costs	(12,583)	(5,631)	(8,669)
Other assets	2,640	(11,592)	(8,361)
Accounts payable, accrued expenses and other liabilities	(6,005)	26,897	3,012

Net cash provided by operating activities	175,031	161,895	144,128

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets, net of cash acquired	(536,835)	(706,205)	(114,802)
Contributions to unconsolidated partnerships, net	(54,436)	(4,397)	(42,825)
Purchases of debt and equity securities	(5,245)	—	—
Proceeds from the sale of equity securities	125	1,227	961
Receipts of master lease payments	—	189	—
Funds held in escrow for acquisitions	(7,940)	(1,800)	—

Net cash used in investing activities	(604,331)	(710,986)	(156,666)

Financing activities:
Proceeds from common stock offering	404,328	545,804	181,861
Payment of common stock offering costs	(4,757)	(22,132)	(7,694)
Redemption of Series A preferred stock	(31,109)	—	—
Payment of deferred loan costs	(9,712)	(8,912)	(4,037)
Unsecured line of credit proceeds	771,575	745,392	483,337
Unsecured line of credit payments	(896,025)	(750,608)	(194,438)
Mortgage notes proceeds	—	—	368,000
Principal payments on mortgage notes payable	(67,741)	(23,463)	(49,854)
Secured term loan repayments	—	(250,000)	—
Repurchases of exchangeable senior notes due 2026	(19,800)	(26,410)	(74,181)
Proceeds from exchangeable senior notes due 2030	—	180,000	—
Proceeds from unsecured senior notes	397,460	247,443	—

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Secured construction loan repayments	—	—	(507,128)
Settlement of derivative instruments	—	—	(86,482)
Deferred settlement payments on interest rate swaps, net	(21)	(519)	(2,571)
Distributions to operating partnership unit and LTIP unit holders	(2,299)	(1,816)	(2,966)
Dividends paid to common stockholders	(101,032)	(67,180)	(75,846)
Dividends paid to preferred stockholders	(16,623)	(16,963)	(16,963)

Net cash provided by financing activities	424,244	550,636	11,038

Net (decrease)/increase in cash and cash equivalents	(5,056)	1,545	(1,500)
Cash and cash equivalents at beginning of period	21,467	19,922	21,422

Cash and cash equivalents at end of period	$16,411	$21,467	$19,922

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $7,568, $5,442, and $12,405, respectively)	$76,005	$74,620	$52,971
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$3,651	$4,241	$4,241
Accrual for common stock dividends declared	30,821	22,279	13,860
Accrual for distributions declared for operating partnership unit and LTIP unit holders	596	509	430
Accrued additions to real estate and related intangible assets	24,317	37,415	13,296
Mortgage note assumed (includes premium of $660 in 2010)	—	13,951	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Investments in real estate, net	$3,950,246	$3,536,114
Investments in unconsolidated partnerships	33,389	57,265
Cash and cash equivalents	16,411	21,467
Accounts receivable, net	5,141	5,874
Accrued straight-line rents, net	130,582	106,905
Deferred leasing costs, net	157,255	125,060
Other assets	135,521	107,069

Total assets	$4,428,545	$3,959,754

LIABILITIES AND CAPITAL
Mortgage notes payable, net	$587,844	$657,922
Exchangeable senior notes, net	180,000	199,522
Unsecured senior notes, net	645,581	247,571
Unsecured line of credit	268,000	392,450
Accounts payable, accrued expenses and other liabilities	134,924	149,393

Total liabilities	1,816,349	1,646,858
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000,000 and $230,000,000 liquidation preference ($25.00 per unit), 7,920,000 and 9,200,000 units issued and outstanding at December 31, 2011 and December 31, 2010, respectively	191,469	222,413
Limited partners’ capital, 2,979,979 and 3,001,250 units issued and outstanding at December 31, 2011 and December 31, 2010, respectively	10,332	9,918
General partner’s capital, 154,101,482 and 131,046,509 units issued and outstanding at December 31, 2011 and December 31, 2010, respectively	2,469,233	2,150,314
Accumulated other comprehensive loss	(58,594)	(69,549)

Total partners’ capital	2,612,440	2,313,096
Noncontrolling interests deficit	(244)	(200)

Total capital	2,612,196	2,312,896

Total liabilities and capital	$4,428,545	$3,959,754

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except unit data)

	September 30,	September 30,	September 30,
	For the Year Ended
	December 31,
	2011	2010	2009
Revenues:
Rental	$330,616	$295,107	$269,901
Tenant recoveries	102,302	87,403	77,406
Other revenue	6,781	3,927	13,859

Total revenues	439,699	386,437	361,166

Expenses:
Rental operations	128,809	112,438	104,824
Depreciation and amortization	142,681	115,355	109,620
General and administrative	30,966	25,901	22,455
Acquisition related expenses	1,099	3,053	464

Total expenses	303,555	256,747	237,363

Income from operations	136,144	129,690	123,803
Equity in net loss of unconsolidated partnerships	(2,489)	(1,645)	(2,390)
Interest expense, net	(89,181)	(86,073)	(64,690)
Other (expense) / income	(1,760)	(2,658)	3,467

Net income	42,714	39,314	60,190
Net loss attributable to noncontrolling interests	44	48	64

Net income attributable to the Operating Partnership	42,758	39,362	60,254
Preferred unit distributions	(16,033)	(16,963)	(16,963)
Cost on redemption of preferred units	(165)	—	—

Net income available to unitholders	$26,560	$22,399	$43,291

Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.19	$0.19	$0.45

Weighted-average units outstanding:
Basic	135,549,934	115,572,569	94,005,382

Diluted	135,549,934	115,572,569	94,005,382

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Net income available to unitholders and noncontrolling interests	$26,516	$22,351	$43,227
Other comprehensive income:
Unrealized gain on derivative instruments, net	3,825	8,630	26,841
Amortization of deferred interest costs	7,027	7,114	3,588

Equity in other comprehensive income/(loss) of unconsolidated partnerships	53	71	(503)
Deferred settlement payments on interest rate swaps, net	(21)	(519)	(2,571)
Reclassification on unrealized loss on equity securities	5,132	—	—
Reclassification on sale of equity securities	70	(537)	—
Unrealized (loss)/gain on equity securities	(5,131)	(74)	537

Total other comprehensive income	10,955	14,685	27,892

Comprehensive income	$37,471	$37,036	$71,119

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL

(In thousands, except unit data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Preferred Series A		Limited Partners’ Capital		General Partner’s Capital		Accumulated Other Comprehensive	Total Partner’s	Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests Deficit	Total Equity
Balance at December 31, 2008	9,200,000	$222,413	3,435,514	$12,469	80,757,421	$1,515,281	$(112,126)	$1,638,037	$(88)	$1,637,949
Proceeds from issuance of OP units	—	—	—	—	17,302,754	174,167	—	174,167	—	174,167
Net issuances of unvested restricted OP units	—	—	—	—	581,140	(31)	—	(31)	—	(31)
Conversion of OP units	—	—	(358,954)	(2,111)	358,954	2,111	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	5,625	—	5,625	—	5,625
Reallocation of equity to limited partners	—	—	—	79	—	(79)	—	—	—	—
Distributions	—	(16,963)	—	(2,245)	—	(62,652)	—	(81,860)	—	(81,860)
Net income	—	16,963	—	1,532	—	41,759	—	60,254	(64)	60,190
Unrealized loss on equity securities	—	—	—	—	—	—	537	537	—	537
Amortization of deferred interest costs	—	—	—	—	—	—	3,588	3,588	—	3,588
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	23,767	23,767	—	23,767

Balance at December 31, 2009	9,200,000	222,413	3,076,560	9,724	99,000,269	1,676,181	(84,234)	1,824,084	(152)	1,823,932
Proceeds from issuance of OP units	—	—	—	—	31,426,000	523,672	—	523,672	—	523,672
Net issuances of unvested restricted OP units	—	—	—	—	544,930	(1,238)	—	(1,238)	—	(1,238)
Conversion of OP units	—	—	(75,310)	29	75,310	(29)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	6,989	—	6,989	—	6,989
Reallocation of equity to limited partners	—	—	—	1,514	—	(1,514)	—	—	—	—
Distributions	—	(16,963)	—	(1,895)	—	(75,600)	—	(94,458)	—	(94,458)
Net income	—	16,963	—	546	—	21,853	—	39,362	(48)	39,314
Reclassification on sale of marketable securities	—	—	—	—	—	—	(537)	(537)	—	(537)
Unrealized loss on marketable securities	—	—	—	—	—	—	(74)	(74)	—	(74)
Amortization of deferred interest costs	—	—	—	—	—	—	7,114	7,114	—	7,114

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Preferred Series A		Limited Partners’ Capital		General Partner’s Capital		Accumulated Other Comprehensive	Total Partner’s	Noncontrolling
	Units	Amount	Units	Amount	Units	Amount	(Loss)/Income	Equity	Interests Deficit	Total Equity
Unrealized gain on derivative instruments	—	—	—	—	—	—	8,182	8,182	—	8,182

Balance at December 31, 2010	9,200,000	222,413	3,001,250	9,918	131,046,509	2,150,314	(69,549)	2,313,096	(200)	2,312,896
Proceeds from issuance of OP units	—	—	—	—	22,562,922	399,571	—	399,571	—	399,571
Net issuances of unvested restricted OP units	—	—	—	—	470,780	(2,420)	—	(2,420)	—	(2,420)
Conversion of OP units	—	—	(21,271)	49	21,271	(49)	—	—	—	—
Redemption of preferred units	(1,280,000)	(31,109)	—	—	—	—	—	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	—	—	7,582	—	7,582	—	7,582
Reallocation of equity to limited partners	—	—	—	2,182	—	(2,182)	—	—	—	—
Distributions	—	(16,033)	—	(2,386)	—	(109,574)	—	(127,993)	—	(127,993)
Net income	—	16,198	—	569	—	25,991	—	42,758	(44)	42,714
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	—	—	5,132	5,132	—	5,132
Reclassification on sale of marketable securities	—	—	—	—	—	—	70	70	—	70
Unrealized loss on equity securities	—	—	—	—	—	—	(5,131)	(5,131)	—	(5,131)
Amortization of deferred interest costs	—	—	—	—	—	—	7,027	7,027	—	7,027
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	3,857	3,857	—	3,857

Balance at December 31, 2011	7,920,000	$191,469	2,979,979	$10,332	154,101,482	$2,469,233	$(58,594)	$2,612,440	$(244)	$2,612,196

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Operating activities:
Net income	$42,714	$39,314	$60,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,681	115,355	109,620
Allowance for doubtful accounts	2,277	1,759	6,257
Non-cash revenue adjustments	10,400	1,107	(4,966)
Other non-cash adjustments	9,130	14,660	5,737
Compensation expense related to share-based payments	7,582	6,989	5,625
Distributions representing a return on capital from unconsolidated partnerships	2,428	1,374	586
Changes in operating assets and liabilities:
Accounts receivable	(1,308)	(2,052)	4,197
Accrued straight-line rents	(24,925)	(26,285)	(29,100)
Deferred leasing costs	(12,583)	(5,631)	(8,669)
Other assets	2,640	(11,592)	(8,361)
Accounts payable, accrued expenses and other liabilities	(6,005)	26,897	3,012

Net cash provided by operating activities	175,031	161,895	144,128

Investing activities:
Purchases of interests in and additions to investments in real estate and related intangible assets, net of cash acquired	(536,835)	(706,205)	(114,802)
Contributions to unconsolidated partnerships, net	(54,436)	(4,397)	(42,825)
Purchases of debt and equity securities	(5,245)	—	—
Proceeds from the sale of equity securities	125	1,227	961
Receipts of master lease payments	—	189	—
Funds held in escrow for acquisitions	(7,940)	(1,800)	—

Net cash used in investing activities	(604,331)	(710,986)	(156,666)

Financing activities:
Proceeds from issuance of OP units	399,571	523,672	174,167
Redemption of Series A preferred units	(31,109)	—	—
Payment of deferred loan costs	(9,712)	(8,912)	(4,037)
Unsecured line of credit proceeds	771,575	745,392	483,337
Unsecured line of credit payments	(896,025)	(750,608)	(194,438)
Mortgage notes proceeds	—	—	368,000
Principal payments on mortgage notes payable	(67,741)	(23,463)	(49,854)
Secured term loan repayments	—	(250,000)	—
Repurchases of exchangeable senior notes due 2026	(19,800)	(26,410)	(74,181)
Proceeds from exchangeable senior notes due 2030	—	180,000	—

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Proceeds from unsecured senior notes	397,460	247,443	—
Secured construction loan repayments	—	—	(507,128)
Settlement of derivative instruments	—	—	(86,482)
Deferred settlement payments on interest rate swaps, net	(21)	(519)	(2,571)
Distributions paid to unitholders	(103,331)	(68,996)	(78,812)
Distributions paid to preferred unitholders	(16,623)	(16,963)	(16,963)

Net cash provided by financing activities	424,244	550,636	11,038

Net (decrease)/increase in cash and cash equivalents	(5,056)	1,545	(1,500)
Cash and cash equivalents at beginning of period	21,467	19,922	21,422

Cash and cash equivalents at end of period	$16,411	$21,467	$19,922

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $7,568, $5,442, and $12,405, respectively)	$76,005	$74,620	$52,971
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$31,417	$22,788	$14,290
Accrual for preferred unit distributions declared	3,651	4,241	4,241
Accrued additions to real estate and related intangible assets	24,317	37,415	13,296
Mortgage note assumed (includes premium of $660 in 2010)	—	13,951	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”) operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania and Seattle.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Investments in Partnerships and Limited Liability Companies

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in six VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at December 31, 2011 and 2010 consist of the following:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Investment in real estate, net	$409,327	$375,428
Total assets	454,208	414,993
Total debt	146,581	147,000
Total liabilities	151,893	161,697

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the carrying value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2011.

Investments in Real Estate, Net

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	Three to five years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consisted of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Land	$591,009	$578,753
Land under development	56,008	47,920
Buildings and improvements	3,615,678	3,160,392
Construction in progress	140,025	91,027

	4,402,720	3,878,092
Accumulated depreciation	(452,474)	(341,978)

	$3,950,246	$3,536,114

Purchase accounting is applied to the assets and liabilities of real estate properties in which the Company acquires a controlling interest or a partial interest. The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the relative fair-value of these assets. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Upon the acquisition of a controlling interest of an investment in an unconsolidated partnership, such partnership is consolidated and a gain is recognized equal to the amount in which the fair-value of the noncontrolling interest in such partnership exceeded its carrying value at the time of obtaining control.

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

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $7.6 million, $5.4 million, and $12.4 million, respectively. Payroll costs capitalized for the years ended December 31, 2011, 2010 and 2009 were $1.3 million, $832,000, and $697,000, respectively. Costs associated with acquisitions are charged to expense.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and through December 31, 2011, no assets have been identified as impaired and no such impairment losses have been recognized.

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

Deferred Leasing Costs

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of December 31, 2011. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2011 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Balance at December 31, 2011	Accumulated Amortization	Net
Acquired in-place leases	$260,552	$(150,453)	$110,099
Acquired management agreements	22,696	(12,641)	10,055
Deferred leasing and other direct costs	54,461	(17,360)	37,101

	$337,709	$(180,454)	$157,255

Deferred leasing costs, net at December 31, 2010 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Balance at December 31, 2010	Accumulated Amortization	Net
Acquired in-place leases	$216,674	$(126,484)	$90,190
Acquired management agreements	18,557	(11,132)	7,425
Deferred leasing and other direct costs	40,531	(13,086)	27,445

	$275,762	$(150,702)	$125,060

The estimated amortization expense for deferred leasing costs at December 31, 2011 was as follows (in thousands):

September 30,
2012	$34,519
2013	26,046
2014	24,452
2015	20,681
2016	13,607
Thereafter	37,950

$157,255

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

The impact of the straight-line rent revenue, acquired above and below market lease revenue, and lease incentive revenue consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Straight-line rent revenue	$25,243	$26,285	$29,100
Acquired above-market lease revenue	(9,607)	(2,890)	(1,282)
Acquired below-market lease revenue	1,453	3,992	7,526
Lease incentive revenue	(2,246)	(2,209)	(1,278)

Net increase to revenue	$14,843	$25,178	$34,066

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2011 were as follows (in thousands):

September 30,
2012	$365,816
2013	362,528
2014	353,587
2015	338,306
2016	294,634
Thereafter	1,771,814

$3,486,685

The estimated amortization for acquired above- and below-market lease revenue and lease incentive revenue at December 31, 2011 was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016	Thereafter	Total
Amortization of:
Acquired above-market leases	$(9,718)	$(4,652)	$(4,078)	$(1,640)	$(985)	$(5,245)	$(26,318)
Acquired below-market leases	1,351	1,088	819	634	507	2,110	6,509
Lease incentive	(2,873)	(2,671)	(2,671)	(2,671)	(2,450)	(9,615)	(22,951)

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company maintains an allowance for accrued straight-line rents. The determination of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $2.3 million, $1.8 million and $6.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s allowance for doubtful accounts included in accounts receivable, net and accrued straight line rent, net was $2.9 million and $3.4 million as of December 31, 2011 and 2010, respectively.

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

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Available-for-sale securities, historical cost	$5,585	$4,133
Other-than-temporary unrealized loss	(4,595)	—
Unrealized loss	(2)	(73)

Available-for-sale securities, fair-value(1)	988	4,060
Privately-held securities, cost basis	4,245	—

Total equity securities	$5,233	$4,060

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company’s investments in available-for-sale securities of two publicly traded companies currently have fair market values that are less than the Company’s initial cost basis in these securities due to decreases in their respective stock prices during the year ended December 31, 2011. During the year ended December 31, 2011, the Company reclassified to other expense from accumulated other comprehensive loss, an unrealized loss, considered to be other than temporary, of approximately $5.1 million, relating to its investment in securities of these companies. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s initial cost basis, should be considered other-than-temporarily-impaired. If other than temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

During the year ended December 31, 2010, the Company sold a portion of its available-for-sale securities, resulting in net proceeds of approximately $1.2 million and a realized gain on sale of approximately $865,000 (based on a specific identification of the securities sold), which was reclassified from accumulated other comprehensive loss and recognized in other income in the accompanying consolidated statements of income.

The Company’s remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. The Company invested in equity securities of two privately-held companies and two privately-held funds during the year ended December 31, 2011. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the year ended December 31, 2011 on the Company’s cost basis investments.

Share-Based Payments

All share-based payments to employees are recognized in the income statement based on their fair-value. Through December 31, 2011, the Company had only awarded restricted stock of the Parent Company and LTIP unit grants of the Operating Partnership under its incentive award plan, both of which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).

The valuation of the Company’s investments in publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, therefore, the Company has determined that valuations of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2011.

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

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2011, 2010, and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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

The income tax treatment for dividends was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011		2010		2009
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.44	57.14%	$0.39	64.66%	$0.45	50.56%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	0.33	42.86%	0.21	35.34%	0.44	49.44%

Total	$0.77	100.00%	$0.60	100.00%	$0.89	100.00%

Preferred stock:
Ordinary income	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	—	0.00%	—	0.00%	—	0.00%

Total	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%

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

Reclassifications

Certain prior year amounts have been combined to conform to the current year presentation. On the consolidated balance sheets restricted cash, acquired above-market leases, net, and deferred loan costs, net are presented in other assets. Security deposits, distributions payable, derivative instruments, and acquired below-market leases, net are presented in accounts payable, accrued expenses, and other liabilities. On the consolidated statements of income real estate taxes are presented in rental operations expense, interest income is presented in interest expense, net and gains/(losses) on derivative instruments and debt extinguishment are presented in other (expense)/income.

3. Equity of the Parent Company

During the year ended December 31, 2011, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 615,252 and 15,085 shares of common stock, respectively (129,342 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 30,215 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

In November 2011, the Parent Company completed the issuance of 22,562,922 shares of common stock and contributed net proceeds of approximately $399.6 million, after deducting the underwriter’s discount and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 22,562,922 operating partnership units. The net proceeds to the Operating Partnership were utilized to repay a portion of the outstanding indebtedness on its unsecured line of credit and for other general corporate and working capital purposes.

The Parent Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Parent Company with an opportunity to invest automatically the cash dividends paid upon shares of the Parent Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Parent Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Parent Company. The Parent Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Parent Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through December 31, 2011, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.

Common Stock, Operating Partnership Units and LTIP Units

As of December 31, 2011, the Company had outstanding 154,101,482 shares of the Parent Company’s common stock and 2,593,538 and 386,441 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

As of December 31, 2011, the Company had outstanding 7,920,000 shares of the Parent Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, or Series A preferred stock. During the year ended December 31, 2011, the Company completed the repurchase of 1,280,000 shares of the Parent Company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000, or $0.20 per share. The repurchase of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $165,000 for the year ended December 31, 2011 as a result of the difference between the carrying value and the price paid to repurchase the Series A preferred stock.

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

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the year ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(in thousands)
March 14, 2011	Common stock and OP units	$0.20000	January 1, 2011 to March 31, 2011	April 15, 2011	$26,846
March 14, 2011	Series A preferred stock/units	$0.46094	January 16, 2011 to April 15, 2011	April 15, 2011	$4,240
June 15, 2011	Common stock and OP units	$0.20000	April 1, 2011 to June 30, 2011	July 15, 2011	$26,848
June 15, 2011	Series A preferred stock/units	$0.46094	April 16, 2011 to July 15, 2011	July 15, 2011	$4,241
September 15, 2011	Common stock and OP units	$0.20000	July 1, 2011 to September 30, 2011	October 17, 2011	$26,849
September 15, 2011	Series A preferred stock/units	$0.46094	July 16, 2011 to October 15, 2011	October 17, 2011	$3,901
December 14, 2011	Common stock and OP units	$0.20000	October 1, 2011 to December 31, 2011	January 17, 2012	$31,417
December 14, 2011	Series A preferred stock/units	$0.46094	October 16, 2011 to January 15, 2012	January 17, 2012	$3,651

Total 2011 dividends and distributions declared through December 31, 2011 (in thousands):

September 30,
Common stock and OP units	$111,960
Series A preferred stock/units	16,033

$127,993

Noncontrolling Interests

Noncontrolling interests on the consolidated balance sheets of the Parent Company relate primarily to the OP units in the Operating Partnership that are not owned by the Parent Company. With respect to the noncontrolling interests in the Operating Partnership, noncontrolling interests with redemption provisions that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated to determine whether temporary or permanent equity classification on the balance sheet is appropriate. Because the OP units comprising the noncontrolling interests contain such a provision, the Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP units meet the requirements to qualify for presentation as permanent equity.

The Company evaluates individual redeemable noncontrolling interests for the ability to continue to recognize the noncontrolling interest as permanent equity in the consolidated balance sheets. Any redeemable noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value at the end of the period in which the determination is made.

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at December 31, 2011, was approximately $54.4 million based on the average closing price of the Parent Company’s common stock of $18.27 per share for the ten consecutive trading days immediately preceding December 31, 2011.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	152,435,271	98.1%	129,603,445	97.8%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,332,318	1.5%	2,268,873	1.7%
Operating partnership and LTIP units held by third parties	588,801	0.4%	588,801	0.5%

Total	155,356,390	100.0%	132,461,119	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of December 31, 2011, the Operating Partnership had outstanding 156,695,020 operating partnership units and 386,441 LTIP units. The Parent Company owned 98.1% of the partnership interests in the Operating Partnership at December 31, 2011, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Unvested LTIP units do not have full parity with common units of the Operating Partnership at issuance with respect to liquidating distributions, although LTIP unit holders receive the same quarterly per unit distributions as common units and may vote the LTIP units from the date of issuance. The LTIP units are subject to vesting requirements, which lapse five years from the date of issuance. In addition, the LTIP units are generally subject to a two-year lock-up period during which time the LTIP units may not be redeemed or sold by the LTIP unit holder. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, and after the expiration of any vesting and lock-up periods, LTIP units may be redeemed for an equal number of the Parent Company’s common stock or cash, at the Parent Company’s election.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at December 31, 2011, was approximately $54.4 million based on the average closing price of the Parent Company’s common stock of $18.27 per share for the ten consecutive trading days immediately preceding December 31, 2011.

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

As of December 31, 2011, the Operating Partnership had outstanding 7,920,000 7.375% Series A preferred units. Distributions are cumulative on the Series A preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the Series A preferred units are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control of the Parent Company, if the Series A preferred stock of the Parent Company is not listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Global Market, holders of the Series A preferred stock would be entitled to receive (when and as authorized by the board of directors of the Parent Company and declared by the Parent Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred units will rank senior to the OP units with respect to the payment of distributions and other amounts. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2030 (the “Notes due 2030”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”) and unsecured line of credit.

Debt of the Operating Partnership

A summary of the Operating Partnership’s outstanding consolidated debt as of December 31, 2011 and December 31, 2010 was as follows (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Stated Fixed Interest Rate	Effective Interest Rate	Principal Balance		Maturity Date
			December 31, 2011	December 31, 2010
Mortgage Notes Payable
Ardentech Court (1)	7.25%	5.06%	$—	$4,237	July 1, 2012
Center for Life Science | Boston	7.75%	7.75%	342,149	345,577	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	62,261	64,230	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,373	6,488	September 1, 2012
Road to the Cure (1)	6.70%	5.78%	—	14,696	January 31, 2014
10255 Science Center Drive (1)	7.65%	5.04%	—	10,800	July 1, 2011
Shady Grove Road	5.97%	5.97%	146,581	147,000	September 1, 2016
Sidney Street	7.23%	5.11%	26,400	27,395	June 1, 2012
Sorrento West (1)	7.42%	2.72%	—	13,247	November 10, 2011
9865 Towne Centre Drive (1)	7.95%	7.95%	—	17,636	June 30, 2013
900 Uniqema Boulevard	8.61%	5.61%	814	1,011	May 1, 2015

			584,578	652,317
Unamortized premiums			3,266	5,605

Mortgage notes payable, net			587,844	657,922
Notes due 2026			—	19,800	October 1, 2026
Unamortized discount			—	(278)

Notes due 2026, net (2)			—	19,522
Notes due 2030	3.75%	3.75%	180,000	180,000	January 15, 2030

Exchangeable senior notes, net			180,000	199,522
Notes due 2016	3.85%	3.99%	400,000	—	April 15, 2016
Unamortized discount (3)			(2,190)	—

Notes due 2016, net			397,810	—
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Unamortized discount (4)			(2,229)	(2,429)

Notes due 2020, net			247,771	247,571

Unsecured senior notes, net			645,581	247,571
Unsecured line of credit (5)	1.83%	1.83%	268,000	392,450	July 13, 2015

Total consolidated debt			$1,681,425	$1,497,465

(1)

During the year ended December 31, 2011, the Operating Partnership voluntarily prepaid in full the outstanding mortgage notes totaling approximately $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties, prior to their respective maturity dates.

(2)	In October 2011, the Operating Partnership repurchased and redeemed in full the outstanding principal amount of its Exchangeable Senior Notes due 2026 (the “Notes due 2026”).

(3)	The unamortized debt discount will be amortized through April 15, 2016, the maturity date of the Notes due 2016.

(4)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

(5)

At December 31, 2011, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $481.1 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $910,000).

Mortgage Notes Payable, net

The net carrying value of properties (investments in real estate) secured by the Operating Partnership’s mortgage notes payable was $1.0 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

The Operating Partnership’s $350.0 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2011. Notwithstanding the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

The Operating Partnership has the ability and intends to repay any principal and accrued interest due in 2012 through the use of cash from operations or borrowings from its unsecured line of credit.

Exchangeable Senior Notes due 2030

On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Notes due 2030. The Notes due 2030 are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Notes due 2030 are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Notes due 2030 contain an exchange settlement feature, which provides that the Notes due 2030 may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Notes due 2030 must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Notes due 2030, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Notes due 2030 in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Notes due 2030. The exchange rate for the Notes due 2030 may also be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend from the second quarter of 2010 through the second quarter of 2011 to $0.20 per share of common stock resulted in an increase in the exchange rate of the Notes due 2030 from 55.0782 to 55.6548 shares per $1,000 principal amount of Notes due 2030, effective as of June 28, 2011, the Company’s ex-dividend date.

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

The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2011.

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

The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2011.

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

Unsecured Line of Credit

The Operating Partnership’s unsecured line of credit with KeyBank National Association (“KeyBank”) and other lenders, which had a borrowing capacity of $720.0 million and a maturity date of August 1, 2011, was refinanced. On July 14, 2011, the Operating Partnership entered into an unsecured credit agreement with KeyBank, as administrative agent and co-lead arranger, Wells Fargo Securities, LLC as co-lead arranger, and certain other lenders. The unsecured credit agreement provides for available borrowings under a revolving line of credit of $750.0 million with a maturity date of July 13, 2015. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the revolving credit commitments to $1.25 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date of the revolving line of credit to July 13, 2016 after satisfying certain conditions and paying an extension fee. The revolving line of credit bears interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 205 basis points, depending on the Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 125 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 175 basis points or (c) one-month LIBOR plus a spread which ranges from 100 to 205 basis points, in each case, depending on the Company’s credit ratings. In addition, a facility fee is payable on line capacity at an annual rate depending on the Company’s credit rating, which is currently at 35 basis points.

The unsecured credit agreement includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of December 31, 2011. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable.

As of December 31, 2011, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

September 30,
2012	$40,479
2013	8,291
2014	339,020
2015	274,253
2016	543,426
Thereafter(1)	477,109

$1,682,578

(1)	Includes $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

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

Through December 31, 2011 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the years ended December 31, 2011, 2010 and 2009 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the years ended December 31, 2011 and 2010 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the year ended December 31, 2009, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of earnings per share and were therefore excluded from the calculation of diluted earnings per share and diluted earnings per share is calculated based upon net income available to common stockholders. For the years ended December 31, 2011 and 2010, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at December 31, 2010 and 2009 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the years ended December 31, 2011 and 2010. No other shares were considered anti-dilutive for the years ended December 31, 2011, 2010 and 2009.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic earnings per share:
Net income available to common stockholders	$25,991	$21,853	$41,759
Less: net income allocable and distributions in excess of earnings to participating securities	(1,172)	(838)	(591)

Net income attributable to common stockholders—basic	$24,819	$21,015	$41,168

Diluted earnings per share:
Net income attributable to common stockholders—basic	$24,819	$21,015	$41,168
Add: net income allocable and distributions in excess of earnings to dilutive participating securities	—	—	591
Add: net income attributable to noncontrolling interests in operating partnership	569	546	—

Net income attributable to common stockholders and participating securities	$25,388	$21,561	$41,759

Weighted-average common shares outstanding:
Basic	132,625,915	112,698,704	91,011,123
Incremental shares from assumed conversion:
Unvested restricted stock	—	—	839,879
Operating partnership and LTIP units	2,983,928	3,019,495	—

Diluted	135,609,843	115,718,199	91,851,002

Basic and diluted earnings per share:
Net income per share attributable to common stockholders, basic and diluted	$0.19	$0.19	$0.45

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

Through December 31, 2011 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the years ended December 31, 2011, 2010 and 2009 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the years ended December 31, 2011, 2010 and 2009 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at December 31, 2010 and 2009 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the years ended December 31, 2011 and 2010. No other units were considered anti-dilutive for the years ended December 31, 2011, 2010 and 2009.

Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Basic earnings per unit:
Net income available to unitholders	$26,560	$22,399	$43,291
Less: net income allocable and distributions in excess of earnings to participating securities	(1,220)	(933)	(733)

Net income attributable to unitholders—basic and diluted	$25,340	$21,466	$42,558

Weighted-average units outstanding:
Basic and diluted	135,549,934	115,572,569	94,005,382

Basic and diluted earnings per unit:

Net income per unit attributable to unitholders, basic and diluted:	$0.19	$0.19	$0.45

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2011 was as follows:

	September 30,	September 30,	September 30,	September 30,
Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court(2)	Quidel Corporation	22%	22%	September 30, 2004

(1)

PREI I LLC owns a portfolio of two properties in Cambridge, Massachusetts. During the year ended December 31, 2011, PREI I LLC sold certain properties to the Company (see Note 12). PREI I LLC concurrently repaid the remaining outstanding balance of its secured acquisition and interim loan facility, of $199.3 million through proceeds from the sale and capital contributions of the members. During the year ended December 31, 2011, a wholly owned subsidiary of the Company’s joint venture with PREI I LLC entered into an agreement with certain lenders to extend the maturity date of its secured construction loan facility to August 13, 2013 and decrease the borrowing capacity to $139.0 million, which required the repayment of approximately $67.0 million by capital contributions of the members, including the Company’s share of the repayment of approximately $13.4 million. At December 31, 2011, there were $139.0 million in outstanding borrowings on the secured loan facility with a contractual interest rate of 3.28% (including the applicable credit spread).

(2)

The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.4 million at December 31, 2011. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30,	September 30,
	December 31,
	2011	2010
Assets:
Investments in real estate, net	$257,297	$620,430
Cash and cash equivalents (including restricted cash)	4,384	7,914
Intangible assets, net	—	12,303
Other assets	2,392	26,412

Total assets	$264,073	$667,059

Liabilities and members’ equity:
Mortgage notes payable and secured construction loan	$149,256	$415,933
Other liabilities	1,408	18,101
Members’ equity	113,409	233,025

Total liabilities and equity	$264,073	$667,059

Company’s net investment in unconsolidated partnerships	$33,389	$57,265

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Total revenues	$8,567	$8,390	$7,359
Total expenses	19,868	10,701	5,495

(Loss)/income from continuing operations	(11,301)	(2,311)	1,864
Gain on sale of discontinued operations (1)	22,927	—	—
Loss from discontinued operations	(6,677)	(11,312)	(15,477)

Net income/(loss)	$4,949	$(13,623)	$(13,613)

Company’s equity in net loss of unconsolidated partnerships (1)	$(2,489)	$(1,645)	$(2,390)

Fees earned by the Company (2)	$1,011	$1,400	$2,700

(1)

During the year ended December 31, 2011, PREI I LLC recorded a gain on sale of discontinued operations upon sale of certain properties to the Company. In accordance with the equity method of accounting, the Company’s share of the equity in net income in PREI I LLC excludes any gain on sale since such gain was generated upon sale of the properties to the Company. The Company recorded a gain on revaluation of the acquired unconsolidated partnership. See Note 12 for further information on this gain and the Rogers Street acquisition.

(2)

The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of income.

9. Derivatives and Other Financial Instruments

As of December 31, 2011, the Company had deferred interest costs of approximately $49.1 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately eight years.

The following is a summary of the Company’s derivative instruments and their fair-values, which are included in derivative instruments (liability account) or other assets based on their respective balances on the accompanying consolidated balance sheets (in thousands):

	September 30,	September 30,
	Fair-Value(1)
	December 31,
	2011	2010
Interest rate swaps (2)	$—	$(3,826)
Other (3)	9	26

Total derivative instruments	$9	$(3,800)

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company’s use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. As a result, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the year ended December 31, 2011 of approximately $1.0 million. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $12,000 for the year ended December 31, 2011, which is included as a component of loss on derivative instruments.

During the year ended December 31, 2011, the Company recorded total losses on derivative instruments of $544,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. For the years ended December 31, 2010 and 2009, the Company recognized a loss of approximately $453,000 and a gain of approximately $203,000, respectively, as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $10.4 million, $17.5 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, and (2) a loss on derivative instruments of $544,000 and $453,000 for the years ended December 31, 2011 and 2010, respectively, and a gain on derivative instruments of $203,000 for the year ended December 31, 2009. During the next twelve months, the Company estimates that an additional $6.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, for the years ended December 31, 2011, 2010 and 2009, approximately $236,000, $723,000 and $2.7 million, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$104	$2,084	$21,960

The following is a summary of the amount of loss reclassified from accumulated other comprehensive loss to interest expense related to the derivative instruments (in thousands):

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(3,385)	$(10,343)	$(16,248)
Forward starting swaps(2)	(7,027)	(7,114)	(3,588)

Total interest rate swaps	$(10,412)	$(17,457)	$(19,836)

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

The following is a summary of the amount of (loss)/gain recognized in income as a loss on derivative instruments related to the ineffective portion of the derivative instruments (in thousands):

	September 30,	September 30,	September 30,
	Year Ended
	December 31,
	2011	2010	2009
Amount of (loss)/gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$(360)	$(507)
Ineffective interest rate swaps	(544)	—	790

Total interest rate swaps	(544)	(360)	283
Other derivative instruments	—	(93)	(80)

Total (loss)/gain on derivative instruments	$(544)	$(453)	$203

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2011 and 2010 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, security deposits, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.

The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair-values. The Company receives quotations from a third party to use in estimating these fair-values.

At December 31, 2011 and 2010, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	Fair-Value	Carrying Value	Fair-Value	Carrying Value
Mortgage notes payable, net	$670,931	$587,844	$729,561	$657,922
Notes due 2026, net (1)	—	—	23,244	19,522
Notes due 2030	206,775	180,000	209,128	180,000
Notes due 2016, net	396,880	397,810	—	—
Notes due 2020, net	266,775	247,771	262,950	247,571
Unsecured line of credit	268,000	268,000	388,567	392,450
Derivative instruments (2)	9	9	(3,800)	(3,800)
Available-for-sale securities	988	988	4,060	4,060

(1)	In October 2011, the Operating Partnership repurchased and redeemed in full the outstanding principal amount of the Notes due 2026.
(2)

The Company’s derivative instruments are reflected in other assets and derivative instruments (liability account) on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Incentive Award Plan

The Company has adopted the 2009 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 5,340,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2011, 2,039,029 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally four to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. Since inception, the Company has only awarded restricted stock grants and LTIP units. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

	September 30,	September 30,
	Unvested Restricted Shares/LTIP Units	Weighted Average Grant- Date Fair-Value
Balance at December 31, 2008	900,841	$18.92
Granted	603,900	12.38
Vested	(189,658)	27.02
Forfeited	(19,325)	13.52

Balance at December 31, 2009	1,295,758	14.77
Granted	658,859	16.55
Vested	(332,183)	16.90
Forfeited	(34,374)	11.19

Balance at December 31, 2010	1,588,060	15.15
Granted	630,337	18.38
Vested	(467,120)	16.03
Forfeited	(30,215)	16.17

Balance at December 31, 2011	1,721,062	$16.09

Selected data of the Company’s incentive award plan is presented below (in thousands except share and period amounts):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Aggregate value of shares granted	$11,612	$10,901	$7,475
Fair-value of shares vested	$8,547	$5,278	$2,011
Stock-based compensation expense recognized in general and administrative expenses and rental operations expense	$7,582	$6,988	$5,625
Shares surrendered to the Company and retired in lieu of cash payments for taxes due on the vesting of restricted stock	129,342	79,555	3,435
Data at period end:
Total compensation to be expensed related to unvested awards in future periods	$18,886
Weighted average expense period (in years)	2.8

12. Acquisitions

The Company acquired the following properties during the year ended December 31, 2011. The table below reflects the purchase price allocation for these acquisitions (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Property	Acquisition Date	Investments in Real Estate	Above Market Lease	In-Place Lease	Management Agreement	Below Market Ground Lease	Acquisition Date Fair Value
1701 / 1711 Research Blvd.	May 9, 2011	$16,327	$—	$1,144	$29	$—	$17,500
450 Kendall Street (Kendall G)	May 31, 2011	8,229	—	—	—	—	8,229
Ardsley Park	June 23, 2011	16,188	610	1,108	94	—	18,000
Wateridge Circle	November 1, 2011	41,010	777	4,400	313	—	46,500
320 Bent Street (1)	December 14, 2011	87,900	780	12,698	1,298	3,599	106,275
301 Binney Street (1)	December 14, 2011	217,073	3,191	25,370	2,397	7,390	255,421
301 Binney Street Garage (1)	December 14, 2011	15,751	—	—	—	389	16,140
Kendall Crossing Apartments (1)	December 14, 2011	6,947	—	153	9	233	7,342

Total		$409,425	$5,358	$44,873	$4,140	$11,611	$475,407

Weighted average intangible amortization life (in months)			61	61	61	603

(1)

The Company acquired PREI’s 80% membership interest in the entity that owned these properties through the PREI I LLC joint venture. As a result, these properties became 100% owned by the Company on December 14, 2011. See “Rogers Street Acquisition” below for further discussion.

Revenues of approximately $3.9 million and net loss of approximately $309,000 associated with properties acquired in 2011 are included in the consolidated income statements for the year ended December 31, 2011 for both the Company and the Operating Partnership.

Rogers Street Acquisition

On December 14, 2011, the Company acquired 320 Bent Street, 301 Binney Street, 301 Binney Street Garage, and Kendall Crossing Apartments (the “Rogers Street Properties”) from PREI I LLC for cash of $308.0 million for the 80% interest indirectly held by PREI. The remaining 20% interest was previously indirectly owned by the Company through its 20% interest in PREI I LLC and was distributed to the Company in connection with this transaction. Upon the acquisition of the controlling interest of the Rogers Street Properties, the properties were consolidated and a gain of $4.7 million was recognized in other (expense)/income on the consolidated statement of income equal to the amount by which the fair-value of the 20% interest the Company previously owned exceeded its carrying value. PREI I LLC concurrently repaid the remaining outstanding balance of its secured acquisition and interim loan facility of $199.3 million through proceeds from the sale and capital contributions of the members, of which the Company’s portion was $39.9 million.

Selected data regarding the acquisition of the Rogers Street Properties is presented below (in thousands):

September 30,
December 14, 2011
Cash consideration paid for the Rogers Street Properties	$308,000
Cash acquired	(2,051)

Net cash paid by the Company to acquire the Rogers Street Properties	305,949

Fair-value of the Company’s previously owned interest in the Rogers Street Properties	$77,000
Less: carrying value of the Company’s previously owned interest in the Rogers Street Properties	(72,321)

Gain on revaluation of acquired unconsolidated joint venture	$4,679

Net cash paid by the Company to acquire the Rogers Street Properties	$305,949
Fair-value of the Company’s previously owned interest in the Rogers Street Properties	77,000
Net liabilities assumed	2,229

Acquisition date fair-value of the Rogers Street Properties	$385,178

Pro Forma Results of the Parent Company (unaudited)

The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2011 as if they had taken place on January 1, 2010, are as follows (In thousands except per share amounts):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Total revenues	$474,669	$426,457
Net income available to common stockholders	19,786	12,531
Net income per share available to common stockholders - basic and diluted	$0.15	$0.11

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

Pro Forma Results of the Operating Partnership (unaudited)

The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2011 as if they had taken place on January 1, 2010, are as follows (In thousands except per share amounts):

	September 30,	September 30,
	Year Ended December 31,
	2011	2010
Total revenues	$474,669	$426,457
Net income available to unitholders	20,355	13,077
Net income per unit available to unitholders - basic and diluted	$0.15	$0.11

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2010, nor does it intend to be a projection of future results.

13. Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc. and Vertex Pharmaceuticals Incorporated, comprised 14.5% and 10.0%, or $48.0 million and $33.2 million, respectively, of rental revenues for the year ended December 31, 2011; 16.3% and 11.8%, or $48.0 million and $34.9 million, respectively, of rental revenues for the year ended December 31, 2010; and 17.8% and 13.2%, or $48.0 million and $35.6 million, respectively, of rental revenues for the year ended December 31, 2009. These tenants are located in the Company’s Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2011, the Company had approximately $92.7 million outstanding in construction and other related commitments related to construction, development, tenant improvements, renovation costs, leasing commissions, and general property-related capital expenditures, with approximately $92.2 million expected to be paid in 2012, approximately $495,000 expected to be paid in 2013 and 2014, and approximately $9,000 expected to be paid in 2015 and 2016.

Insurance

The Company carries insurance coverage on its properties with policy specifications and insured limits that it believes are adequate given the relative risk of loss, cost of the coverage and standard industry practice. However, certain types of losses (such as from the perils of earthquakes, windstorms, terrorism and floods) may be either uninsurable or not economically insurable. Further, certain of the properties are located in areas that are subject to earthquake activity, windstorms and floods. Should a property sustain damage as a result of an earthquake, windstorm or flood, the Company may incur losses due to insurance deductibles, co-payments on insured losses or uninsured losses. Should an uninsured loss occur, the Company could lose some or all of its capital investment, cash flow and anticipated profits related to one or more properties.

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

Tax Indemnification Agreements and Minimum Debt Requirements

As a result of the contribution of properties to the Operating Partnership, the Company has indemnified the contributors of the properties against adverse tax consequences if it directly or indirectly sells, exchanges or otherwise disposes of the properties in a taxable transaction before the ten-year anniversary of the completion of the Company’s initial public offering (the “Offering”). The Company also has agreed to use its reasonable best efforts to maintain at least $8.0 million of debt, some of which must be property specific, for a period of ten years following the date of the Offering to enable certain contributors to guarantee the debt in order to defer potential taxable gain they may incur if the Operating Partnership repays the existing debt.

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2011, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

14. Quarterly Financial Information of the Parent Company (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands, except per share data) was as follows.

	September 30,	September 30,	September 30,	September 30,
	2011 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$112,370	$114,986	$106,798	$105,545
Net income	15,953	8,937	7,947	9,878
Net income attributable to noncontrolling interests	(244)	(106)	(68)	(107)
Preferred dividends	(3,651)	(3,901)	(4,241)	(4,241)
Net income available to common stockholders	$12,058	$4,765	$3,638	$5,530
Net income per share available to common stockholders—basic and diluted	$0.08	$0.03	$0.03	$0.04

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$105,036	$95,733	$92,912	$92,756
Net income	12,940	9,177	8,535	8,661
Net income attributable to noncontrolling interests	(178)	(104)	(95)	(121)
Preferred dividends	(4,241)	(4,241)	(4,241)	(4,241)
Net income available to common stockholders	$8,521	$4,832	$4,199	$4,299
Net income per share available to common stockholders—basic and diluted	$0.06	$0.04	$0.04	$0.04

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

15. Quarterly Financial Information of the Operating Partnership (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2011 and 2010 (in thousands, except per share data) was as follows.

	September 30,	September 30,	September 30,	September 30,
	2011 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$112,370	$114,986	$106,798	$105,545
Net income	15,953	8,937	7,947	9,878
Net loss attributable to noncontrolling interests	8	5	14	18
Preferred distributions	(3,651)	(3,901)	(4,241)	(4,241)
Net income available to unitholders	$12,310	$4,876	$3,720	$5,655
Net income per unit attributable to unitholders—basic and diluted	$0.08	$0.03	$0.03	$0.04

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$105,036	$95,733	$92,912	$92,756
Net income	12,940	9,177	8,535	8,661
Net loss attributable to noncontrolling interests	10	18	14	6
Preferred distributions	(4,241)	(4,241)	(4,241)	(4,241)
Net income available to unitholders	$8,709	$4,954	$4,309	$4,427
Net income per unit attributable to unitholders—basic and diluted	$0.06	$0.04	$0.04	$0.04

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011

(In thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Initial Cost			Costs	Gross amount carried at December 31, 2011
Property	Year Built/ Renovated	Encumbrances	Land	Ground Lease	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	—	$1,942	—	$31,293	$258	$1,942	$31,551	$33,493	$(5,200)	$28,293
Ardentech Court	1997/2008	—	2,742	—	5,379	6,919	2,742	12,298	15,040	(3,501)	11,539
Ardenwood Venture	1985	—	3,550	—	10,603	4,425	3,550	15,028	18,578	(2,851)	15,727
Ardsley Park (4)	1956/2000	—	6,581	—	9,587	7,365	6,581	16,952	23,533	(84)	23,449
Balboa Avenue	1968/2000	—	1,316	—	9,493	567	1,316	10,060	11,376	(1,941)	9,435
Bayshore Boulevard	2000	—	3,667	—	22,593	7,486	3,667	30,079	33,746	(8,456)	25,290
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(3,097)	15,973
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	30	2,580	13,744	16,324	(2,383)	13,941
9911 Belward Campus Drive	2001	—	4,160	—	196,814	—	4,160	196,814	200,974	(28,657)	172,317
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(1,643)	13,498
320 Bent Street	2003	—	—	—	87,900	—	—	87,900	87,900	(200)	87,700
301 Binney Street	2007	—	—	—	217,073	—	—	217,073	217,073	(576)	216,497
301 Binney Street Garage	2007	—	—	—	15,751	—	—	15,751	15,751	(19)	15,732
Center for Life Science Boston	2008	342,149	60,000	—	407,747	255,926	60,000	663,673	723,673	(67,847)	655,826
Bridgeview Technology Park I	1977/2002	—	2,493	—	14,716	19,342	2,493	34,058	36,551	(7,199)	29,352
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	—	1,522	13,066	14,588	(2,218)	12,370
Charles Street	1911/1986	—	5,000	—	7,033	29	5,000	7,062	12,062	(1,102)	10,960
Coolidge Avenue	1962/1999	—	2,760	—	7,102	244	2,760	7,346	10,106	(1,201)	8,905
Dumbarton Circle	1990	—	2,723	—	5,097	235	2,723	5,332	8,055	(2,681)	5,374
Eccles Avenue (5)	1965/1995	—	21,257	—	608	5,874	21,257	6,482	27,739	(608)	27,131
Eisenhower Road	1973/2000	—	416	—	2,614	1,062	416	3,676	4,092	(983)	3,109
Elliott Avenue	1925/2004	—	10,124	—	38,911	33,558	10,124	72,469	82,593	(6,416)	76,177
21 Erie Street	1925/2004	—	3,366	—	18,372	88	3,366	18,460	21,826	(3,056)	18,770
40 Erie Street	1996	—	7,593	—	33,765	2,563	7,593	36,328	43,921	(5,621)	38,300
4570 Executive Drive	1999	—	7,685	—	48,693	—	7,685	48,693	56,378	(3,195)	53,183
4775 / 4785 Executive Drive	2009	—	10,180	—	17,100	643	10,180	17,743	27,923	(570)	27,353
500 Fairview Avenue	1959/1991	—	—	—	3,285	263	—	3,548	3,548	(2,719)	829
530 Fairview Avenue	2008	—	2,703	—	694	43,676	2,703	44,370	47,073	(5,393)	41,680
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(1,140)	7,431
Forbes Boulevard	1978	—	19,250	—	13,334	464	19,250	13,798	33,048	(1,446)	31,602

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Initial Cost			Costs	Gross amount carried at December 31, 2011
Property	Year Built/ Renovated	Encumbrances	Land	Ground Lease	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	7,456	3,500	25,778	29,278	(3,315)	25,963
Gateway Business Park	1991-1998	—	116,851	—	10,981	—	116,851	10,981	127,832	(2,889)	124,943
Gazelle Court	2011	—	10,100	—	1,769	55,894	10,100	57,663	67,763	(996)	66,767
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	1,625	1,575	12,654	14,229	(1,852)	12,377
Graphics Drive	1992/2007	—	800	—	6,577	6,904	800	13,481	14,281	(3,539)	10,742
Industrial Road	2001/2005	—	12,000	—	41,718	16,088	12,000	57,806	69,806	(19,712)	50,094
3525 John Hopkins Court	1991	—	3,993	—	18,183	281	3,993	18,464	22,457	(652)	21,805
3545-3575 John Hopkins Court	1991/2008	—	3,560	—	19,495	15,798	3,560	35,293	38,853	(3,712)	35,141
Kaiser Drive	1990	—	3,430	—	6,093	10,391	3,430	16,484	19,914	(2,172)	17,742
450 Kendall Street (Kendall G) (5)	—	—	—	—	8,229	497	—	8,726	8,726	—	8,726
500 Kendall Street (Kendall D)	2002	62,261	3,572	—	166,308	597	3,572	166,905	170,477	(27,632)	142,845
Kendall Crossing Apartments	2003	—	—	—	6,947	—	—	6,947	6,947	(15)	6,932
King of Prussia Road	1954/2004	—	12,813	—	66,152	1,063	12,813	67,215	80,028	(12,608)	67,420
Landmark at Eastview (6)	1958/2008	—	—	14,210	61,996	191,812	16,944	251,074	268,018	(33,092)	234,926
Medical Center Drive	1995	—	9,620	—	43,561	7,432	9,620	50,993	60,613	(2,226)	58,387
Monte Villa Parkway	1996/2002	—	1,020	—	10,711	382	1,020	11,093	12,113	(2,157)	9,956
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(4,664)	50,425
6828 Nancy Ridge Drive	1983/2001	6,373	2,344	—	9,611	1,755	2,344	11,366	13,710	(2,120)	11,590
Science Center at Oyster Point	2008-2009	—	19,464	—	89,762	—	19,464	89,762	109,226	(3,590)	105,636
One Research Way	1980/2008	—	1,813	—	6,454	6,183	1,813	12,637	14,450	(1,077)	13,373
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	2,720	5,400	14,213	19,613	(2,403)	17,210
Pacific Research Center	2000/2008	—	74,147	—	142,437	115,893	74,147	258,330	332,477	(28,804)	303,673
3500 Paramount Parkway	1999	—	1,080	—	14,535	—	1,080	14,535	15,615	(756)	14,859
Patriot Drive	1984/2001	—	848	—	6,906	—	848	6,906	7,754	(349)	7,405
Phoenixville Pike	1989/2008	—	1,204	—	10,087	12,836	1,204	22,923	24,127	(4,799)	19,328
Research Boulevard (4)	1970/2004	—	7,492	—	8,834	647	7,492	9,481	16,973	(267)	16,706
Road to the Cure	1977/2007	—	4,430	—	19,128	3,912	4,430	23,040	27,470	(4,516)	22,954
San Diego Science Center	19,732.002	—	3,871	—	21,875	2,214	3,871	24,089	27,960	(4,607)	23,353
10240 Science Center Drive	2002	—	4,079	—	12,124	20	4,079	12,144	16,223	(554)	15,669
Science Center Drive	1995	—	2,630	—	16,029	20	2,630	16,049	18,679	(2,959)	15,720
Shady Grove Road	2003	146,581	28,895	—	197,548	3,341	28,895	200,889	229,784	(29,207)	200,577
Sidney Street	2000	26,400	7,579	—	50,459	71	7,579	50,530	58,109	(8,328)	49,781
Sorrento Plaza	1978/2003	—	2,364	—	5,946	330	2,364	6,276	8,640	(312)	8,328
11388 Sorrento Valley Road	2000	—	2,366	—	8,514	170	2,366	8,684	11,050	(463)	10,587
Sorrento Valley Boulevard	1982	—	4,140	—	15,036	34	4,140	15,070	19,210	(2,145)	17,065
Sorrento West	1974-1984	—	13,455	—	11,990	5,744	13,455	17,734	31,189	(1,252)	29,937
Spring Mill Drive	1988	—	1,074	—	7,948	863	1,074	8,811	9,885	(1,648)	8,237

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Initial Cost			Costs	Gross amount carried at December 31, 2011
Property	Year Built/ Renovated	Encumbrances	Land	Ground Lease	Buildings and Improvements	Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(2,561)	16,118
Torreyana Road	1980/1997	—	7,660	—	24,468	—	7,660	24,468	32,128	(3,002)	29,126
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,206	5,738	23,197	28,935	(2,863)	26,072
9885 Towne Centre Drive	2001/2008	—	4,982	—	28,513	—	4,982	28,513	33,495	(5,257)	28,238
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(1,865)	10,792
900 Uniqema Boulevard	2000	814	404	—	3,692	22	404	3,714	4,118	(589)	3,529
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	71	1,350	13,300	14,650	(2,067)	12,583
Vassar Street	1950/1998	—	2,040	—	13,841	11,436	2,040	25,277	27,317	(3,398)	23,919
Waples Street	1983/2005	—	2,470	—	2,907	11,039	2,470	13,946	16,416	(6,738)	9,678
Wateridge Circle	2001	—	6,536	—	34,474	12	6,536	34,486	41,022	(286)	40,736
Walnut Street	1972/2004	—	5,200	—	36,067	—	5,200	36,067	41,267	(5,887)	35,380
Weston Parkway	1990	—	536	—	5,022	—	536	5,022	5,558	(173)	5,385
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	807	4,922	121,989	126,911	(20,016)	106,895
West Watkins Mill	1999	—	2,320	—	10,393	198	2,320	10,591	12,911	(856)	12,055
50 West Watkins Mill	1988/2005	—	1,451	—	11,611	—	1,451	11,611	13,062	(723)	12,339
217th Place	1987/2007	—	7,125	—	3,529	14,626	7,125	18,155	25,280	(2,801)	22,479

Total		$584,578	$630,073	$14,210	$2,819,652	$938,785	$647,017	$3,755,703	$4,402,720	$(452,474)	$3,950,246

(1)	Includes mortgage notes secured by various properties but excludes unamortized debt premium of $3.3 million.
(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $4.8 billion as of December 31, 2011 (unaudited).
(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than one year to 40 years.
(4)	The property or a portion of the property was under development or pre-development as of December 31, 2011.
(5)	This property represents the potential for ground up development
(6)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Investment in real estate:
Balance at beginning of year	$3,878,092	$3,216,541	$3,122,539
Property acquisitions	475,407	525,886	—
Improvements	49,221	135,665	94,002

Balance at end of year	$4,402,720	$3,878,092	$3,216,541
Accumulated Depreciation:
Balance at beginning of year	$(341,978)	$(244,774)	$(162,110)
Depreciation expense	(110,496)	(97,204)	(82,664)

Balance at end of year	$(452,474)	$(341,978)	$(244,774)

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, BioMed Realty Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2011, the end of the company’s most recent fiscal year. BioMed Realty Trust, Inc.’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over BioMed Realty Trust, Inc.’s internal control over financial reporting. Such report appears on page 64 of this report.

Changes in Internal Control over Financial Reporting

There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the operating partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, the operating partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the operating partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the operating partnership’s internal control over financial reporting was effective as of December 31, 2011, the end of the operating partnership’s most recent fiscal year.

Changes in Internal Control over Financial Reporting

There has been no change in the operating partnership’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the operating partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As described in the section “New Annual Cash Bonus Plan” under Item 5.02 of BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012, BioMed Realty Trust, Inc. established an Annual Incentive Bonus Plan, which is filed as Exhibit 10.9 hereto and incorporated herein by reference. The description of the Annual Incentive Bonus Plan contained in the previously filed Current Report on Form 8-K is qualified in its entirety by reference to the full text of the Annual Incentive Bonus Plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(1)

3.2	Articles of Amendment of BioMed Realty Trust, Inc.(2)

3.3	Articles of Amendment of BioMed Realty Trust, Inc.(3)

3.4	Second Amended and Restated Bylaws of BioMed Realty Trust, Inc.(4)

3.5	Articles Supplementary Classifying BioMed Realty Trust, Inc.’s 7.375% Series A Cumulative Redeemable Preferred Stock.(5)

3.6	Certificate of Limited Partnership of BioMed Realty, L.P.(6)

3.7	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.(6)

4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(7)

4.2	Form of Certificate for 7.375% Series A Cumulative Redeemable Preferred Stock of BioMed Realty Trust, Inc.(5)

4.3	Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030.(8)

4.4	Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and the guarantee thereof.(9)

4.5	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee.(10)

4.6	Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof.(10)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(11)

10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)

10.3	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(12)

10.4	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(13)

10.5	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(14)

10.6	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(13)

10.7	Form of Long Term Incentive Plan Unit Award Agreement.(15)

10.8	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan.(16)

10.9*	Annual Incentive Bonus Plan.

Exhibit Number	Description of Exhibit

10.10	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(16)

10.11	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(16)

10.12	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(16)

10.13	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(16)

10.14	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin.(16)

10.15	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(17)

10.16	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(18)

10.17	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.18	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.19	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.20	Contribution Agreement between Matthew G. McDevitt and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.21	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(7)

10.22	Form of Line Note under Unsecured Credit Agreement.(19)

10.23	Form of Competitive Bid Note under Unsecured Credit Agreement.(19)

10.24	Form of Swing Loan Note under Unsecured Credit Agreement.(19)

10.25	Unsecured Credit Agreement, dated as of July 14, 2011, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(19)

10.26	Lease Agreement, dated as of May 24, 2006, between BMR-Belward Campus Drive LSM LLC and Human Genome Sciences, Inc.(20)

10.27	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(20)

10.28	Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(8)

10.29	Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(9)

10.30	Director Compensation Policy.(13)

10.31	Dividend Reinvestment and Stock Purchase Plan.(21)

12.1*	Ratio of Earnings to Fixed Charges.

21.1*	List of Subsidiaries of BioMed Realty Trust, Inc. and BioMed Realty, L.P.

23.1*	Consent of KPMG LLP.

31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.†

101.SCH*	XBRL Taxonomy Extension Schema Document.†

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Filed herewith.

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

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.	BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc. Its general partner

/s/ ALAN D. GOLD	/s/ ALAN D. GOLD

Alan D. Gold Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Alan D. Gold Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ GREG N. LUBUSHKIN	/s/ GREG N. LUBUSHKIN

Greg N. Lubushkin Chief Financial Officer (Principal Financial Officer)	Greg N. Lubushkin Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN A. WILLEY	/s/ STEPHEN A. WILLEY

Stephen A. Willey Vice President, Chief Accounting Officer (Principal Accounting Officer)	Stephen A. Willey Vice President, Chief Accounting Officer (Principal Accounting Officer)

Dated: February 9, 2012	Dated: February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARBARA R. CAMBON	Director	February 9, 2012
Barbara R. Cambon

/s/ EDWARD A. DENNIS	Director	February 9, 2012
Edward A. Dennis

/s/ RICHARD I. GILCHRIST	Director	February 9, 2012
Richard I. Gilchrist

/s/ GARY A. KREITZER	Executive Vice President,	February 9, 2012
Gary A. Kreitzer	General Counsel and Director

/s/ THEODORE D. ROTH	Director	February 9, 2012
Theodore D. Roth

/s/ M. FAYE WILSON	Director	February 9, 2012
M. Faye Wilson