Form 10-Q
period 2012-03-31
BioMed Realty Trust Inc
filed 2012-05-02
CIK 1289236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(858) 485-9840
(Registrant's telephone number, including area code)

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

BioMed Realty Trust, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

BioMed Realty, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

BioMed Realty Trust, Inc.	Yes ☐ No ☒
BioMed Realty, L.P.	Yes ☐ No ☒

The number of outstanding shares of BioMed Realty Trust, Inc.'s common stock, par value $0.01 per share, as of May 2, 2012 was 154,160,225.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2012 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of March 31, 2012, BioMed Realty Trust, Inc. owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how BioMed Realty Trust, Inc. and BioMed Realty, L.P. operate as an interrelated consolidated company. BioMed Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of BioMed Realty, L.P. As a result, BioMed Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of BioMed Realty, L.P., issuing public equity from time to time and guaranteeing certain debt of BioMed Realty, L.P. BioMed Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of BioMed Realty, L.P. BioMed Realty, L.P. holds substantially all the assets of the company and holds the ownership interests in the company's joint ventures. BioMed Realty, L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by BioMed Realty Trust, Inc., which are generally contributed to BioMed Realty, L.P. in exchange for partnership units, BioMed Realty, L.P. generates the capital required by the company's business through BioMed Realty, L.P.'s operations, by BioMed Realty, L.P.'s direct or indirect incurrence of indebtedness or through the issuance of partnership units.

Noncontrolling interests and stockholders' equity and partners' capital are the main areas of difference between the consolidated financial statements of BioMed Realty Trust, Inc. and those of BioMed Realty, L.P. The operating partnership and long term incentive plan units in BioMed Realty, L.P. that are not owned by BioMed Realty Trust, Inc. are accounted for as partners' capital in BioMed Realty, L.P.'s financial statements and as noncontrolling interests in BioMed Realty Trust, Inc.'s financial statements. The noncontrolling interests in BioMed Realty, L.P.'s financial statements include the interests of joint venture partners. The noncontrolling interests in BioMed Realty Trust, Inc.'s financial statements include the same noncontrolling interests at the BioMed Realty, L.P. level as well as the limited partnership unitholders of BioMed Realty, L.P., not including BioMed Realty Trust, Inc. The differences between stockholders' equity and partners' capital result from the differences in the equity issued at the BioMed Realty Trust, Inc. and the BioMed Realty, L.P. levels.

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

To help investors understand the significant differences between our company and our operating partnership, this report presents the following separate sections for each of BioMed Realty Trust, Inc. and BioMed Realty, L.P.:

•	consolidated financial statements,

•	the following notes to the consolidated financial statements:

•	Equity / Partners' Capital,

•	Debt, and

•	Earnings Per Share / Unit,

•	Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of
Operations, and

•	Unregistered Sales of Equity Securities and Use of Proceeds.

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

2

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Item 4 Mine Safety Disclosures	30

Item 5 Other Information	30

Item 6 Exhibits	30

SIGNATURES	32

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,037,928	$3,950,246
Investments in unconsolidated partnerships	32,901	33,389
Cash and cash equivalents	13,336	16,411
Accounts receivable, net	4,426	5,141
Accrued straight-line rents, net	134,371	130,582
Deferred leasing costs, net	164,002	157,255
Other assets	158,285	135,521
Total assets	$4,545,249	$4,428,545
LIABILITIES AND EQUITY
Mortgage notes payable, net	$559,111	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	645,749	645,581
Unsecured senior term loan	400,000	—
Unsecured line of credit	26,000	268,000
Accounts payable, accrued expenses and other liabilities	156,669	134,924
Total liabilities	1,967,529	1,816,349
Equity:
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000,000 liquidation preference ($25.00 per share), 7,920,000 shares issued and outstanding at March 31, 2012 and December 31, 2011	191,469	191,469
Common stock, $.01 par value, 200,000,000 shares authorized, 154,163,339 and 154,101,482 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,541	1,541
Additional paid-in capital	2,773,248	2,773,994
Accumulated other comprehensive loss, net	(58,882)	(60,138)
Dividends in excess of earnings	(339,243)	(304,759)
Total stockholders' equity	2,568,133	2,602,107
Noncontrolling interests	9,587	10,089
Total equity	2,577,720	2,612,196
Total liabilities and equity	$4,545,249	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental	$91,475	$79,905
Tenant recoveries	28,453	24,541
Other revenue	84	747
Total revenues	120,012	105,193
Expenses:
Rental operations	36,729	31,073
Depreciation and amortization	44,934	33,749
General and administrative	8,614	7,421
Acquisition related expenses	633	320
Total expenses	90,910	72,563
Income from operations	29,102	32,630
Equity in net loss of unconsolidated partnerships	(355)	(648)
Interest expense, net	(22,219)	(21,191)
Other income / (expense)	174	(1,054)
Income from continuing operations	6,702	9,737
(Loss) / income from discontinued operations	(4,420)	141
Net income	2,282	9,878
Net loss / (income) attributable to noncontrolling interests	30	(107)
Net income attributable to the Company	2,312	9,771
Preferred stock dividends	(3,651)	(4,241)
Net (loss) / income available to common stockholders	$(1,339)	$5,530
Income from continuing operations per share attributable to common stockholders:
Basic and diluted earnings per share	$0.02	$0.04
(Loss) / income from discontinued operations per share attributable to common stockholders:
Basic and diluted earnings per share	$(0.03)	$0.00
Net (loss) / income per share attributable to common stockholders:
Basic and diluted earnings per share	$(0.01)	$0.04
Weighted-average common shares outstanding:
Basic	152,659,258	129,771,733
Diluted	155,625,204	132,764,842

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,282	$9,878
Other comprehensive income:
Unrealized (loss) / gain on derivative instruments, net	(225)	2,545
Amortization of deferred interest costs	1,743	1,765
Reclassification on sale of equity securities	28	—
Unrealized loss on equity securities	(265)	(2,317)
Total other comprehensive income	1,281	1,993
Comprehensive income	3,563	11,871
Comprehensive loss / (income) attributable to noncontrolling interests	5	(151)
Comprehensive income attributable to the Company	$3,568	$11,720

See accompanying notes to consolidated financial statements.
BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196
Net issuances of unvested restricted common stock	—	38,386	—	(3,296)	—	—	(3,296)	—	(3,296)
Conversion of OP units to common stock	—	23,471	—	(73)	—	—	(73)	73	—
Vesting of share-based awards	—	—	—	2,689	—	—	2,689	—	2,689
Reallocation of equity to noncontrolling interests	—	—	—	(66)	—	—	(66)	66	—
Common stock dividends	—	—	—	—	—	(33,145)	(33,145)	—	(33,145)
OP unit distributions	—	—	—	—	—	—	—	(636)	(636)
Net income	—	—	—	—	—	2,312	2,312	(30)	2,282
Preferred stock dividends	—	—	—	—	—	(3,651)	(3,651)	—	(3,651)
Reclassification on sale of marketable securities	—	—	—	—	27	—	27	1	28
Unrealized loss on equity securities	—	—	—	—	(260)	—	(260)	(5)	(265)
Amortization of deferred interest costs	—	—	—	—	1,710	—	1,710	33	1,743
Unrealized loss on derivative instruments, net	—	—	—	—	(221)	—	(221)	(4)	(225)
Balance at March 31, 2012	$191,469	154,163,339	$1,541	$2,773,248	$(58,882)	$(339,243)	$2,568,133	$9,587	$2,577,720

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net income	$2,282	$9,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,026	33,835
Allowance for doubtful accounts	213	324
Non-cash revenue adjustments	3,469	2,617
Other non-cash adjustments	7,696	4,025
Compensation expense related to restricted common stock and LTIP units	2,689	1,871
Distributions representing a return on capital from unconsolidated partnerships	1,031	192
Changes in operating assets and liabilities:
Accounts receivable	902	(1,570)
Accrued straight-line rents	(4,427)	(4,314)
Deferred leasing costs	(2,517)	(2,462)
Other assets	(146)	(2,890)
Accounts payable, accrued expenses and other liabilities	8,376	(102)
Net cash provided by operating activities	64,594	41,404
Investing activities:
Purchases of investments in real estate and related intangible assets	(113,985)	—
Capital expenditures	(42,070)	(41,898)
Contributions to unconsolidated partnerships, net	(1,107)	—
Purchases of debt and equity securities	(1,125)	—
Proceeds from the sale of equity securities	79	—
Deposits to escrow for acquisitions	(1,000)	(875)
Net cash used in investing activities	(159,208)	(42,773)
Financing activities:
Payment of deferred loan costs	(3,071)	(2,383)
Unsecured line of credit proceeds	176,000	70,200
Unsecured line of credit payments	(418,000)	(411,650)
Principal payments on mortgage notes payable	(28,322)	(27,292)
Proceeds from unsecured senior term loan	400,000	—
Proceeds from unsecured senior notes	—	397,460
Deferred settlement payments on interest rate swaps, net	—	(52)
Distributions to operating partnership unit and LTIP unit holders	(596)	(509)
Dividends paid to common stockholders	(30,821)	(22,280)
Dividends paid to preferred stockholders	(3,651)	(4,241)
Net cash provided by / (used in) financing activities	91,539	(747)
Net decrease in cash and cash equivalents	(3,075)	(2,116)
Cash and cash equivalents at beginning of period	16,411	21,467
Cash and cash equivalents at end of period	$13,336	$19,351
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $2,360 and $1,494, respectively)	$13,077	$16,452
Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	March 31,
	2012	2011

Accrual for preferred stock dividends declared	$3,651	$4,241
Accrual for common stock dividends declared	33,145	26,248
Accrual for distributions declared for operating partnership unit and LTIP unit holders	636	598
Accrued additions to real estate and related intangible assets	34,651	21,755

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,037,928	$3,950,246
Investments in unconsolidated partnerships	32,901	33,389
Cash and cash equivalents	13,336	16,411
Accounts receivable, net	4,426	5,141
Accrued straight-line rents, net	134,371	130,582
Deferred leasing costs, net	164,002	157,255
Other assets	158,285	135,521
Total assets	$4,545,249	$4,428,545
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$559,111	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	645,749	645,581
Unsecured senior term loan	400,000	—
Unsecured line of credit	26,000	268,000
Accounts payable, accrued expenses and other liabilities	156,669	134,924
Total liabilities	1,967,529	1,816,349
Capital:
Partners' capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000,000 liquidation preference ($25.00 per unit), 7,920,000 units issued and outstanding at March 31, 2012 and December 31, 2011	191,469	191,469
Limited partners' capital, 2,956,508 and 2,979,979 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	9,834	10,332
General partner's capital, 154,163,339 and 154,101,482 units issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,433,978	2,469,233
Accumulated other comprehensive loss	(57,313)	(58,594)
Total partners' capital	2,577,968	2,612,440
Noncontrolling interests deficit	(248)	(244)
Total capital	2,577,720	2,612,196
Total liabilities and capital	$4,545,249	$4,428,545

See accompanying notes to consolidated financial statements.
BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Rental	$91,475	$79,905
Tenant recoveries	28,453	24,541
Other revenue	84	747
Total revenues	120,012	105,193
Expenses:
Rental operations	36,729	31,073
Depreciation and amortization	44,934	33,749
General and administrative	8,614	7,421
Acquisition related expenses	633	320
Total expenses	90,910	72,563
Income from operations	29,102	32,630
Equity in net loss of unconsolidated partnerships	(355)	(648)
Interest expense, net	(22,219)	(21,191)
Other income / (expense)	174	(1,054)
Income from continuing operations	6,702	9,737
(Loss) / income from discontinued operations	(4,420)	141
Net income	2,282	9,878
Net loss attributable to noncontrolling interests	4	18
Net income attributable to the Operating Partnership	2,286	9,896
Preferred unit distributions	(3,651)	(4,241)
Net (loss) / income available to unitholders	$(1,365)	$5,655
Income from continuing operations per unit attributable to common unitholders:
Basic and diluted earnings per unit	$0.02	$0.04
(Loss) / income from discontinued operations per unit attributable to common unitholders:
Basic and diluted earnings per unit	$(0.03)	$0.00
Net (loss) / income per unit available to unitholders:
Basic and diluted earnings per unit	$(0.01)	$0.04
Weighted-average units outstanding:
Basic	155,592,535	132,701,731
Diluted	155,592,535	132,701,731

See accompanying notes to consolidated financial statements.
BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,282	$9,878
Other comprehensive income:
Unrealized (loss) / gain on derivative instruments, net	(225)	2,545
Amortization of deferred interest costs	1,743	1,765
Reclassification on sale of equity securities	28	—
Unrealized loss on equity securities	(265)	(2,317)
Total other comprehensive income	1,281	1,993
Comprehensive income	$3,563	$11,871

See accompanying notes to consolidated financial statements.
BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Loss	Total Partner's Equity	Noncontrolling Interests Deficit	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2011	7,920,000	$191,469	2,979,979	$10,332	154,101,482	$2,469,233	$(58,594)	$2,612,440	$(244)	$2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	38,386	(3,296)	—	(3,296)	—	(3,296)
Conversion of OP units	—	—	(23,471)	73	23,471	(73)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	2,689	—	2,689	—	2,689
Reallocation of equity to limited partners	—	—	—	91	—	(91)	—	—	—	—
Distributions	—	(3,651)	—	(636)	—	(33,145)	—	(37,432)	—	(37,432)
Net income	—	3,651	—	(26)	—	(1,339)	—	2,286	(4)	2,282
Reclassification on sale of marketable securities	—	—	—	—	—	—	28	28	—	28
Unrealized loss on equity securities	—	—	—	—	—	—	(265)	(265)	—	(265)
Amortization of deferred interest costs	—	—	—	—	—	—	1,743	1,743	—	1,743
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(225)	(225)	—	(225)
Balance at March 31, 2012	7,920,000	$191,469	2,956,508	$9,834	154,163,339	$2,433,978	$(57,313)	$2,577,968	$(248)	$2,577,720

See accompanying notes to consolidated financial statements.
BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net income	$2,282	$9,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,026	33,835
Allowance for doubtful accounts	213	324
Non-cash revenue adjustments	3,469	2,617
Other non-cash adjustments	7,696	4,025
Compensation expense related to share-based payments	2,689	1,871
Distributions representing a return on capital from unconsolidated partnerships	1,031	192
Changes in operating assets and liabilities:
Accounts receivable	902	(1,570)
Accrued straight-line rents	(4,427)	(4,314)
Deferred leasing costs	(2,517)	(2,462)
Other assets	(146)	(2,890)
Accounts payable, accrued expenses and other liabilities	8,376	(102)
Net cash provided by operating activities	64,594	41,404
Investing activities:
Purchases of investments in real estate and related intangible assets	(113,985)	—
Capital expenditures	(42,070)	(41,898)
Contributions to unconsolidated partnerships, net	(1,107)	—
Purchases of debt and equity securities	(1,125)	—
Proceeds from the sale of equity securities	79	—
Deposits to escrow for acquisitions	(1,000)	(875)
Net cash used in investing activities	(159,208)	(42,773)
Financing activities:
Payment of deferred loan costs	(3,071)	(2,383)
Unsecured line of credit proceeds	176,000	70,200
Unsecured line of credit payments	(418,000)	(411,650)
Principal payments on mortgage notes payable	(28,322)	(27,292)
Proceeds from unsecured senior term loan	400,000	—
Proceeds from unsecured senior notes	—	397,460
Deferred settlement payments on interest rate swaps, net	—	(52)
Distributions paid to unitholders	(31,417)	(22,789)
Distributions paid to preferred unitholders	(3,651)	(4,241)
Net cash provided by / (used in) financing activities	91,539	(747)
Net decrease in cash and cash equivalents	(3,075)	(2,116)
Cash and cash equivalents at beginning of period	16,411	21,467
Cash and cash equivalents at end of period	$13,336	$19,351
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $2,360 and $1,494, respectively)	$13,077	$16,452
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$33,781	$26,846
Accrual for preferred unit distributions declared	3,651	4,241
Accrued additions to real estate and related intangible assets	34,651	21,755

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company's tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company's properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania and Seattle.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership is held by limited partners. Each partner's percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2011.

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

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six variable interest entities, or VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Investment in real estate, net	$406,830	$409,327
Total assets	452,260	454,208
Total debt	146,155	146,581
Total liabilities	151,264	151,893

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$610,752	$591,009
Land under development	47,634	56,008
Buildings and improvements	3,752,831	3,615,678
Construction in progress	112,431	140,025
	4,523,648	4,402,720
Accumulated depreciation	(485,720)	(452,474)
	$4,037,928	$3,950,246

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company's net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company's strategy is to hold its properties over the long-term, if the Company's strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material.

In April 2012, the Company completed the exchange of a property for another real estate operating property. As a result, as of March 31, 2012, the property being disposed of was reclassified as held for sale. This property was written down to its estimated fair-value of $28.0 million, less costs to sell, which resulted in an impairment loss of $4.6 million, which is included in loss from discontinued operations, for the three months ended March 31, 2012. The parties to the exchange determined and agreed upon the fair-value of the property received in the transaction, which we consider to be a level 2 input in the fair value hierarchy. See Note 11 for discussion of discontinued operations.

Deferred Leasing Costs, Net

Deferred leasing costs, net of accumulated amortization at March 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	March 31, 2012	Amortization	Net
Acquired in-place leases	$272,330	$(158,499)	$113,831
Acquired management agreements	24,785	(13,242)	11,543
Deferred leasing and other direct costs	57,408	(18,780)	38,628
	$354,523	$(190,521)	$164,002

Deferred leasing costs, net of accumulated amortization at December 31, 2011 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2011	Amortization	Net
Acquired in-place leases	$260,552	$(150,453)	$110,099
Acquired management agreements	22,696	(12,641)	10,055
Deferred leasing and other direct costs	54,461	(17,360)	37,101
	$337,709	$(180,454)	$157,255

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Available-for-sale securities, historical cost	$5,298	$5,585
Other-than-temporary unrealized loss	(4,359)	(4,595)
Unrealized loss	(239)	(2)
Available-for-sale securities, fair-value(1)	700	988
Privately-held securities, cost basis	5,370	4,245
Total equity securities	$6,070	$5,233
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company's investments in available-for-sale securities of two publicly traded companies currently have fair-values that are less than the Company's cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the three months ended March 31, 2012. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company's cost basis, should be considered other-than-temporarily-impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company's remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company's lack of control or significant influence over such companies or funds. The Company owned equity securities of three privately-held companies and two privately-held funds during the three months ended March 31, 2012. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company's cost basis investments and therefore, no evaluation of impairment was performed during the three months ended March 31, 2012 on the Company's cost basis investments.

Management's Estimates

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

3. Equity of the Parent Company

During the three months ended March 31, 2012, the Parent Company issued restricted stock awards to the Company's employees totaling 218,911 shares of common stock (180,525 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock during the same period), which are included in the total of common stock outstanding as of the period end.

During the three months ended March 31, 2012, the Parent Company awarded 408,888 performance units (the “Performance Units”) to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company's common stock if vesting conditions are satisfied. Performance Units vest ratably over one, two and three year periods (each, a “Performance Period”) based upon the Parent Company's total stockholder return relative to its peer group. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions. The grant date fair-value of these awards of approximately $3.3 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation to be expensed in future periods as of March 31, 2012 was $3.0 million over a weighted-average of approximately 1.8 years. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of March 31, 2012, the Company had outstanding 154,163,339 shares of the Parent Company's common stock and 2,593,538 and 362,970 operating partnership and LTIP units, respectively. A share of the Parent Company's common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the three months ended March 31, 2012:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2012	Common stock and OP units	$0.21500	January 1, 2012 to March 31, 2012	April 16, 2012	$33,781
March 15, 2012	Series A preferred stock/units	$0.46094	January 16, 2012 to April 15, 2012	April 16, 2012	$3,651

Total 2012 dividends and distributions declared through March 31, 2012 (in thousands):

Common stock and OP units	$33,781
Series A preferred stock/units	3,651
$37,432

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at March 31, 2012, was approximately $56.4 million based on the average closing price of the Parent Company's common stock of $19.07 per share for the ten consecutive trading days immediately preceding March 31, 2012.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	March 31, 2012		December 31, 2011
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	152,814,354	98.1%	152,435,271	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,339,314	1.5%	2,332,318	1.5%
Operating partnership and LTIP units held by third parties	588,801	0.4%	588,801	0.4%
Total	155,742,469	100.0%	155,356,390	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of March 31, 2012, the Operating Partnership had outstanding 156,756,877 operating partnership units and 362,970 LTIP units. The Parent Company owned 98.1% of the partnership interests in the Operating Partnership at March 31, 2012, is the Operating Partnership's general partner and is responsible for the management of the Operating Partnership's business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner's notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner's notice of redemption in exchange for shares of the Parent Company's common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at March 31, 2012, was approximately $56.4 million based on the average closing price of the Parent Company's common stock of $19.07 per share for the ten consecutive trading days immediately preceding March 31, 2012.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership's Exchangeable Senior Notes due 2030 (the “Notes due 2030”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Term Loan (the “Term Loan”) and unsecured line of credit.

Debt of the Operating Partnership

A summary of the Operating Partnership's outstanding consolidated debt as of March 31, 2012 and December 31, 2011 was as follows (dollars in thousands):

	Stated Fixed Interest Rate	Effective Interest Rate	Principal Balance
			March 31, 2012	December 31, 2011	Maturity Date
Mortgage Notes Payable
Center for Life Science | Boston	7.75%	7.75%	$341,250	$342,149	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	61,749	62,261	December 1, 2018
6828 Nancy Ridge Drive	7.15%	5.38%	6,342	6,373	September 1, 2012
Shady Grove Road	5.97%	5.97%	146,155	146,581	September 1, 2016
Sidney Street (1)	7.23%	5.11%	—	26,400	June 1, 2012
900 Uniqema Boulevard	8.61%	5.61%	762	814	May 1, 2015
			556,258	584,578
Unamortized premiums			2,853	3,266
Mortgage notes payable, net			559,111	587,844
Exchangeable senior notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Unamortized discount (2)			(2,073)	(2,190)
Notes due 2016, net			397,927	397,810
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Unamortized discount (3)			(2,178)	(2,229)
Notes due 2020, net			247,822	247,771
Unsecured senior notes, net			645,749	645,581
Term Loan (4)	1.89%	2.35%	400,000	—	March 30, 2017
Unsecured line of credit (5)	1.79%	1.79%	26,000	268,000	July 13, 2015
Total consolidated debt			$1,810,860	$1,681,425
____________

(1)
During the three months ended March 31, 2012, the Operating Partnership repaid in full the outstanding mortgage notes totaling approximately $26.2 million pertaining to the Sidney Street property resulting in a gain on extinguishment, representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees, which is included in other income / (expense).

(2)	The unamortized debt discount will be amortized through April 15, 2016, the maturity date of the Notes due 2016.

(3)	The unamortized debt discount will be amortized through April 15, 2020, the maturity date of the Notes due 2020.

(4)	The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(5)
At March 31, 2012, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $723.1 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $910,000). During the three months ended March 31, 2012, the Operating Partnership amended the credit agreement governing the unsecured line of credit, which provides for a revision to the definition of “gross asset value” to conform to the definition included in the Term Loan credit facility and certain other revisions to reflect the existence of the Term Loan, including changes pertaining to cross-default provisions and negative pledge restrictions. All other material terms under the credit agreement governing the unsecured line of credit remain unchanged.

Unsecured Senior Term Loan

On March 30, 2012, the Operating Partnership entered into a $400.0 million Term Loan with KeyBank National Association as Administrative Agent and Co-Lead Arranger, Wells Fargo Securities, LLC as Co-Lead Arranger and Wells Fargo Bank National Association as Co-Syndication Agent, U.S. Bank National Association as Co-Syndication Agent and Co-Lead Arranger and other lenders. The Term Loan has a maturity date of March 30, 2017. Subject to the Administrative Agent's reasonable discretion, the Operating Partnership may increase the amount of the borrowings to $500.0 million under the Term Loan upon satisfying certain conditions. Borrowings under the Term Loan are guaranteed by the Parent Company.

Borrowings under the Term Loan bear interest at a floating rate equal to, at the Operating Partnership's option, either (1) reserve adjusted LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Company's credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 15 to 120 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 65 to 170 basis points or (c) one-month LIBOR plus a spread which ranges from 115 to 205 basis points, in each case, depending on the Parent Company's credit ratings.

Concurrent with the closing of the Term Loan the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the $400.0 million outstanding under the Term Loan at approximately 2.81% for a five-year term, subject to change depending on the Parent Company's credit ratings.

The Term Loan includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The Term Loan specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Term Loan and declare all amounts outstanding to be immediately due and payable. Management believes that it was in compliance with the covenants as of March 31, 2012.

As of March 31, 2012, principal payments due for the Operating Partnership's consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2012	$12,159
2013	8,291
2014	339,020
2015	32,253
2016	543,426
Thereafter(1)	877,109
$1,812,258
____________

(1)	Includes $180.0 million in principal payments of the Notes due 2030 based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through March 31, 2012 all of the Company's participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three months ended March 31, 2012 and 2011 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2012 and 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three months ended March 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2012 is the end of the Performance Units' Performance Period. For the three months ended March 31, 2012 and 2011, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Operating Partnership's Exchangeable Senior Notes due 2026 (the “Notes due 2026”) as the common stock price at March 31, 2011 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2012 and 2011. No other shares were considered anti-dilutive for the three months ended March 31, 2012 and 2011.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic earnings per share:
Income from continuing operations and noncontrolling interests	$6,702	$9,737
Income from continuing operations attributable to noncontrolling interests	(58)	(122)
Preferred dividends	(3,651)	(4,241)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(319)	(304)
Income from continuing operations attributable to common stockholders - basic	2,674	5,070

(Loss) / income from discontinued operations	(4,420)	141
Loss / (income) from discontinued operations attributable to noncontrolling interests	83	(3)
(Loss) / income from discontinued operations attributable to common stockholders - basic	(4,337)	138

Net (loss) / income attributable to common stockholders - basic	$(1,663)	$5,208
Diluted earnings per share:
Income from continuing operations attributable to common stockholders - basic	2,674	5,070
Income from continuing operations attributable to noncontrolling interests	58	122
Income from continuing operations attributable to common stockholders - diluted	2,732	5,192

(Loss) / income from discontinued operations attributable to common stockholders - basic	(4,337)	138
Loss / (income) from discontinued operations attributable to noncontrolling interests	(83)	3
(Loss) / income from discontinued operations attributable to common stockholders - diluted	(4,420)	141

Net (loss) / income attributable to common stockholders and participating securities - diluted	$(1,688)	$5,333
Weighted-average common shares outstanding:
Basic	152,659,258	129,771,733
Incremental shares from assumed conversion:
Operating partnership and LTIP units	2,965,946	2,993,109
Diluted	155,625,204	132,764,842
Basic and diluted earnings per share:
Income from continuing operations per share attributable to common stockholders - basic and diluted	$0.02	$0.04
(Loss) / income from discontinued operations per share attributable to common stockholders - basic and diluted	$(0.03)	$0.00
Net (loss) / income per share attributable to common stockholders - basic and diluted	$(0.01)	$0.04

7. Earnings Per Unit of the Operating Partnership

Through March 31, 2012 all of the Operating Partnership's participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three months ended March 31, 2012 and 2011 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three months ended March 31, 2012 and 2011 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three months ended March 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2012 is the end of the Performance Units' Performance Period. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at March 31, 2011 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Notes due 2030 were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three months ended March 31, 2012 and 2011. No other units were considered anti-dilutive for the three months ended March 31, 2012 and 2011.

Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2012	2011
Basic and diluted earnings per unit:
Income from continuing operations	$6,702	$9,737
Preferred dividends	(3,651)	(4,241)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(326)	(310)
Income from continuing operations attributable to common unitholders - basic and diluted	2,725	5,186

(Loss) / income from discontinued operations - basic and diluted	(4,420)	141

Net (loss) / income attributable to unitholders - basic and diluted	$(1,695)	$5,327
Weighted-average units outstanding:
Basic and diluted	155,592,535	132,701,731
Basic and diluted earnings per unit:
Income from continuing operations per unit attributable to common unitholders - basic and diluted	$0.02	$0.04
(Loss) / income from discontinued operations per share attributable to common unitholders - basic and diluted	$(0.03)	$0.00
Net (loss) / income per unit attributable to unitholders, basic and diluted	$(0.01)	$0.04

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2012 was as follows:

Name	Partner	Company's Ownership Interest	Company's Economic Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court(2)	Quidel Corporation	22%	22%	September 30, 2004
____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At March 31, 2012, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly owned subsidiary of PREI I LLC, with a contractual interest rate of 3.25% (including the applicable credit spread) and a maturity date of August 13, 2013.

(2)
The Company's investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.3 million at March 31, 2012. The Company's economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners' capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company's unconsolidated partnerships were as follows (in thousands):

	March 31, 2012	December 31, 2011
Assets:
Investments in real estate, net	$255,735	$257,297
Cash and cash equivalents (including restricted cash)	4,554	4,384
Other assets	2,334	2,392
Total assets	$262,623	$264,073
Liabilities and members' equity:
Mortgage notes payable and secured loan	$149,255	$149,256
Other liabilities	2,267	1,408
Members' equity	111,101	113,409
Total liabilities and equity	$262,623	$264,073
Company's net investment in unconsolidated partnerships	$32,901	$33,389

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$2,205	$2,052
Total expenses	(5,013)	(4,808)
Loss from continuing operations	(2,808)	(2,756)
Loss from discontinued operations	—	(1,919)
Net loss	$(2,808)	$(4,675)

Company's equity in net loss of unconsolidated partnerships	$(355)	$(648)

Fees earned by the Company (1)	$22	$357
____________

(1)
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

9. Derivatives and Other Financial Instruments

On March 30, 2012, the Company entered into four interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month LIBOR if the Strike Rate is less than one-month LIBOR or (2) pays such difference if the Strike Rate is greater than one-month LIBOR. The interest rate swaps hedge the Company's exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap's settlement date, associated with the amount of one-month LIBOR-based debt equal to each swap's notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership's Term Loan. No initial investment was made to enter into the interest rate swap agreements.

As of March 31, 2012, the Company had deferred interest costs of approximately $47.4 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company's exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately seven years.

The following is a summary of the terms of the interest rate swaps and stock purchase warrants and their respective fair-values, which are included in derivative instruments on the accompanying consolidated balance sheets (dollars in thousands):

	Notional Amount				Fair-Value(1)
		Strike Rate	Effective Date	Expiration Date	March 31, 2012	December 31, 2011
	$75,000	1.163%	March 30, 2012	March 30, 2017	$(88)	$—
	50,000	1.163%	March 30, 2012	March 30, 2017	(39)	—
	50,000	1.163%	March 30, 2012	March 30, 2017	(97)	—
	25,000	1.163%	March 30, 2012	March 30, 2017	(65)	—
Interest rate swaps	200,000				(289)	—
Other(2)	—				1	9
Total derivative instruments	$200,000				$(288)	$9
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)	Includes stock purchase warrants recorded as derivative instruments. Changes in the fair-values of stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in accumulated other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company's use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. As a result, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $31,000 for the three months ended March 31, 2011, which is included as a component of loss on derivative instruments. These swaps expired in August 2011.

During the three months ended March 31, 2012, the Company recorded total losses on derivative instruments of $8,000, primarily related to changes in the fair-value of stock purchase warrants. During the three months ended March 31, 2011, the Company recognized a loss of approximately $1.0 million primarily related to the reduction in the amount of the variable-rate indebtedness relating to the remaining $150.0 million interest rate swaps (see above), hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss) / gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $1.8 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively, and (2) a loss on derivative instruments, which is included in other income / (expense), of $8,000 and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. During the next twelve months, the Company estimates that an additional $8.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(299)	$(62)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(10)	$(1,645)
Forward starting swaps(2)	(1,742)	(1,765)
Total interest rate swaps	$(1,752)	$(3,410)

Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$(451)
Ineffective interest rate swaps	—	(535)
Total interest rate swaps	—	(986)
Other derivative instruments	(8)	(25)
Total loss on derivative instruments	$(8)	$(1,011)
____________

(1)
Amount represents payments made to swap counterparties for the effective portion of interest rate swaps that were recognized as an increase to interest expense for the periods presented (the amount was recorded as an increase and corresponding decrease to accumulated other comprehensive loss in the same accounting period).

(2)	Amount represents reclassifications of deferred interest costs from accumulated other comprehensive loss to interest expense related to the Company's previously settled forward starting swaps.

10. Fair-Value of Financial Instruments

The Company's disclosures of estimated fair-value of financial instruments at March 31, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.

The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying values of interest rate swaps are reflected at their fair-values. The Company receives quotations from a third party to use in estimating these fair-values.

At March 31, 2012 and December 31, 2011, the aggregate fair-value and the carrying value of the Company's financial instruments were as follows (in thousands):

	March 31, 2012		December 31, 2011
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$632,072	$559,111	$670,931	$587,844
Notes due 2030	211,950	180,000	206,775	180,000
Notes due 2016, net	411,880	397,927	396,880	397,810
Notes due 2020, net	280,500	247,822	266,775	247,771
Unsecured senior term loan	400,000	400,000	—	—
Unsecured line of credit	26,000	26,000	268,000	268,000
Derivative instruments (2)	(288)	(288)	9	9
Available-for-sale securities	700	700	988	988
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The Company's derivative instruments are reflected in other assets and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Discontinued Operations

In April 2012, the Company completed the exchange of an operating property on Forbes Boulevard in South San Francisco for an office property located in Redwood City, California. As a result, during the three months ended March 31, 2012, the Company reclassified the Forbes Boulevard property as held for sale. The table below reflects the details of the property held for sale and the exchange (in thousands):

Property	Date of Sale	Original Acquisition Date	Sales Price (1)	Impairment loss
Forbes Boulevard	April 27, 2012	September 5, 2007	$28,000	$(4,552)
_________

(1)
The sales price was equal to the fair-value of the office property received as consideration for the exchange from the independent third party. As of March 31, 2012, the assets associated with the Forbes Boulevard property held for sale of $28.0 million are classified within other assets in the accompanying consolidated balance sheets. As of March 31, 2012, there are no significant liabilities related to the Forbes property.

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise (loss) / income from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$351	$352
Total expenses	219	211
Income from discontinued operations before loss on impairment	132	141
Impairment loss	(4,552)	—
(Loss) / income from discontinued operations	$(4,420)	$141

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2011. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, and Seattle.
At March 31, 2012, we owned or had interests in a portfolio with an aggregate of approximately 12.4 million rentable square feet, excluding properties classified as held for sale.
The following reflects the classification of our properties, excluding properties held for sale, between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up properties (our Pacific Industrial Center, Pacific Research Center North and Pacific Research Center South properties), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at March 31, 2012:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$2,926,809	89	6,998,513	99.2%
Lease up	1,012,110	43	3,311,419	66.1%
Current operating portfolio	3,938,919	132	10,309,932	90.7%
Long-term lease up	330,337	10	1,389,517	58.7%
Total operating portfolio	4,269,256	142	11,699,449	88.2%

Redevelopment	73,323	9	357,817	57.9%
Unconsolidated partnership portfolio	32,901	3	352,863	20.6%
	4,375,480	154	12,410,129	87.2%
Development potential	181,069	—	3,667,000	—
Total portfolio	$4,556,549	154	16,077,129

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2012, our current consolidated operating portfolio was 90.7% leased on a weighted-average basis to 177 tenants. As of December 31, 2011, our current consolidated operating portfolio was 90.2% leased on a weighted-average basis to 170 tenants. The increase in the overall leased percentage was due to an increase in leased square feet related to increased leasing activity. Our current operating portfolio increased by approximately 48,600 rentable square feet at March 31, 2012 compared to December 31, 2011, and total leased square footage increased by approximately 319,500 square feet, or 3.2%, during the same period.
Our leasing strategy for 2012 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of March 31, 2012, leases representing 3.8% and 4.7% of our leased square feet are scheduled to expire during 2012 and 2013, respectively. The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets. We cannot provide any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.
As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property's carrying value. During the three months ended March 31, 2012, the Company reclassified one property from held and used to held for sale due to the disposition of the property in April 2012 in an exchange with a third party for another operating property. As the carrying value of the property disposed of was less than the consideration received in exchange an impairment loss was recorded. Other than the property held for sale, we presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our other properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an additional impairment loss may be recognized to reduce the property to fair-value and such loss could be material.

A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2011.
Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2011.
Results of Operations

Leasing Activity

During the three months ended March 31, 2012, we executed 22 leasing transactions representing 466,259 square feet, including 16 new leases totaling 395,365 square feet and six leases amended to extend their terms, totaling 70,894 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the three months ended March 31, 2012:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2011	10,075,859
Acquisitions	230,164	$38.05	$41.20
Dispositions (3)	(121,008)	9.24	9.54
Expirations	(234,403)	28.32	27.60
Terminations	(61,497)	26.97	25.16
Pre-leased delivery	39,954	24.50	26.09
Renewals, amendments, and extensions	70,894	28.64	28.25
New leases - first generation (4)	319,947	17.83	17.96
New leases - second generation (5)	75,418	29.14	29.49
Leased square feet as of March 31, 2012	10,395,328
____________

(1)
Current annualized base rent per leased square foot is the monthly contractual rent per leased square foot as of the current period ended, or if rent has not yet commenced, the first monthly rent payment per leased square foot due at each rent commencement date, multiplied by 12 months.

(2)
Current annualized base rent per leased square foot - GAAP basis is the monthly contractual rent per square foot as of the current period ended, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months as adjusted for straight line rent, fair-value lease revenue, and lease incentive revenue.

(3)	Includes the Forbes Boulevard property which was considered held for sale at March 31, 2012 and sold subsequent to quarter end.

(4)
Leases on space which, in management's evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for development, redevelopment or repositioning a property.

(5)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the three months ended March 31, 2012:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	6	70,894	$10.31	$2.99	$7.99
New leases - first generation	8	319,947	18.98	7.84	29.22
New leases - second generation	8	75,418	27.22	2.78	4.22
Total / weighted-average	22	466,259	$19.00	$6.29	$21.95
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $28.25 per square foot, representing a decrease of 4.6% over the previously expiring rents on a GAAP basis.

Redevelopment/Development Activity
The following summarizes our consolidated properties under redevelopment at March 31, 2012 (dollars in thousands):

	Current			Estimated	Estimated
	Rentable	Percent	Investment	Total	In-Service
Property	Square Feet	Leased	to Date (1)	Investment (2)	Date (3)
Redevelopment
9708-9714 Medical Center Drive	92,574	—	$27,400	$29,400	Q1 2013
Ardsley Park	160,500	100.0%	27,400	36,000	Q2 2012
1701 / 1711 Research Blvd	104,743	100.0%	13,200	28,200	Q2 2013
Total/Weighted-Average	357,817	74.1%	$68,000	$93,600
___________

(1)
Includes amounts paid for acquiring the property, landlord improvements, and tenant improvement allowances, but excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through March 31, 2012.

(2)	Excludes costs associated with speculative leasing.

(3)
Our estimate of the time in which redevelopment will be substantially complete. We estimate that the projects will be substantially complete and held available for their intended use upon the completion of tenant improvements, but no later than one year from the cessation of major construction activities.

The following summarizes our cash spent on capital expenditures (dollars in thousands):

	Three Months Ended March 31,			Percent
	2012	2011	Change	Change
Development	$443	$15,449	$(15,006)	(97.1)%
Redevelopment	11,006	2,240	8,766	391.3%
Tenant improvements - first generation	15,083	10,309	4,774	46.3%
Recurring capital expenditures and second generation tenant improvements (1)	4,629	2,045	2,584	126.4%
Other capital	10,909	11,855	(946)	(8.0)%
Total capital expenditures	$42,070	$41,898	$172	0.4%
___________

(1)
Recurring capital expenditures exclude (a) capital improvements that were taken into consideration when underwriting the purchase of a building, (b) items associated with the expansion of a building or its improvements, (c) renovations to a building which change the underlying classification of the building, incurred to prepare or condition the premises for its intended purpose (for example, from office to laboratory) or (d) capital improvements that represent an addition to the property rather than the replacement of property, plant, or equipment. Includes revenue enhancing and non-revenue enhancing recurring capital expenditures.

Total capital expenditures increased $172,000 to $42.1 million for the three months ended March 31, 2012 from $41.9 million for the three months ended March 31, 2011. The change was primarily the result of the three new redevelopment projects described above and increased tenant improvement requirements related to increased leasing activity, partially offset by the placement into service of a development property that was under development in 2011 totaling 176,000 square feet. See discussion in Liquidity and Capital Resources of BioMed Realty, L.P. for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the three months ended March 31, 2012, we acquired 286,878 rentable square feet of laboratory and office space, which was 80.2% leased at acquisition on a weighted-average basis, for $119.0 million:

Property	Market	Closing Date	Rentable Square Feet	Investment	Percent Leased at Acquisition
				(In thousands)
Cambridge Place (1)	Boston	February 9, 2012	286,878	$119,000	80.2%
Total / weighted-average			286,878	$119,000	80.2%
___________

(1)	Includes 210 Broadway, 50 Hampshire Street and 60 Hampshire Street properties.
Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011
The following table sets forth the basis for presenting the historical financial information of continuing operations for same properties (all properties except properties held for sale, redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2012 or 2011), new properties (properties that were not owned for each of the three months ended March 31, 2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	March 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,528,386	10,576,136	533,817	423,528	995,063	—	N/A	N/A	12,057,266	10,999,664
Percent of total portfolio	87.3%	96.1%	4.4%	3.9%	8.3%	N/A	N/A	N/A	100.0%	100.0%
Percent leased	86.3%	81.6%	82.7%	64.1%	79.6%	N/A	N/A	N/A	85.6%	80.9%
Current annualized base rent per square foot - GAAP basis (1)	$37.72	$38.70	$34.48	$33.07	$47.98	N/A	N/A	N/A	$38.37	$38.53
	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$80,674	$79,519	$2,094	$384	$8,705	$—	$2	$2	$91,475	$79,905
Tenant recoveries	24,879	24,072	333	112	3,158	—	83	357	28,453	24,541
Other income	54	739	—	—	2	—	28	8	84	747
Total revenues	105,607	104,330	2,427	496	11,865	—	113	367	120,012	105,193
Rental operations	29,302	29,614	426	114	5,381	—	1,620	1,345	36,729	31,073
Net operating income	76,305	74,716	2,001	382	6,484	—	(1,507)	(978)	83,283	74,120
Adjustments to cash basis (2)	(737)	(1,966)	(388)	—	1,302	—	(28)	(8)	149	(1,974)
Net operating income - cash basis	$75,568	$72,750	$1,613	$382	$7,786	$—	$(1,535)	$(986)	$83,432	$72,146
____________

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the current period ended, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months as adjusted for straight line rent, fair-value lease revenue, and lease incentive revenue.

(2)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$83,432	$72,146	$11,286	15.6%
Adjustments to cash basis	(149)	1,974	(2,123)	(107.5)%
Net operating income	83,283	74,120	9,163	12.4%
Unallocated income / (expense) :
Depreciation and amortization expense	44,934	33,749	11,185	33.1%
General and administrative expense	8,614	7,421	1,193	16.1%
Acquisition related expenses	633	320	313	97.8%
Income from operations	29,102	32,630	(3,528)	(10.8)%
Equity in net loss of unconsolidated partnerships	(355)	(648)	293	(45.2)%
Interest expense, net	(22,219)	(21,191)	(1,028)	4.9%
Other income / (expense)	174	(1,054)	1,228	(116.5)%
Income from continuing operations	6,702	9,737	(3,035)	(31.2)%
(Loss) / income from discontinued operations	(4,420)	141	(4,561)	(3,234.8)%
Net income	$2,282	$9,878	$(7,596)	(76.9)%

Net Operating Income. Net operating income increased $9.2 million to $83.3 million for the three months ended March 31, 2012 compared to $74.1 million for the three months ended March 31, 2011. This increase was due to the following:

•
The acquisition of properties totaling 708,185 square feet in 2011 and properties totaling 286,878 square feet in 2012 contributed an additional $6.5 million in net operating income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

•
The placement into service of a development property that was under development in 2011 totaling 176,000 square feet resulted in an increase of $1.6 million in net operating income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

•
Same property net operating income increased $1.6 million to $76.3 million for the three months ended March 31, 2012 compared to $74.7 million for the three months ended March 31, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 81.6% at March 31, 2011 to 86.3% at March 31, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 84.9% for the three months ended March 31, 2012 compared to 81.3% for the three months ended March 31, 2011. This increase in the percentage of recoverable expenses contributed an additional $1.1 million in net operating income for the three months ended March 31, 2012.

•
An increase in rental revenue of $1.2 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.72 at March 31, 2012 from $38.70 at March 31, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $685,000 in other revenue which related to lease termination payments received during the three months ended March 31, 2011. On an ongoing basis, we evaluate the credit quality of our tenants. Factors we consider as part of this evaluation include, among other things, the financial strength of the tenant and any guarantors, a review of publicly filed documents and analyst research reports (as a majority of our tenants are public companies), a review of the tenant's cash balance and estimated cash “burn” rate if the tenant's cash flow from operations is negative, and the tenant's payment history. During the three months ended March 31, 2012, based on managements review, there have been no changes in tenant credit quality that have had or are expected to have a material impact on our consolidated financial statements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $11.2 million to $44.9 million for the three months ended March 31, 2012 compared to $33.7 million for the three months ended March 31, 2011. The increase was primarily due to the acquisition of properties totaling 708,185 square feet with an acquisition date fair value of $431.5 million in 2011 and properties totaling 286,878 square feet with an acquisition date fair value of $119.0 million in 2012.
General and Administrative Expenses. General and administrative expenses increased $1.2 million to $8.6 million for the three months ended March 31, 2012 compared to $7.4 million for the three months ended March 31, 2011. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition Related Expenses. Acquisition related expenses increased to $633,000 for the three months ended March 31, 2012 compared to $320,000 for the three months ended March 31, 2011. The increase was primarily due to an increase in acquisition activities in the three months ended March 31, 2012 as compared to the prior year period.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $293,000 to $355,000 for the three months ended March 31, 2012 compared to $648,000 for the three months ended March 31, 2011. The decreased loss primarily reflects our acquisition of PREI's interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI's interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the three months ended March 31, 2012 totaled $24.6 million compared to $22.7 million for the three months ended March 31, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new fixed-rate indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments and repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $1.0 million to $22.2 million for the three months ended March 31, 2012 compared to $21.2 million for the three months ended March 31, 2011. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Mortgage notes payable	$10,275	$11,379
Amortization of debt premium on mortgage notes payable	(231)	(497)
Amortization of deferred interest costs (see Note 9)	1,742	1,765
Derivative instruments (see Note 9)	10	1,645
Unsecured term loan	42	—
Exchangeable senior notes	1,688	1,910
Unsecured senior notes	7,678	3,914
Amortization of debt discount on notes	168	140
Unsecured line of credit	1,973	1,371
Amortization of deferred loan fees	1,234	1,058
Interest cost incurred	24,579	22,685
Capitalized interest	(2,360)	(1,494)
Total interest expense, net	$22,219	$21,191

Other Income / (Expense). Other income / (expense) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Gain / (loss) on extinguishment of debt	$182	$(43)
Loss on derivative instruments	(8)	(1,011)
Total other income / (expense)	$174	$(1,054)
During the three months ended March 31, 2012, we repaid in full the outstanding mortgage note totaling approximately $26.2 million pertaining to the Sidney Street property. This resulted in the recognition of a gain on extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. During the three months ended March 31, 2011, we repaid in full the outstanding mortgage notes totaling approximately $25.5 million pertaining to the Road to the Cure and the 10255 Science Center Drive properties, prior to their maturity date. The repayments resulted in the recognition of a loss on extinguishment of debt (representing a prepayment penalty and the write-off of deferred loan fees partially offset by the write off of unamortized debt premium). The loss on derivative instruments in 2012 relates to decreases in the value of warrants held, and the loss on derivative instruments in 2011 reflects hedging ineffectiveness associated with certain interest rate derivative contracts.
(Loss) / Income from Discontinued Operations. During the three months ended March 31, 2012, a property was reclassified as held for sale and an impairment loss was recorded as the carrying value of the property exceeded the value of the consideration received when the property was disposed of in April 2012.
Cash Flows
Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

	2012	2011	Change
	(In thousands)
Net cash provided by operating activities	$64,594	$41,404	$23,190
Net cash used in investing activities	(159,208)	(42,773)	(116,435)
Net cash provided by / (used in) financing activities	91,539	(747)	92,286
Ending cash and cash equivalents balance	13,336	19,351	(6,015)
Net cash provided by operating activities increased $23.2 million to $64.6 million for the three months ended March 31, 2012 compared to $41.4 million for the three months ended March 31, 2011. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.
Net cash used in investing activities increased $116.4 million to $159.2 million for the three months ended March 31, 2012 compared to $42.8 million for the three months ended December 31, 2011. The increase reflects increased acquisition activity during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.
Net cash provided by financing activities increased $92.3 million to $91.5 million for the three months ended March 31, 2012 compared to a cash outflow of $747,000 for the three months ended March 31, 2011. The increase primarily reflects increased financing requirements due to increased acquisition activity during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The proceeds from the issuance of our Term Loan in March 2012 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable. The proceeds from the issuances of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.
Funds from Operations
We present funds from operations, or FFO, available to common shares and OP units because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, impairment charges on depreciable real estate, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computation may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO available to common shares and OP units and a reconciliation to net income for the three months ended March 31, 2012 and 2011 (in thousands, except per share and share data) was as follows:

	Three Months Ended
	March 31,
	2012	2011
Net (loss) / income available to the common stockholders	$(1,339)	$5,530
Adjustments:
Impairment loss	4,552	—
Noncontrolling interests in operating partnership(1)	(26)	125
Interest expense on Notes due 2030(2)	1,688	1,688
Depreciation and amortization - unconsolidated partnerships	323	921
Depreciation and amortization - consolidated entities	44,934	33,749
Depreciation and amortization - discontinued operations	92	86
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(27)	(26)
Funds from operations available to common shares and units - diluted	$50,197	$42,073
Funds from operations per share - diluted	$0.30	$0.29
Weighted-average common shares and units outstanding - diluted(2)	167,236,142	144,167,342
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Notes due 2030 based on the “if converted” method. The three months ended March 31, 2012 and 2011 include 10,127,232 and 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Notes due 2030 based on the “if converted” method, respectively. The three months ended March 31, 2012 and 2011 include 1,483,706 and 1,488,424 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

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
The Company's business is operated primarily through the operating partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the operating partnership. The Company's principal funding requirement is the payment of dividends on its common and preferred shares. The Company's principal source of funding for its dividend payments is distributions it receives from the operating partnership.

As of March 31, 2012, the Company owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
The liquidity of the Company is dependent on the operating partnership's ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. The Company also guarantees some of the operating partnership's debt, as discussed further in Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein. If the operating partnership fails to fulfill certain of its debt requirements, which trigger the Company's guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company's only significant asset is its investment in the operating partnership.
We believe the operating partnership's sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders. However, we cannot assure you that the operating partnership's sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the operating partnership's ability to pay its distributions to the Company, which would in turn, adversely affect the Company's ability to pay cash dividends to its stockholders.
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company's stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.

The Company may from time to time seek to repurchase or redeem the operating partnership's outstanding debt, the Company's shares of common stock or preferred stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its ordinary taxable income. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company's own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the operating partnership's working capital needs, acquisitions and developments.
The Company is a well-known seasoned issuer with an effective shelf registration statement which was amended in November 2010 that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership's partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, develop new or existing properties, acquire properties, or for general corporate purposes.
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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to our Parent Company's stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions.

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of March 31, 2012 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$12,159	$8,291	$339,020	$6,253	$143,426	$47,109	$556,258
Unsecured line of credit	—	—	—	26,000	—	—	26,000
Unsecured senior term loan	—	—	—	—	—	400,000	400,000
Notes due 2030	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	12,159	8,291	339,020	32,253	543,426	877,109	1,812,258
Share of unconsolidated indebtedness:
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	27,795	—	—	—	—	27,795
Total indebtedness	$12,159	$36,086	$339,020	$32,253	$543,426	$877,109	$1,840,053
Debt maturities through 2013 include a mortgage on our 6828 Nancy Ridge Drive property, with an outstanding balance of $6.3 million, as of March 31, 2012. Debt maturities in 2014 include the mortgage secured by our Center for Life Science | Boston property.

Our $341.3 million mortgage loan, which is secured by our Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of March 31, 2012.

The terms of the indentures governing the Notes due 2016 and Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of March 31, 2012.

On March 30, 2012, we entered into the Term Loan with KeyBank National Association, as administrative agent, and certain other lenders, providing for borrowings to us of $400.0 million.
The Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of March 31, 2012.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At March 31, 2012, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $99.7 million related to tenant improvements, leasing commissions and construction-related capital expenditures, of which $87.1 million are expected to be paid in 2012, and $12.6 million are expected to be paid in 2013 or thereafter.
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
BioMed Realty Trust, Inc.'s total capitalization at March 31, 2012 was approximately $5.0 billion and comprised the following:

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	March 31, 2012
	(In thousands)
Debt:
Mortgage notes payable(1)		$556,258	11.2%
Notes due 2030		180,000	3.6%
Notes due 2016(2)		400,000	8.0%
Notes due 2020(3)		250,000	5.0%
Unsecured senior term loan		400,000	8.0%
Unsecured line of credit		26,000	0.5%
Total debt		1,812,258	36.3%
Equity:
Common shares, operating partnership and LTIP units outstanding(4)	157,119,847	2,982,134	59.7%
7.375% Series A Preferred shares outstanding(5)	7,920,000	198,000	4.0%
Total capital		3,180,134	63.7%
Total capitalization		$4,992,392	100.0%
____________

(1)	Amount excludes debt premiums of $2.9 million recorded upon the assumption of the outstanding indebtedness in connection with our purchase of the corresponding properties.

(2)	Amount excludes a debt discount of $2.1 million.

(3)	Amount excludes a debt discount of $2.2 million.

(4)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $18.98 per share on the last trading day of the quarter (March 30, 2012). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company's common stock on a one-for-one basis, subject to adjustment. At March 31, 2012, 154,163,339 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company's common stock.

(5)	Based on the liquidation preference of $25.00 per share of our Parent Company's 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company's board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At March 31, 2012, the ratio of debt to total asset book value was approximately 39.9%. However, our Parent Company's board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company's common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016 and Notes due 2020, the Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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

Off-Balance Sheet Arrangements
As of March 31, 2012, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.3 million and $14.4 million and the liabilities were $10.5 million and $10.5 million at March 31, 2012 and December 31, 2011, respectively. Our equity in net income of the McKellar Court partnership was $227,000 and $225,000 for the three months ended March 31, 2012 and 2011, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $248.3 million and $249.7 million at March 31, 2012 and December 31, 2011, respectively, and the liabilities were $141.0 million and $140.2 million at March 31, 2012 and December 31, 2011, respectively. Our equity in net loss of the PREI joint ventures was $581,000 and $873,000 for the three months ended March 31, 2012 and 2011, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	March 31, 2012	December 31, 2011	Maturity Date
PREI I LLC(3)	20%	3.3%	$27,795	$27,795	August 13, 2013
Total			$27,795	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of March 31, 2012.

(3)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan.

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

While we most recently paid a dividend on shares of common stock at an annual dividend rate of $0.86 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2012:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2010	March 15, 2010	April 15, 2010	$0.140	$0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.150	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.170	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.170	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.200	0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094

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
As of March 31, 2012, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	March 31, 2012
Fixed interest rate (2)	$1,384,860	76.5%	5.58%
Variable interest rate (3)	426,000	23.5%	1.88%
Total/weighted-average effective interest rate	$1,810,860	100.0%	4.71%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes five mortgage notes payable secured by certain of our properties (including $2.9 million of unamortized premium), our Notes due 2030, our Notes due 2016 (including $2.1 million of unamortized debt discount), and our Notes due 2020 (including $2.2 million of unamortized debt discount).

(3)
Includes our Term Loan and our unsecured line of credit, which bear interest at a LIBOR-indexed variable interest rate, plus a credit spread. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into four interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan at a weighted-average interest rate of approximately 2.81% (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2012, the fair-value of the fixed-rate debt was estimated to be $1.5 billion compared to the net carrying value of $1.4 billion (includes $2.9 million of unamortized debt premium, $2.1 million of unamortized debt discount associated with the Notes due 2016 and $2.2 million of unamortized debt discount associated with the Notes due 2020). At March 31, 2012, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $426.0 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2012 in relation to total assets of $4.5 billion and equity market capitalization of $3.2 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at March 31, 2012, a 1% change in interest rates would change our interest costs by approximately $2.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures (BioMed Realty Trust, Inc.)

BioMed Realty Trust, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, BioMed Realty Trust, Inc. has investments in unconsolidated entities. As BioMed Realty Trust, Inc. manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities.

As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, BioMed Realty Trust, Inc. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty Trust, Inc.'s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that BioMed Realty Trust, Inc.'s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in BioMed Realty Trust, Inc.'s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.'s internal control over financial reporting.

Controls and Procedures (BioMed Realty, L.P.)

BioMed Realty, L.P. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to its management, including BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, BioMed Realty, L.P. has investments in unconsolidated entities. As BioMed Realty, L.P. manages these entities, its disclosure controls and procedures with respect to such entities are essentially consistent with those it maintains with respect to its consolidated entities.

As required by Securities and Exchange Commission Rule 13a-15(b) under the Exchange Act, BioMed Realty, L.P. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty, L.P.'s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, BioMed Realty Trust, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that BioMed Realty, L.P.'s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in BioMed Realty, L.P.'s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM IA. RISK FACTORS

There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, our Parent Company issued, net of forfeitures, an aggregate of 38,386 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the three months ended March 31, 2012, the operating partnership issued an aggregate of 38,386 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 27, 2012, we completed the exchange of our Forbes Boulevard property in South San Francisco, California, for the property owned and occupied by a life sciences company located at 550 Broadway Street (the “Broadway Property”) in Redwood City, California, adjacent to the Stanford Medicine Outpatient Center (the “Exchange”).

In connection with the Exchange, the parties to the transaction determined and agreed that the fair value of the consideration exchanged in the transaction was $28.0 million and, as a result, we recognized a non-cash impairment charge of approximately $4.6 million on the Forbes Boulevard property in the first quarter of 2012, which reduced net income for the quarter by the same amount. The non-cash impairment charge had no impact on our funds from operations or adjusted funds from operations results. The non-cash impairment charge represents the excess of the book value of the Forbes Boulevard property plus other transaction costs, over the estimated fair-value of the consideration received in the transaction. We do not anticipate that the impairment charge will result in any material future cash expenditures.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan.(1)
10.2	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(1)
10.3	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(1)
10.4	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(1)
10.5	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(1)
10.6	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin.(1)
10.7	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)
10.8	Form of Term Note under Unsecured Term Credit Agreement.(2)
10.9
First Amendment to Unsecured Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

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

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	May 2, 2012	Dated:	May 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan.(1)
10.2	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(1)
10.3	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(1)
10.4	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(1)
10.5	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(1)
10.6	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin.(1)
10.7	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)
10.8	Form of Term Note under Unsecured Term Credit Agreement.(2)
10.9
First Amendment to Unsecured Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.