Form 10-Q/A
period 2012-03-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2012-05-03
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q/A
(Amendment No. 1)

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

2

EXPLANATORY NOTE REGARDING THIS AMENDMENT

The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012 (the “Original Filing”), is to re-file the Original Filing under both BioMed Realty Trust, Inc. and BioMed Realty, L.P.  The Original Filing was filed solely under BioMed Realty Trust, Inc.

No amendments have been made to the Original Filing in this Amendment.  This Amendment does not reflect events occurring after May 2, 2012, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.
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

3

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

4

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

Item 4 Mine Safety Disclosures	27

Item 5 Other Information	27

Item 6 Exhibits	27

SIGNATURES	29

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