Form 10-Q
period 2012-06-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2012-08-02
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of BioMed Realty Trust, Inc.'s common stock, par value $0.01 per share, as of August 2, 2012 was 154,186,244.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2012 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of June 30, 2012, BioMed Realty Trust, Inc. owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Item 4 Mine Safety Disclosures	56

Item 5 Other Information	57

Item 6 Exhibits	57

SIGNATURES	58

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,309,421	$3,950,246
Investments in unconsolidated partnerships	32,562	33,389
Cash and cash equivalents	17,385	16,411
Accounts receivable, net	4,241	5,141
Accrued straight-line rents, net	139,346	130,582
Deferred leasing costs, net	185,354	157,255
Other assets	111,383	135,521
Total assets	$4,799,692	$4,428,545
LIABILITIES AND EQUITY
Mortgage notes payable, net	$550,704	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	893,737	645,581
Unsecured senior term loan	400,000	—
Unsecured line of credit	78,000	268,000
Accounts payable, accrued expenses and other liabilities	157,829	134,924
Total liabilities	2,260,270	1,816,349
Equity:
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000,000 liquidation preference ($25.00 per share), 7,920,000 shares issued and outstanding at June 30, 2012 and December 31, 2011	191,469	191,469
Common stock, $.01 par value, 200,000,000 shares authorized, 154,183,744 and 154,101,482 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,542	1,541
Additional paid-in capital	2,776,046	2,773,994
Accumulated other comprehensive loss, net	(57,326)	(60,138)
Dividends in excess of earnings	(381,105)	(304,759)
Total stockholders' equity	2,530,626	2,602,107
Noncontrolling interests	8,796	10,089
Total equity	2,539,422	2,612,196
Total liabilities and equity	$4,799,692	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental	$95,708	$81,145	$187,183	$161,050
Tenant recoveries	28,939	24,723	57,390	49,264
Other revenue	201	541	285	1,288
Total revenues	124,848	106,409	244,858	211,602
Expenses:
Rental operations	37,044	31,298	73,773	62,371
Depreciation and amortization	47,575	35,696	92,508	69,447
General and administrative	8,576	6,694	17,191	14,115
Acquisition-related expenses	12,245	334	12,879	653
Total expenses	105,440	74,022	196,351	146,586
Income from operations	19,408	32,387	48,507	65,016
Equity in net loss of unconsolidated partnerships	(317)	(466)	(671)	(1,115)
Interest expense, net	(23,825)	(23,378)	(46,044)	(44,568)
Other expense	(549)	(691)	(375)	(1,745)
(Loss) / income from continuing operations	(5,283)	7,852	1,417	17,588
Income / (loss) from discontinued operations	49	95	(4,370)	236
Net (loss) / income	(5,234)	7,947	(2,953)	17,824
Net loss / (income) attributable to noncontrolling interests	172	(68)	201	(175)
Net (loss) / income attributable to the Company	(5,062)	7,879	(2,752)	17,649
Preferred stock dividends	(3,651)	(4,241)	(7,301)	(8,481)
Net (loss) / income available to common stockholders	$(8,713)	$3,638	$(10,053)	$9,168
(Loss) / income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$(0.06)	$0.03	$(0.04)	$0.07
(Loss) / income from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$—	$(0.03)	$—
Net (loss) / income per share available to common stockholders:
Basic and diluted earnings per share	$(0.06)	$0.03	$(0.07)	$0.07
Weighted-average common shares outstanding:
Basic	152,775,422	129,858,098	152,715,715	129,815,154
Diluted	152,775,422	132,840,932	152,715,715	132,803,097

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) / income	$(5,234)	$7,947	$(2,953)	$17,824
Other comprehensive income:
Foreign currency translation adjustments	2,991	—	2,991	—
Unrealized (loss) / gain on derivative instruments, net	(3,372)	864	(3,597)	3,409
Amortization of deferred interest costs	1,736	1,760	3,479	3,525
Reclassification on unrealized loss on equity securities	545	825	545	825
Reclassification on sale of equity securities	(60)	—	(32)	—
Unrealized loss on equity securities	(254)	(1,375)	(519)	(3,692)
Total other comprehensive income	1,586	2,074	2,867	4,067
Comprehensive (loss) / income	(3,648)	10,021	(86)	21,891
Comprehensive loss / (income) attributable to noncontrolling interests	141	(114)	146	(265)
Comprehensive (loss) / income attributable to the Company	$(3,507)	$9,907	$60	$21,626

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196
Net issuances of unvested restricted common stock	—	45,041	—	(3,401)	—	—	(3,401)	—	(3,401)
Conversion of OP units to common stock	—	37,221	1	30	—	—	31	(31)	—
Vesting of share-based awards	—	—	—	5,576	—	—	5,576	—	5,576
Reallocation of equity to noncontrolling interests	—	—	—	(153)	—	—	(153)	153	—
Common stock dividends	—	—	—	—	—	(66,293)	(66,293)	—	(66,293)
OP unit distributions	—	—	—	—	—	—	—	(1,269)	(1,269)
Net loss	—	—	—	—	—	(2,752)	(2,752)	(201)	(2,953)
Preferred stock dividends	—	—	—	—	—	(7,301)	(7,301)	—	(7,301)
Foreign currency translation adjustment	—	—	—	—	2,935	—	2,935	56	2,991
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	535	—	535	10	545
Reclassification on sale of marketable securities	—	—	—	—	(32)	—	(32)	—	(32)
Unrealized loss on equity securities	—	—	—	—	(509)	—	(509)	(10)	(519)
Amortization of deferred interest costs	—	—	—	—	3,413	—	3,413	66	3,479
Unrealized loss on derivative instruments, net	—	—	—	—	(3,530)	—	(3,530)	(67)	(3,597)
Balance at June 30, 2012	$191,469	154,183,744	$1,542	$2,776,046	$(57,326)	$(381,105)	$2,530,626	$8,796	$2,539,422

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net (loss) / income	$(2,953)	$17,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,600	69,625
Allowance for doubtful accounts	833	931
Non-cash revenue adjustments	6,349	5,145
Other non-cash adjustments	11,862	6,621
Compensation expense related to restricted common stock and LTIP units	5,575	3,656
Distributions representing a return on capital from unconsolidated partnerships	1,088	816
Changes in operating assets and liabilities:
Accounts receivable	1,004	2,715
Accrued straight-line rents	(9,934)	(10,249)
Deferred leasing costs	(6,587)	(9,402)
Other assets	6,038	524
Accounts payable, accrued expenses and other liabilities	2,243	(6,434)
Net cash provided by operating activities	108,118	81,772
Investing activities:
Purchases of investments in real estate and related intangible assets	(365,751)	(38,981)
Capital expenditures	(79,703)	(81,537)
Contributions to unconsolidated partnerships, net	(1,350)	—
Purchases of debt and equity securities	(3,258)	(2,050)
Proceeds from the sale of equity securities	110	—
Deposits to escrow for acquisitions	(1,000)	—
Net cash used in investing activities	(450,952)	(122,568)
Financing activities:
Payment of deferred loan costs	(5,022)	(3,466)
Unsecured line of credit proceeds	498,000	145,475
Unsecured line of credit payments	(688,000)	(416,725)
Principal payments on mortgage notes payable	(36,557)	(33,268)
Proceeds from unsecured senior term loan	400,000	—
Proceeds from unsecured senior notes	247,815	397,460
Distributions to operating partnership unit and LTIP unit holders	(1,232)	(1,107)
Dividends paid to common stockholders	(63,965)	(48,526)
Dividends paid to preferred stockholders	(7,301)	(8,481)
Net cash provided by financing activities	343,738	31,362
Effect of exchange rate changes on cash and cash equivalents	70	—
Net increase / (decrease) in cash and cash equivalents	974	(9,434)
Cash and cash equivalents at beginning of period	16,411	21,467
Cash and cash equivalents at end of period	$17,385	$12,033

	Six Months Ended
	June 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,450 and $3,311, respectively)	$34,289	$35,927
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$3,651	$4,241
Accrual for common stock dividends declared	33,149	26,252
Accrual for distributions declared for operating partnership unit and LTIP unit holders	633	596
Accrued additions to real estate and related intangible assets	30,104	24,891
Deposits applied for acquisitions	18,649	1,800

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,309,421	$3,950,246
Investments in unconsolidated partnerships	32,562	33,389
Cash and cash equivalents	17,385	16,411
Accounts receivable, net	4,241	5,141
Accrued straight-line rents, net	139,346	130,582
Deferred leasing costs, net	185,354	157,255
Other assets	111,383	135,521
Total assets	$4,799,692	$4,428,545
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$550,704	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	893,737	645,581
Unsecured senior term loan	400,000	—
Unsecured line of credit	78,000	268,000
Accounts payable, accrued expenses and other liabilities	157,829	134,924
Total liabilities	2,260,270	1,816,349
Capital:
Partners' capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000,000 liquidation preference ($25.00 per unit), 7,920,000 units issued and outstanding at June 30, 2012 and December 31, 2011	191,469	191,469
Limited partners' capital, 2,942,758 and 2,979,979 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	9,049	10,332
General partner's capital, 154,183,744 and 154,101,482 units issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,394,884	2,469,233
Accumulated other comprehensive loss	(55,727)	(58,594)
Total partners' capital	2,539,675	2,612,440
Noncontrolling interests deficit	(253)	(244)
Total capital	2,539,422	2,612,196
Total liabilities and capital	$4,799,692	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Rental	$95,708	$81,145	$187,183	$161,050
Tenant recoveries	28,939	24,723	57,390	49,264
Other revenue	201	541	285	1,288
Total revenues	124,848	106,409	244,858	211,602
Expenses:
Rental operations	37,044	31,298	73,773	62,371
Depreciation and amortization	47,575	35,696	92,508	69,447
General and administrative	8,576	6,694	17,191	14,115
Acquisition-related expenses	12,245	334	12,879	653
Total expenses	105,440	74,022	196,351	146,586
Income from operations	19,408	32,387	48,507	65,016
Equity in net loss of unconsolidated partnerships	(317)	(466)	(671)	(1,115)
Interest expense, net	(23,825)	(23,378)	(46,044)	(44,568)
Other expense	(549)	(691)	(375)	(1,745)
(Loss) / income from continuing operations	(5,283)	7,852	1,417	17,588
Income / (loss) from discontinued operations	49	95	(4,370)	236
Net (loss) / income	(5,234)	7,947	(2,953)	17,824
Net loss attributable to noncontrolling interests	6	14	9	32
Net (loss) / income attributable to the Operating Partnership	(5,228)	7,961	(2,944)	17,856
Preferred unit distributions	(3,651)	(4,241)	(7,301)	(8,481)
Net (loss) / income available to unitholders	$(8,879)	$3,720	$(10,245)	$9,375
(Loss) / income from continuing operations per unit available to common unitholders:
Basic and diluted earnings per unit	$(0.06)	$0.03	$(0.04)	$0.07
(Loss) / income from discontinued operations per unit available to common unitholders:
Basic and diluted earnings per unit	$—	$—	$(0.03)	$—
Net (loss) / income per unit available to common unitholders:
Basic and diluted earnings per unit	$(0.06)	$0.03	$(0.07)	$0.07
Weighted-average units outstanding:
Basic	155,694,169	132,782,072	155,641,727	132,742,123
Diluted	155,694,169	132,782,072	155,641,727	132,742,123

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) / income	$(5,234)	$7,947	$(2,953)	$17,824
Other comprehensive income:
Foreign currency translation adjustments	2,991	—	2,991	—
Unrealized (loss) / gain on derivative instruments, net	(3,372)	864	(3,597)	3,409
Amortization of deferred interest costs	1,736	1,760	3,479	3,525
Reclassification on unrealized loss on equity securities	545	825	545	825
Reclassification on sale of equity securities	(60)	—	(32)	—
Unrealized loss on equity securities	(254)	(1,375)	(519)	(3,692)
Total other comprehensive income	1,586	2,074	2,867	4,067
Comprehensive (loss) / income	(3,648)	10,021	(86)	21,891
Comprehensive loss attributable to noncontrolling interests	6	14	9	32
Comprehensive (loss) / income attributable to the Operating Partnership	$(3,642)	$10,035	$(77)	$21,923

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Loss	Total Partner's Capital	Noncontrolling Interests Deficit	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2011	7,920,000	$191,469	2,979,979	$10,332	154,101,482	$2,469,233	$(58,594)	$2,612,440	$(244)	$2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	45,041	(3,401)	—	(3,401)	—	(3,401)
Conversion of OP units	—	—	(37,221)	(31)	37,221	31	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	5,576	—	5,576	—	5,576
Reallocation of equity to limited partners	—	—	—	209	—	(209)	—	—	—	—
Distributions	—	(7,301)	—	(1,269)	—	(66,293)	—	(74,863)	—	(74,863)
Net income / (loss)	—	7,301	—	(192)	—	(10,053)	—	(2,944)	(9)	(2,953)
Foreign currency translation adjustment	—	—	—	—	—	—	2,991	2,991	—	2,991
Reclassification on other-than-temporary impairment of marketable securities	—	—	—	—	—	—	545	545	—	545
Reclassification on sale of marketable securities	—	—	—	—	—	—	(32)	(32)	—	(32)
Unrealized loss on equity securities	—	—	—	—	—	—	(519)	(519)	—	(519)
Amortization of deferred interest costs	—	—	—	—	—	—	3,479	3,479	—	3,479
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(3,597)	(3,597)	—	(3,597)
Balance at June 30, 2012	7,920,000	$191,469	2,942,758	$9,049	154,183,744	$2,394,884	$(55,727)	$2,539,675	$(253)	$2,539,422

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net (loss) / income	$(2,953)	$17,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,600	69,625
Allowance for doubtful accounts	833	931
Non-cash revenue adjustments	6,349	5,145
Other non-cash adjustments	11,862	6,621
Compensation expense related to share-based payments	5,575	3,656
Distributions representing a return on capital from unconsolidated partnerships	1,088	816
Changes in operating assets and liabilities:
Accounts receivable	1,004	2,715
Accrued straight-line rents	(9,934)	(10,249)
Deferred leasing costs	(6,587)	(9,402)
Other assets	6,038	524
Accounts payable, accrued expenses and other liabilities	2,243	(6,434)
Net cash provided by operating activities	108,118	81,772
Investing activities:
Purchases of investments in real estate and related intangible assets	(365,751)	(38,981)
Capital expenditures	(79,703)	(81,537)
Contributions to unconsolidated partnerships, net	(1,350)	—
Purchases of debt and equity securities	(3,258)	(2,050)
Proceeds from the sale of equity securities	110	—
Deposits to escrow for acquisitions	(1,000)	—
Net cash used in investing activities	(450,952)	(122,568)
Financing activities:
Payment of deferred loan costs	(5,022)	(3,466)
Unsecured line of credit proceeds	498,000	145,475
Unsecured line of credit payments	(688,000)	(416,725)
Principal payments on mortgage notes payable	(36,557)	(33,268)
Proceeds from unsecured senior term loan	400,000	—
Proceeds from unsecured senior notes	247,815	397,460
Distributions paid to unitholders	(65,197)	(49,633)
Distributions paid to preferred unitholders	(7,301)	(8,481)
Net cash provided by financing activities	343,738	31,362
Effect of exchange rate changes on cash and cash equivalents	70	—
Net increase / (decrease) in cash and cash equivalents	974	(9,434)
Cash and cash equivalents at beginning of period	16,411	21,467

	Six Months Ended
	June 30,
	2012	2011

Cash and cash equivalents at end of period	$17,385	$12,033
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,450 and $3,311, respectively)	$34,289	$35,927
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$33,782	$26,848
Accrual for preferred unit distributions declared	3,651	4,241
Accrued additions to real estate and related intangible assets	30,104	24,891
Deposits applied for acquisitions	18,649	1,800

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

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2012, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership is held by limited partners. Each partner's percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three and six months ended June 30, 2012, total revenues from properties outside the United States were $901,000, which represented less than 1% of the Company's total revenues for both the three and six months ended June 30, 2012. The Company's net investment in properties outside the United States was $205.9 million as of June 30, 2012.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six variable interest entities, or VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Investment in real estate, net	$403,588	$409,327
Total assets	437,109	454,208
Total debt	145,748	146,581
Total liabilities	150,369	151,893

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$699,268	$591,009
Land under development	46,969	56,008
Buildings and improvements	3,972,914	3,615,678
Construction in progress	113,024	140,025
	4,832,175	4,402,720
Accumulated depreciation	(522,754)	(452,474)
	$4,309,421	$3,950,246

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

In April 2012, the Company completed the exchange of a property for another real estate operating property. As a result, the property disposed of was reclassified as a discontinued operation. This property was written down to its estimated fair-value of $28.0 million, less costs to sell, which resulted in an impairment loss of $4.6 million that is included in loss from discontinued operations for the six months ended June 30, 2012. The parties to the exchange determined and agreed upon the fair-value of the property received in the transaction, which the Company considers to be a level 2 input in the fair-value hierarchy. See Note 12 for discussion of discontinued operations.

Deferred Leasing Costs, Net

Deferred leasing costs, net at June 30, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	June 30, 2012	Amortization	Net
Acquired in-place leases	$299,607	$(166,328)	$133,279
Acquired management agreements	24,957	(13,851)	11,106
Deferred leasing and other direct costs	61,083	(20,114)	40,969
	$385,647	$(200,293)	$185,354

Deferred leasing costs, net at December 31, 2011 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2011	Amortization	Net
Acquired in-place leases	$260,552	$(150,453)	$110,099
Acquired management agreements	22,696	(12,641)	10,055
Deferred leasing and other direct costs	54,461	(17,360)	37,101
	$337,709	$(180,454)	$157,255

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Available-for-sale securities, historical cost	$5,390	$5,585
Other-than-temporary unrealized loss	(5,083)	(4,595)
Unrealized loss	(8)	(2)
Available-for-sale securities, fair-value(1)	299	988
Privately-held securities, cost basis	7,220	4,245
Total equity securities	$7,519	$5,233
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of two publicly traded companies. During the six months ended June 30, 2012, the Company reclassified to other expense from accumulated other comprehensive loss, an unrealized loss, considered to be other-than-temporary, of approximately $545,000, relating to its investment in securities of one of these companies. Management has the intent and ability to retain the investment in the other company for a period of time sufficient to allow for an anticipated recovery in its market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company's cost basis, should be considered other-than-temporarily-impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company's remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company's lack of control or significant influence over such companies or funds. The Company owned equity securities of four privately-held companies and two privately-held funds during the six months ended June 30, 2012. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company's cost basis investments and therefore, no evaluation of impairment was performed during the six months ended June 30, 2012 on the Company's cost basis investments.

Construction Loan Receivable

During the six months ended June 30, 2012, the Company entered into an agreement to purchase a $255 million interest in a $355 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one-year extension options exercisable at the borrower's election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. The Company expects initial draws on the construction loan to be funded in the fourth quarter of 2012 and to be fully invested in early 2014.

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

3. Equity of the Parent Company

During the six months ended June 30, 2012, the Parent Company issued restricted stock awards to the Company's employees and directors totaling 227,411 and 16,695 shares of common stock, respectively (180,594 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 18,471 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

During the six months ended June 30, 2012, the Parent Company awarded 408,888 performance units (the “Performance Units”) to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company's common stock if vesting conditions are satisfied. Performance Units vest ratably over one, two and three year periods (each, a “Performance Period”) based upon the Parent Company's total stockholder return relative to its peer group. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions. The grant date fair-value of these awards of approximately $3.3 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation to be expensed in future periods as of June 30, 2012 was $2.4 million over a weighted-average of approximately 1.7 years. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of June 30, 2012, the Company had outstanding 154,183,744 shares of the Parent Company's common stock and 2,579,788 and 362,970 operating partnership and LTIP units, respectively. A share of the Parent Company's common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the six months ended June 30, 2012:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2012	Common stock and OP units	$0.21500	January 1, 2012 to March 31, 2012	April 16, 2012	$33,780
March 15, 2012	Series A preferred stock/units	$0.46094	January 16, 2012 to April 15, 2012	April 16, 2012	$3,650
June 15, 2012	Common stock and OP units	$0.21500	April 1, 2012 to June 30, 2012	July 16, 2012	$33,782
June 15, 2012	Series A preferred stock/units	$0.46094	April 16, 2012 to July 15, 2012	July 16, 2012	$3,651

Total 2012 dividends and distributions declared through June 30, 2012 (in thousands):

Common stock and OP units	$67,562
Series A preferred stock/units	7,301
$74,863

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at June 30, 2012, was approximately $53.5 million based on the average closing price of the Parent Company's common stock of $18.17 per share for the ten consecutive trading days immediately preceding June 30, 2012.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	June 30, 2012		December 31, 2011
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	152,843,368	98.1%	152,435,271	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,339,314	1.5%	2,332,318	1.5%
Operating partnership and LTIP units held by third parties	575,051	0.4%	588,801	0.4%
Total	155,757,733	100.0%	155,356,390	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of June 30, 2012, the Operating Partnership had outstanding 156,763,532 operating partnership units and 362,970 LTIP units. The Parent Company owned 98.1% of the partnership interests in the Operating Partnership at June 30, 2012, is the Operating Partnership's general partner and is responsible for the management of the Operating Partnership's business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner's notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner's notice of redemption in exchange for shares of the Parent Company's common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at June 30, 2012, was approximately $53.5 million based on the average closing price of the Parent Company's common stock of $18.17 per share for the ten consecutive trading days immediately preceding June 30, 2012.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership's Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan (the “Term Loan”) and unsecured line of credit.

Debt of the Operating Partnership

A summary of the Operating Partnership's outstanding consolidated debt as of June 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			June 30, 2012	December 31, 2011	Maturity Date
Mortgage Notes Payable
Center for Life Science | Boston	7.75%	7.75%	$340,334	$342,149	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	61,229	62,261	December 1, 2018
6828 Nancy Ridge Drive (1)	7.15%	5.38%	—	6,373	September 1, 2012
Shady Grove Road	5.97%	5.97%	145,748	146,581	September 1, 2016
Sidney Street (1)	7.23%	5.11%	—	26,400	June 1, 2012
900 Uniqema Boulevard	8.61%	5.61%	710	814	May 1, 2015
			548,021	584,578
Unamortized premiums			2,683	3,266
Mortgage notes payable, net			550,704	587,844
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	—	July 15, 2022
			900,000	650,000
Unamortized discounts			(6,263)	(4,419)
Unsecured senior notes, net			893,737	645,581
Unsecured senior term loan (2)	1.90%	2.36%	400,000	—	March 30, 2017
Unsecured line of credit (3)	1.79%	1.79%	78,000	268,000	July 13, 2015
Total consolidated debt			$2,102,441	$1,681,425
____________

(1)
During the six months ended June 30, 2012, the Operating Partnership repaid in full the outstanding mortgage notes totaling approximately $32.5 million pertaining to the 6828 Nancy Ridge Drive and Sidney Street properties, resulting in a gain on extinguishment representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees, which is included in other expense.

(2)	The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)
At June 30, 2012, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $658.6 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $13.4 million). During the six months ended June 30, 2012, the Operating Partnership amended the credit agreement governing the unsecured line of credit, which provides for a revision to the definition of “gross asset value” to conform to the definition included in the Term Loan credit facility and certain other revisions to reflect the existence of the Term Loan, including changes pertaining to cross-default provisions and negative pledge restrictions. All other material terms under the credit agreement governing the unsecured line of credit remain unchanged.

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

Concurrent with the closing of the Term Loan, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the $400.0 million outstanding under the Term Loan at approximately 2.81% for a five-year term, subject to change depending on the Parent Company's credit ratings.

The Term Loan includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The Term Loan specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Term Loan and declare all amounts outstanding to be immediately due and payable. Management believes that it was in compliance with the covenants as of June 30, 2012.

Unsecured Senior Notes due 2022, net

On June 28, 2012, the Operating Partnership issued $250.0 million aggregate principal amount of its Notes due 2022. The purchase price paid by the underwriters was 99.126% of the principal amount and the Notes due 2022 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2022 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2022 are effectively subordinated to the Operating Partnership's existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership's subsidiaries, including guarantees provided by the Operating Partnership's subsidiaries under the Operating Partnership's unsecured line of credit. Interest at a rate of 4.25% per year is payable on January 15 and July 15 of each year, beginning on January 15, 2013, until the stated maturity date of July 15, 2022. The terms of the Notes due 2022 are governed by a base indenture and supplemental indenture, dated March 30, 2011 and June 28, 2012, respectively, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

The Operating Partnership may redeem the Notes due 2022, in whole or in part, at any time for cash at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2022 being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the adjusted treasury rate plus 45 basis points, plus in each case, accrued and unpaid interest.

The terms of the indenture for the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2012.

As of June 30, 2012, principal payments due for the Operating Partnership's consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2012	$3,922
2013	8,291
2014	339,020
2015	84,253
2016	543,426
Thereafter(1)	1,127,109
$2,106,021
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through June 30, 2012 all of the Company's participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and six months ended June 30, 2012 and 2011 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and six months ended June 30, 2012, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of diluted earnings per share and were therefore excluded and net income attributable to noncontrolling interests in the Operating Partnership was not added back to net income available to common stockholders. For the three and six months ended June 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2012 is the end of the Performance Units' Performance Period. For the three and six months ended June 30, 2012 and 2011, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Operating Partnership's Exchangeable Senior Notes due 2026 (the “Notes due 2026”) as the common stock price at June 30, 2011 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2012 and 2011. No other shares were considered anti-dilutive for the three and six months ended June 30, 2012 and 2011.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic earnings per share:
(Loss) / income from continuing operations	$(5,283)	$7,852	$1,417	$17,588
Loss / (income) from continuing operations attributable to noncontrolling interests	173	(66)	119	(170)
Preferred stock dividends	(3,651)	(4,241)	(7,301)	(8,481)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(299)	(279)	(618)	(577)
(Loss) / income from continuing operations available to common stockholders - basic	(9,060)	3,266	(6,383)	8,360

Income / (loss) from discontinued operations	49	95	(4,370)	236
(Income) / loss from discontinued operations attributable to noncontrolling interests	(1)	(2)	82	(5)
Income / (loss) from discontinued operations available to common stockholders - basic	48	93	(4,288)	231

Net (loss) / income available to common stockholders - basic	$(9,012)	$3,359	$(10,671)	$8,591
Diluted earnings per share:
(Loss) / income from continuing operations available to common stockholders - basic	(9,060)	3,266	(6,383)	8,360
Income from continuing operations attributable to noncontrolling interests	—	80	—	202
(Loss) / income from continuing operations available to common stockholders - diluted	(9,060)	3,346	(6,383)	8,562

Income / (loss) from discontinued operations available to common stockholders - basic	48	93	(4,288)	231
Income from discontinued operations attributable to noncontrolling interests	—	2	—	5
Income / (loss) from discontinued operations available to common stockholders - diluted	48	95	(4,288)	236

Net (loss) / income available to common stockholders and participating securities - diluted	$(9,012)	$3,441	$(10,671)	$8,798
Weighted-average common shares outstanding:
Basic	152,775,422	129,858,098	152,715,715	129,815,154
Incremental shares from assumed conversion:
Unvested restricted stock	—	—	—	—
Operating partnership and LTIP units	—	2,982,834	—	2,987,943
Diluted	152,775,422	132,840,932	152,715,715	132,803,097
Basic and diluted earnings per share:
(Loss) / income from continuing operations per share available to common stockholders - basic and diluted	$(0.06)	$0.03	$(0.04)	$0.07
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$—	$(0.03)	$—
Net (loss) / income per share available to common stockholders - basic and diluted	$(0.06)	$0.03	$(0.07)	$0.07

7. Earnings Per Unit of the Operating Partnership

Through June 30, 2012 all of the Operating Partnership's participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and six months ended June 30, 2012 and 2011 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and six months ended June 30, 2012 and 2011 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three and six months ended June 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2012 is the end of the Performance Units' Performance Period. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at June 30, 2011 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and six months ended June 30, 2012 and 2011. No other units were considered anti-dilutive for the three and six months ended June 30, 2012 and 2011.

Computations of basic and diluted earnings per unit (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic and diluted earnings per unit:
(Loss) / income from continuing operations	$(5,283)	$7,852	$1,417	$17,588
Income from continuing operations attributable to noncontrolling interests	6	14	9	32
Preferred unit distributions	(3,651)	(4,241)	(7,301)	(8,481)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(305)	(291)	(631)	(601)
(Loss) / income from continuing operations available to common unitholders - basic and diluted	(9,233)	3,334	(6,506)	8,538

Income / (loss) from discontinued operations - basic and diluted	49	95	(4,370)	236

Net (loss) / income available to unitholders - basic and diluted	$(9,184)	$3,429	$(10,876)	$8,774
Weighted-average units outstanding:
Basic and diluted	155,694,169	132,782,072	155,641,727	132,742,123
Basic and diluted earnings per unit:
(Loss) / income from continuing operations per unit available to common unitholders - basic and diluted	$(0.06)	$0.03	$(0.04)	$0.07
Loss from discontinued operations per share available to common unitholders - basic and diluted	$—	$—	$(0.03)	$—
Net (loss) / income per unit available to common unitholders, basic and diluted	$(0.06)	$0.03	$(0.07)	$0.07

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2012 was as follows:

Name	Partner	Company's Ownership Interest	Company's Economic Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court(2)	Quidel Corporation	22%	22%	September 30, 2004

____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At June 30, 2012, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly owned subsidiary of PREI I LLC, with a contractual interest rate of 3.25% (including the applicable credit spread) and a maturity date of August 13, 2013.

(2)
The Company's investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.3 million at June 30, 2012. The Company's economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners' capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company's unconsolidated partnerships were as follows (in thousands):

	June 30, 2012	December 31, 2011
Assets:
Investments in real estate, net	$254,207	$257,297
Cash and cash equivalents (including restricted cash)	2,603	4,384
Other assets	4,555	2,392
Total assets	$261,365	$264,073
Liabilities and members' equity:
Mortgage notes payable and secured loan	$149,255	$149,256
Other liabilities	2,604	1,408
Members' equity	109,506	113,409
Total liabilities and equity	$261,365	$264,073
Company's net investment in unconsolidated partnerships	$32,562	$33,389

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$2,182	$2,169	$4,386	$4,223
Total expenses	(4,766)	(4,588)	(9,781)	(9,396)
Loss from continuing operations	(2,584)	(2,419)	(5,395)	(5,173)
Loss from discontinued operations	—	(1,292)	—	(3,211)
Net loss	$(2,584)	$(3,711)	$(5,395)	$(8,384)

Company's equity in net loss of unconsolidated partnerships	$(317)	$(466)	$(671)	$(1,115)

Fees earned by the Company (1)	$23	$266	$45	$624
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

As of June 30, 2012, the Company had deferred interest costs of approximately $45.6 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company's exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately seven years.

The following is a summary of the terms of the interest rate swaps and stock purchase warrants and their respective fair-values, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets (dollars in thousands):

	Notional Amount				Fair-Value(1)
		Strike Rate	Effective Date	Expiration Date	June 30, 2012	December 31, 2011
	$75,000	1.163%	March 30, 2012	March 30, 2017	$(1,373)	$—
	50,000	1.163%	March 30, 2012	March 30, 2017	(913)	—
	50,000	1.163%	March 30, 2012	March 30, 2017	(930)	—
	25,000	1.163%	March 30, 2012	March 30, 2017	(485)	—
Interest rate swaps	200,000				(3,701)	—
Other(2)	—				1	9
Total derivative instruments	$200,000				$(3,700)	$9
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)
Includes stock purchase warrants recorded as derivative instruments in other assets on the accompanying consolidated balance sheets. Changes in the fair-values of stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company's use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. As a result, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $10,000 and $13,000 for the three and six months ended June 30, 2011, respectively, which is included as a component of other expense. These swaps expired in August 2011.

During the six months ended June 30, 2012, the Company recorded a total loss on derivative instruments of $8,000 primarily related to changes in the fair-value of other derivative instruments. During the three months ended June 30, 2011, the Company recorded total gain on derivative instruments of $383,000 primarily related to the increase in the amount of the variable-rate indebtedness related to the $150.0 million interest rate swaps and changes in the fair-value of other derivative instruments. During the six months ended June 30, 2011, the Company recorded total loss on derivative instruments of $628,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the $150.0 million interest rate swaps, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. Gains and losses on derivative instruments are included in Other expense within the income statement.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $2.2 million and $4.0 million for the three and six months ended June 30, 2012, respectively, and $3.1 million and $6.5 million for the three and six months ended June 30, 2011, respectively, and (2) a loss on derivative instruments of $8,000 for the six months ended June 30, 2012, and a gain on derivative instruments of $383,000 for the three months ended June 30, 2011, and a loss on derivative instruments of $628,000 for the six months ended June 30, 2011. During the next twelve months, the Company estimates that an additional $8.6 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(3,879)	$(42)	$(4,178)	$(104)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(467)	$(1,296)	$(477)	$(2,941)
Forward starting swaps(2)	(1,736)	(1,760)	(3,479)	(3,525)
Total interest rate swaps	$(2,203)	$(3,056)	$(3,956)	$(6,466)

Amount of gain / (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$372	$—	$(79)
Ineffective interest rate swaps	—	(10)	—	(545)
Total interest rate swaps	—	362	—	(624)
Other derivative instruments	—	21	(8)	(4)
Total gain / (loss) on derivative instruments	$—	$383	$(8)	$(628)
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

10. Fair-Value of Financial Instruments

The Company's disclosures of estimated fair-value of financial instruments at June 30, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At June 30, 2012 and December 31, 2011, the aggregate fair-value and the carrying value of the Company's financial instruments were as follows (in thousands):

	June 30, 2012		December 31, 2011
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$621,684	$550,704	$670,931	$587,844
Exchangeable Senior Notes	209,340	180,000	206,775	180,000
Notes due 2016, net	411,960	398,046	396,880	397,810
Notes due 2020, net	283,300	247,875	266,775	247,771
Notes due 2022, net	250,875	247,816	—	—
Unsecured senior term loan	400,000	400,000	—	—
Unsecured line of credit	78,000	78,000	268,000	268,000
Derivative instruments (2)	(3,700)	(3,700)	9	9
Available-for-sale securities	299	299	988	988
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The Company's derivative instruments are reflected in other assets and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the six months ended June 30, 2012. The table below reflects the purchase price allocation for these acquisitions (in thousands):

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	In-Place Lease	Management Agreement	Below Market Lease	Acquisition Date Fair- Value
210 Broadway	February 9, 2012	$23,190	$—	$252	$10	$—	$23,452
50 Hampshire Street	February 9, 2012	77,742	—	9,874	2,079	—	89,695
60 Hampshire Street	February 9, 2012	4,361	—	1,651	—	(159)	5,853
6122-6126 Nancy Ridge Drive	April 25, 2012	15,359	608	3,861	172	—	20,000
550 Broadway Street	April 27, 2012	28,000	—	—	—	—	28,000
Summers Ridge	June 8, 2012	47,102	—	—	—	—	47,102
Granta Park (1)	June 12, 2012	175,458	603	23,068	—	(3,085)	196,044
Total		$371,212	$1,211	$38,706	$2,261	$(3,244)	$410,146
Weighted average intangible amortization life (in months)			134	103	101	92

____________

(1)	The property was acquired in the United Kingdom for £126.8 million. US Dollar amounts are based on the exchange rate of $1.55 to £1.00 in effect on the date of acquisition.

Revenues of approximately $6.1 million and net loss of approximately $8.5 million associated with properties acquired in 2012 are included in the consolidated statements of operations for the six months ended June 30, 2012 for both the Parent Company and the Operating Partnership.

On July 18, 2012, the Company acquired two buildings totaling approximately 106,500 square feet located at 9900/9901 Belward Campus Drive in Rockville, Maryland for approximately $26.2 million, including the assumption of mortgage notes totaling approximately $24.1 million.

Pro Forma Results of the Parent Company

The unaudited pro forma revenues and operating income of the Parent Company, for the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands except per share amounts):

	Six Months Ended June 30,
	2012	2011
Total revenues	$255,714	$229,129
Net income available to common stockholders	11,160	255
Net income per share available to common stockholders - basic and diluted	$0.07	$—

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

Pro Forma Results of the Operating Partnership

The unaudited pro forma revenues and operating income of the Operating Partnership, for the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands except per share amounts):

	Six Months Ended June 30,
	2012	2011
Total revenues	$255,714	$229,129
Net income available to unitholders	10,968	462
Net income per unit available to unitholders - basic and diluted	$0.07	$—

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

12. Discontinued Operations

In April 2012, the Company completed the exchange of an operating property on Forbes Boulevard in South San Francisco for an office property located in Redwood City, California. As a result, during the six months ended June 30, 2012, the Company reclassified the Forbes Boulevard property as a discontinued operation. The table below reflects the details of the property and the exchange (in thousands):

Property	Date of Sale	Original Acquisition Date	Sales Price (1)	Impairment loss
Forbes Boulevard	April 27, 2012	September 5, 2007	$28,000	$(4,552)
_________

(1)	The sales price was equal to the fair-value of the office property received as consideration for the exchange from the independent third party.

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income / (loss) from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$102	$389	$454	$741
Total expenses	53	294	272	505
Income from discontinued operations before impairment loss	49	95	182	236
Impairment loss	—	—	(4,552)	—
Income / (loss) from discontinued operations	$49	$95	$(4,370)	$236

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the foreign, domestic and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; changes in interest rates and foreign currency exchange rates; increased operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; our failure to manage effectively our growth and expansion into new markets or to successfully operate acquired properties and operations; our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations; risks associated with our investments in loans, including borrower defaults and potential principal losses; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
At June 30, 2012, we owned or had interests in a portfolio with an aggregate of approximately 13.0 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up properties (our Pacific Industrial Center, Pacific Research Center North and Pacific Research Center South properties), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at June 30, 2012:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$3,205,676	105	7,740,674	99.6%
Lease up	1,041,599	44	3,278,452	67.6%
Current operating portfolio	4,247,275	149	11,019,126	91.8%
Long-term lease up	335,078	10	1,389,517	64.3%
Total operating portfolio	4,582,353	159	12,408,643	89.8%

Redevelopment	45,024	4	196,867	33.6%
Unconsolidated partnership portfolio	32,562	3	352,863	56.4%
	4,659,939	166	12,958,373	89.0%

Development potential	204,798	—	3,952,000	—
Total portfolio	$4,864,737	166	16,910,373

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2012, our current consolidated operating portfolio was 91.8% leased on a weighted-average basis to 191 tenants. As of December 31, 2011, our current consolidated operating portfolio was 90.2% leased on a weighted-average basis to 170 tenants. The increase in the overall leased percentage was due to an increase in leased square feet related to increased leasing activity and acquisitions of fully leased properties. Our current operating portfolio increased by approximately 659,700 rentable square feet at June 30, 2012 compared to December 31, 2011, and total leased square footage increased by approximately 1.1 million square feet, or 11.1%, during the same period.
Our leasing strategy for 2012 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of June 30, 2012, leases representing 3.0% and 4.6% of our leased square feet are scheduled to expire during 2012 and 2013, respectively. The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets. We cannot provide any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.
As a direct result of the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property's carrying value. During the six months ended June 30, 2012, the Company disposed of one property in an exchange with a third party for another operating property. As the carrying value of the property disposed of was less than the consideration received in exchange, an impairment loss was recorded. Other than the property sold, we presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our other properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an additional impairment loss may be recognized to reduce the property to fair-value and such loss could be material.

A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2011.
Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2011.
Results of Operations
Leasing Activity

During the six months ended June 30, 2012, we executed 45 leasing transactions representing 817,074 square feet, including 32 new leases totaling 658,797 square feet and 13 leases amended to extend their terms, totaling 158,277 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the six months ended June 30, 2012:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2011	10,075,859
Acquisitions	839,089	$33.28	$34.44
Dispositions	(121,008)	9.48	9.54
Expirations	(404,214)	32.64	30.30
Terminations	(66,545)	27.50	25.81
Pre-leased delivery	50,909	25.04	26.41
Renewals, amendments, and extensions	158,277	25.17	22.05
New leases - first generation(3)	539,499	27.91	30.76
New leases - second generation(4)	119,298	26.47	26.30
Leased square feet as of June 30, 2012	11,191,164
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

(3)	Leases on space which, in management's evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for development, redevelopment or repositioning a property.

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the six months ended June 30, 2012:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions(2)	13	158,277	$4.71	$1.97	$3.71
New leases - first generation	16	539,499	59.44	11.65	19.07
New leases - second generation	16	119,298	20.12	3.82	5.30
Total / weighted-average	45	817,074	$43.10	$8.63	$14.09
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $27.60 per square foot, representing a decrease of 0.6% over the previously expiring rents on a GAAP basis, excluding renewals of leases with tenants experiencing financial difficulties for which we were not previously recognizing revenue.

Redevelopment/Development Activity
The following summarizes our consolidated properties under redevelopment, pre-development or other construction activities at June 30, 2012 (dollars in thousands):

			Capitalized
	Rentable		Interest		Estimated	Estimated
	Square	Percent	3 Mo. Ended	Investment	Total	In-Service
Property	Feet	Leased	6/30/12 (1)	to Date (2)	Investment (3)	Date (4)

Redevelopment
Ardsley Park	160,500	100.0%	$329	$34,700	$36,000	In-service
9708-9714 Medical Center Drive	92,124	5.9%	373	29,000	29,400	Q1 2013
1701 / 1711 Research Blvd	104,743	100.0%	222	13,200	28,200	Q2 2013
Total / weighted-average	357,367	75.7%	$924	$76,900	$93,600

Pre-development
Eccles Avenue	260,000	—	$364	$28,100	$29,200
4775 / 4785 Executive Drive	250,000	—	367	28,500	28,600
450 Kendall Street (Kendall G)	53,000	—	118	9,200	10,400
Total / weighted-average	563,000	—	$849	$65,800	$68,200

Other Capital Improvements (5)			$317	$29,600	$68,400

Total / weighted-average			$2,090	$172,300	$230,200
___________

(1)	Interest was capitalized at an average rate of 5.23% during the three months ended June 30, 2012.

(2)	Includes amounts paid for acquiring the property, landlord improvements, and tenant improvement allowances, but excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through June 30, 2012.

(3)
Excludes costs associated with speculative leasing. Pre-development only includes amounts related to basis, planning, entitlement, or other preparations for future construction and excludes amounts for total estimated future construction costs.

(4)
Management's estimate of the time in which construction is substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

(5)	Includes improvements on operating properties, including major tenant improvement projects on properties which are not considered to be in Redevelopment or Pre-development as of June 30, 2012.

The following summarizes our capital expenditures during the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2012	2011	Change	Change
Development / Pre-development	$2,422	$28,146	$(25,724)	(91.4)%
Redevelopment	19,123	3,810	15,313	401.9%
Tenant improvements - first generation	32,320	19,730	12,590	63.8%
Recurring capital expenditures and second generation tenant improvements(1)	6,294	6,051	243	4.0%
Other capital	19,544	23,800	(4,256)	(17.9)%
Total capital expenditures	$79,703	$81,537	$(1,834)	(2.2)%
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

Total capital expenditures decreased $1.8 million to $79.7 million for the six months ended June 30, 2012 from $81.5 million for the six months ended June 30, 2011. The change was primarily the result of the placement into service of a development property that was under development in 2011 totaling 176,000 square feet and less small scale capital expenditures throughout our portfolio, partially offset by the three new redevelopment projects described above and increased tenant improvement requirements related to increased leasing activity. See discussion in Liquidity and Capital Resources of BioMed Realty, L.P. for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the six months ended June 30, 2012, we acquired 898,351 rentable square feet of laboratory and office space, which was 93.4% leased at acquisition on a weighted-average basis, for $410.1 million:

Property	Market	Closing Date	Rentable Square Feet	Investment	Percent Leased at Acquisition
				(In thousands)
Cambridge Place(1)	Boston	February 9, 2012	286,878	$119,000	80.2%
6122-6126 Nancy Ridge Drive	San Diego	April 25, 2012	68,000	20,000	100.0%
550 Broadway Street	San Francisco	April 27, 2012	71,239	28,000	100.0%
Summers Ridge(2)	San Diego	June 8, 2012	—	47,102	n/a
Granta Park	University Related - Other	June 12, 2012	472,234	196,044	99.5%
Total / weighted-average			898,351	$410,146	93.4%

___________

(1)	Includes 210 Broadway, 50 Hampshire Street and 60 Hampshire Street properties.

(2)	Includes vacant land subject to a 20 year ground lease signed subsequent to acquisition.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2012 or 2011), new properties (properties that were not owned for each of the three months ended June 30, 2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,465,607	10,465,607	533,367	533,367	1,606,536	—	N/A	N/A	12,605,510	10,998,974
Percent of total portfolio	83.0%	95.2%	4.2%	4.8%	12.8%	N/A	N/A	N/A	100.0%	100.0%
Percent leased	87.5%	84.3%	83.7%	82.7%	86.2%	N/A	N/A	N/A	87.2%	84.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.44	$38.27	$34.68	$34.80	$44.22	N/A	N/A	N/A	$38.19	$38.10
	Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$82,273	$80,558	$2,211	$585	$11,222	$—	$2	$2	$95,708	$81,145
Tenant recoveries	25,037	24,361	246	75	3,599	—	57	287	28,939	24,723
Other income	107	541	—	—	5	—	89	—	201	541
Total revenues	107,417	105,460	2,457	660	14,826	—	148	289	124,848	106,409
Rental operations	29,082	30,137	342	118	6,030	—	1,590	1,043	37,044	31,298
Net operating income	78,335	75,323	2,115	542	8,796	—	(1,442)	(754)	87,804	75,111
Adjustments to cash basis (2)	(1,608)	(3,250)	(452)	—	1,145	—	(89)	—	(1,004)	(3,250)
Net operating income - cash basis	$76,727	$72,073	$1,663	$542	$9,941	$—	$(1,531)	$(754)	$86,800	$71,861
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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	June 30,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$86,800	$71,861	$14,939	20.8%
Adjustments to cash basis	1,004	3,250	(2,246)	(69.1)%
Net operating income	87,804	75,111	12,693	16.9%
Unallocated income / (expense) :
Depreciation and amortization expense	47,575	35,696	11,879	33.3%
General and administrative expense	8,576	6,694	1,882	28.1%
Acquisition-related expenses	12,245	334	11,911	3,566.2%
Income from operations	19,408	32,387	(12,979)	(40.1)%
Equity in net loss of unconsolidated partnerships	(317)	(466)	149	(32.0)%
Interest expense, net	(23,825)	(23,378)	(447)	1.9%
Other expense	(549)	(691)	142	(20.5)%
(Loss) / income from continuing operations	(5,283)	7,852	(13,135)	(167.3)%
Income from discontinued operations	49	95	(46)	(48.4)%
Net (loss) / income	$(5,234)	$7,947	$(13,181)	(165.9)%

Net Operating Income. Net operating income increased $12.7 million to $87.8 million for the three months ended June 30, 2012 compared to $75.1 million for the three months ended June 30, 2011. This increase was due to the following:

•
The acquisition of properties totaling 708,185 square feet in 2011 and properties totaling 898,351 square feet in the six months ended June 30, 2012 contributed an additional $8.8 million in net operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

•
The placement into service of a development property that was under development in 2011 totaling 176,000 square feet resulted in an increase of $1.6 million in net operating income for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

•
Same property net operating income increased $3.0 million to $78.3 million for the three months ended June 30, 2012 compared to $75.3 million for the three months ended June 30, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 84.3% at June 30, 2011 to 87.5% at June 30, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 86.1% for the three months ended June 30, 2012 compared to 80.8% for the three months ended June 30, 2011. This increase in the percentage of recoverable expenses contributed an additional $1.6 million in net operating income for the three months ended June 30, 2012.

•
An increase in rental revenue of $1.7 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.44 at June 30, 2012 from $38.27 at June 30, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $434,000 in other revenue which related to consideration received related to the sale of equipment at one of our properties during the three months ended June 30, 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $11.9 million to $47.6 million for the three months ended June 30, 2012 compared to $35.7 million for the three months ended June 30, 2011. The increase was primarily due to the acquisition of properties totaling 708,185 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling 898,351 square feet with an acquisition date fair-value of $410.1 million in the six months ended June 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $1.9 million to $8.6 million for the three months ended June 30, 2012 compared to $6.7 million for the three months ended June 30, 2011. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $12.2 million for the three months ended June 30, 2012 compared to $334,000 for the three months ended June 30, 2011. The increase was primarily due to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park and an increase in acquisition activities in the three months ended June 30, 2012 as compared to the prior year period.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $149,000 to $317,000 for the three months ended June 30, 2012 compared to $466,000 for the three months ended June 30, 2011. The decreased loss primarily reflects our acquisition of PREI's interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI's interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the three months ended June 30, 2012 totaled $25.9 million compared to $25.2 million for the three months ended June 30, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new variable-rate indebtedness, partially offset by the expiration of derivative instruments and repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $447,000 to $23.8 million for the three months ended June 30, 2012 compared to $23.4 million for the three months ended June 30, 2011. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Mortgage notes payable	$9,882	$11,130
Amortization of debt premium on mortgage notes payable	(130)	(427)
Amortization of deferred interest costs (see Note 9)	1,736	1,760
Derivative instruments (see Note 9)	467	1,296
Unsecured term loan	1,911	—
Exchangeable senior notes	1,688	1,910
Unsecured senior notes	7,767	7,635
Amortization of debt discount on notes	173	259
Unsecured line of credit	235	246
Unsecured line of credit fees	663	233
Amortization of deferred loan fees	1,523	1,153
Interest cost incurred	25,915	25,195
Capitalized interest	(2,090)	(1,817)
Total interest expense, net	$23,825	$23,378

Other Expense. Other expense consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Gain / (loss) on extinguishment of debt	$34	$(249)
Other-than-temporary impairment of marketable securities	(545)	(825)
Gain on derivative instruments	—	383
Foreign income tax expense	(38)	—
Total other expense	$(549)	$(691)
During the three months ended June 30, 2012, we repaid in full the outstanding mortgage note totaling approximately $6.3 million pertaining to the 6828 Nancy Ridge Drive property. This resulted in the recognition of a gain on extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. During the three months ended June 30, 2011, we repaid in full the outstanding mortgage note totaling approximately $4.6 million pertaining to the Ardentech Court property, prior to its maturity date. The repayments resulted in the recognition of a loss on extinguishment of debt (representing a prepayment penalty and the write-off of deferred loan fees partially offset by the write off of unamortized debt premium). For both the three months ended June 30, 2012 and 2011, significant declines in the value of investments in available-for-sale securities in a publicly traded company we considered other-than-temporary resulted in the reclassification through net income of an unrealized loss from other comprehensive income. The loss on derivative instruments for the three months ended June 30, 2011 was due to an increase in our variable-rate indebtedness during the period, resulting in other comprehensive income being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.
Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Income from discontinued operations was approximately $49,000 and $95,000 for the three months ended June 30, 2012 and 2011, respectively.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2012 or 2011), new properties (properties that were not owned for each of the six months ended June 30, 2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,465,607	10,465,607	533,367	533,367	1,606,536	—	N/A	N/A	12,605,510	10,998,974
Percent of total portfolio	83.0%	95.2%	4.2%	4.8%	12.8%	N/A	N/A	N/A	100.0%	100.0%
Percent leased	87.5%	84.3%	83.7%	82.7%	86.2%	N/A	N/A	N/A	87.2%	84.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.44	$38.27	$34.68	$34.80	$44.22	N/A	N/A	N/A	$38.19	$38.10
	Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$162,947	$160,077	$4,305	$969	$19,927	$—	$4	$4	$187,183	$161,050
Tenant recoveries	49,913	48,433	579	187	6,758	—	140	644	57,390	49,264
Other income	161	1,280	—	—	7	—	117	8	285	1,288
Total revenues	213,021	209,790	4,884	1,156	26,692	—	261	656	244,858	211,602
Rental operations	57,987	59,637	763	345	11,413	—	3,610	2,389	73,773	62,371
Net operating income	155,034	150,153	4,121	811	15,279	—	(3,349)	(1,733)	171,085	149,231
Adjustments to cash basis (2)	(2,343)	(5,217)	(842)	1	2,447	—	(117)	(8)	(855)	(5,224)
Net operating income - cash basis	$152,691	$144,936	$3,279	$812	$17,726	$—	$(3,466)	$(1,741)	$170,230	$144,007
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

The following table provides a reconciliation of net operating income - cash basis to net income for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$170,230	$144,007	$26,223	18.2%
Adjustments to cash basis	855	5,224	(4,369)	(83.6)%
Net operating income	171,085	149,231	21,854	14.6%
Unallocated income / (expense) :
Depreciation and amortization expense	92,508	69,447	23,061	33.2%
General and administrative expense	17,191	14,115	3,076	21.8%
Acquisition-related expenses	12,879	653	12,226	1,872.3%
Income from operations	48,507	65,016	(16,509)	(25.4)%
Equity in net loss of unconsolidated partnerships	(671)	(1,115)	444	(39.8)%
Interest expense, net	(46,044)	(44,568)	(1,476)	3.3%
Other expense	(375)	(1,745)	1,370	(78.5)%
Income from continuing operations	1,417	17,588	(16,171)	(91.9)%
(Loss) / income from discontinued operations	(4,370)	236	(4,606)	(1,951.7)%
Net (loss) / income	$(2,953)	$17,824	$(20,777)	(116.6)%

Net Operating Income. Net operating income increased $21.9 million to $171.1 million for the six months ended June 30, 2012 compared to $149.2 million for the six months ended June 30, 2011. This increase was due to the following:

•
The acquisition of properties totaling 708,185 square feet in 2011 and properties totaling 898,351 square feet in the six months ended June 30, 2012 contributed an additional $15.3 million in net operating income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

•
The placement into service of a development property that was under development in 2011 totaling 176,000 square feet resulted in an increase of $3.3 million in net operating income for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

•
Same property net operating income increased $4.8 million to $155.0 million for the six months ended June 30, 2012 compared to $150.2 million for the six months ended June 30, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 84.3% at June 30, 2011 to 87.5% at June 30, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 86.1% for the six months ended June 30, 2012 compared to 81.2% for the six months ended June 30, 2011. This increase in the percentage of recoverable expenses contributed an additional $3.1 million in net operating income for the six months ended June 30, 2012.

•
An increase in rental revenue of $2.8 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.44 at June 30, 2012 from $38.27 at June 30, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $1.1 million in other revenue which related to lease termination payments received and consideration received related to the sale of equipment at one of our properties during the six months ended June 30, 2011. On an ongoing basis, we evaluate the credit quality of our tenants. Factors we consider as part of this evaluation include, among other things, the financial strength of the tenant and any guarantors, a review of publicly filed documents and analyst research reports (as a majority of our tenants are public companies), a review of the tenant's cash balance and estimated cash “burn” rate if the tenant's cash flow from operations is negative, and the tenant's payment history. During the six months ended June 30, 2012, based on management's review, there have been no changes in tenant credit quality that have had or are expected to have a material impact on our consolidated financial statements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $23.1 million to $92.5 million for the six months ended June 30, 2012 compared to $69.4 million for the six months ended June 30, 2011. The increase was primarily due to the acquisition of properties totaling 708,185 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling 898,351 square feet with an acquisition date fair-value of $410.1 million in the six months ended June 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $3.1 million to $17.2 million for the six months ended June 30, 2012 compared to $14.1 million for the six months ended June 30, 2011. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $12.9 million for the six months ended June 30, 2012 compared to $653,000 for the six months ended June 30, 2011. The increase was primarily due to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park and an increase in acquisition activities in the six months ended June 30, 2012 as compared to the prior year period.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $444,000 to $671,000 for the six months ended June 30, 2012 compared to $1.1 million for the six months ended June 30, 2011. The decreased loss primarily reflects our acquisition of PREI's interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI's interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the six months ended June 30, 2012 totaled $50.5 million compared to $47.9 million for the six months ended June 30, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments and repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $1.4 million to $46.0 million for the six months ended June 30, 2012 compared to $44.6 million for the six months ended June 30, 2011. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense, net consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Mortgage notes payable	$20,157	$22,507
Amortization of debt premium on mortgage notes payable	(361)	(924)
Amortization of deferred interest costs (see Note 9)	3,479	3,525
Derivative instruments (see Note 9)	477	2,941
Unsecured term loan	1,953	—
Exchangeable senior notes	3,375	3,821
Unsecured senior notes	15,445	11,549
Amortization of debt discount on notes	341	399
Unsecured line of credit	1,545	1,510
Unsecured line of credit fees	1,326	340
Amortization of deferred loan fees	2,757	2,211
Interest cost incurred	50,494	47,879
Capitalized interest	(4,450)	(3,311)
Total interest expense, net	$46,044	$44,568

Other Expense. Other expense consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Gain / (loss) on extinguishment of debt	$216	$(292)
Other-than-temporary impairment of marketable securities	(545)	(825)
Loss on derivative instruments	(8)	(628)
Foreign income tax expense	(38)	—
Total other expense	$(375)	$(1,745)
During the six months ended June 30, 2012, we repaid in full the outstanding mortgage notes totaling approximately $32.5 million pertaining to the Sidney Street and 6828 Nancy Ridge Drive properties. This resulted in the recognition of a gain on extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. During the six months ended June 30, 2011, we repaid in full the outstanding mortgage notes totaling approximately $30.1 million pertaining to the Road to the Cure, 10255 Science Center Drive and Ardentech Court properties. The repayments resulted in the recognition of a loss on extinguishment of debt (representing prepayment penalties and the write-off of deferred loan fees partially offset by the write off of unamortized debt premiums). For both the six months ended June 30, 2012 and 2011, significant declines in the value of investments in available-for-sale securities in a publicly traded company we considered other-than-temporary resulted in the reclassification of an unrealized loss from other comprehensive income. The loss on derivative instruments for the six months ended June 30, 2012 relates to decreases in the value of warrants held, and the loss on derivative instruments for the six months ended June 30, 2011 reflects hedging ineffectiveness associated with certain interest rate derivative contracts. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.
(Loss) / Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Loss from discontinued operations was approximately $4.4 million for the six months ended June 30, 2012 due to an impairment loss that was recorded, as the carrying value of the property exceeded the value of the consideration we received when the property was disposed. Income from discontinued operations was approximately of $236,000 for the six months ended June 30, 2011.
Cash Flows
Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

	2012	2011	Change
	(In thousands)
Net cash provided by operating activities	$108,118	$81,772	$26,346
Net cash used in investing activities	(450,952)	(122,568)	(328,384)
Net cash provided by financing activities	343,738	31,362	312,376
Ending cash and cash equivalents balance	17,385	12,033	5,352

Net cash provided by operating activities increased $26.3 million to $108.1 million for the six months ended June 30, 2012 compared to $81.8 million for the six months ended June 30, 2011. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities increased $328.4 million to $451.0 million for the six months ended June 30, 2012 compared to $122.6 million for the six months ended December 31, 2011. The increase reflects increased acquisition activity during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net cash provided by financing activities increased $312.3 million to $343.7 million for the six months ended June 30, 2012 compared to $31.4 million for the six months ended June 30, 2011. The increase primarily reflects increased financing requirements due to increased acquisition activity during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The proceeds from the issuances of our Term Loan in March 2012 and Notes due 2022 in June 2012 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable. The proceeds from the issuance of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.

Funds from Operations

We present funds from operations, or FFO, and FFO excluding acquisition-related expenses, or Core FFO, available to common shares and OP units because we consider them to be important supplemental measures of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and Core FFO when reporting their results. FFO and Core FFO are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and Core FFO exclude depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, impairment charges on depreciable real estate, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computations may differ from the methodologies for calculating FFO and Core FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and Core FFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and Core FFO should not be considered alternatives to net income / (loss) (computed in accordance with GAAP) as an indicator of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO and Core FFO available to common shares and OP units and a reconciliation to net income for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) / income available to the common stockholders	$(8,713)	$3,638	$(10,053)	$9,168
Adjustments:
Impairment loss	—	—	4,552	—
Noncontrolling interests in operating partnership(1)	(166)	82	(192)	207
Depreciation and amortization - unconsolidated partnerships	323	944	645	1,865
Depreciation and amortization - consolidated entities	47,575	35,696	92,508	69,447
Depreciation and amortization - discontinued operations	—	92	92	178
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(27)	(26)	(55)	(52)
Funds from operations available to common shares and units - basic	38,992	40,426	87,497	80,813
Interest expense on Exchangeable Senior Notes(2)	1,688	1,688	3,375	3,375
Funds from operations available to common shares and units - diluted	40,680	42,114	90,872	84,188
Acquisition related expenses	12,245	334	12,879	653
Core funds from operations - diluted	$52,925	$42,448	$103,751	$84,841
Core funds from operations per share - diluted	$0.32	$0.29	$0.62	$0.59
Weighted-average common shares and units outstanding - diluted(2) (3)	167,238,695	144,254,164	167,237,418	144,262,597
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. Both the three and six months ended June 30, 2012 include 10,127,232 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively. Both the three and six months ended June 30, 2011 include 10,017,858 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively.

(3)
The three and six months ended June 30, 2012 includes 2,947,140 and 2,956,543 shares of OP and LTIP units, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively. The three and six months ended June 30, 2012 include 1,388,901 and 1,437,928 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively. The three and six months ended June 30, 2011 include 1,395,374 and 1,441,642 shares of unvested restricted stock, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

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
As of June 30, 2012, the Company owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2012 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$3,922	$8,291	$339,020	$6,253	$143,426	$47,109	$548,021
Unsecured line of credit	—	—	—	78,000	—	—	78,000
Unsecured senior term loan	—	—	—	—	—	400,000	400,000
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	3,922	8,291	339,020	84,253	543,426	1,127,109	2,106,021
Share of unconsolidated indebtedness:
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	27,795	—	—	—	—	27,795
Total indebtedness	$3,922	$36,086	$339,020	$84,253	$543,426	$1,127,109	$2,133,816
There are no consolidated debt maturities until 2014, which includes the $340.3 million mortgage loan secured by our Center for Life Science | Boston property. This mortgage loan includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of June 30, 2012.

The terms of the indentures governing the Notes due 2016, Notes due 2020 and Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2012.

On March 30, 2012, we entered into the Term Loan with KeyBank National Association, as administrative agent, and certain other lenders, providing for borrowings to us of $400.0 million.
The Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of June 30, 2012.

On June 28, 2012, we issued $250.0 million principal amount of our Notes due 2022, which are governed by a base indenture and supplemental indenture, dated March 30, 2011 and June 28, 2012, respectively, among us, as issuer, our Parent Company, as guarantor, and U.S. Bank National Association, as trustee.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At June 30, 2012, we had acquired a participating interest in a construction loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $346.0 million related to the construction loan funding, tenant improvements, leasing commissions and construction-related capital expenditures, of which $99.5 million are expected to be paid in 2012, and $246.5 million are expected to be paid in 2013 or thereafter.
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
BioMed Realty Trust, Inc.'s total capitalization at June 30, 2012 was approximately $5.2 billion and comprised the following:

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	June 30, 2012
	(In thousands)
Debt:
Mortgage notes payable(1)		$548,021	10.5%
Exchangeable Senior Notes		180,000	3.4%
Notes due 2016(1)		400,000	7.6%
Notes due 2020(1)		250,000	4.8%
Notes due 2022(1)		250,000	4.8%
Unsecured senior term loan		400,000	7.6%
Unsecured line of credit		78,000	1.5%
Total debt		2,106,021	40.2%
Equity:
Common shares, operating partnership and LTIP units outstanding(2)	157,126,502	2,935,122	56.0%
7.375% Series A Preferred shares outstanding(3)	7,920,000	198,000	3.8%
Total capital		3,133,122	59.8%
Total capitalization		$5,239,143	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $18.68 per share on the last trading day of the quarter (June 29, 2012). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company's common stock on a one-for-one basis, subject to adjustment. At June 30, 2012, 154,183,744 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company's common stock.

(3)	Based on the liquidation preference of $25.00 per share of our Parent Company's 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company's board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At June 30, 2012, the ratio of debt to total asset book value was approximately 43.9%. However, our Parent Company's board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company's common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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
Off-Balance Sheet Arrangements
As of June 30, 2012, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.2 million and $14.4 million and the liabilities were $10.5 million and $10.5 million at June 30, 2012 and December 31, 2011, respectively. Our equity in net income of the McKellar Court partnership was $455,000 and $453,000 for the six months ended June 30, 2012 and 2011, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $247.2 million and $249.7 million at June 30, 2012 and December 31, 2011, respectively, and the liabilities were $141.4 million and $140.2 million at June 30, 2012 and December 31, 2011, respectively. Our equity in net loss of the PREI joint ventures was $1.1 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	June 30, 2012	December 31, 2011	Maturity Date
PREI I LLC(3)	20%	3.3%	$27,795	$27,795	August 13, 2013
Total			$27,795	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of June 30, 2012.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2012:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2010	March 15, 2010	April 15, 2010	$0.140	$0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.150	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.170	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.170	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.200	0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair-values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk, equity price risk, and foreign currency exchange rate risk.
Interest rate risk
As of June 30, 2012, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	June 30, 2012
Fixed interest rate (2)	$1,624,441	77.3%	5.39%
Variable interest rate (3)	478,000	22.7%	1.88%
Total/weighted-average effective interest rate	$2,102,441	100.0%	4.59%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes four mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

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

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2012, the fair-value of the fixed-rate debt was estimated to be $1.8 billion compared to the net carrying value of $1.6 billion (including debt premiums and discounts). At June 30, 2012, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $478.0 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2012 in relation to total assets of $4.8 billion and equity market capitalization of $3.1 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at June 30, 2012, a 1% change in interest rates would change our interest costs by approximately $3.1 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  A 10% decrease in the fair-value of our equity investments as of June 30, 2012, would decrease their fair value by approximately $752,000.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom.  The functional currency of our foreign subsidiary is the British pound.  Gains or losses resulting from the translation of our foreign subsidiary's balance sheet and statement of income are included in accumulated other comprehensive income.  Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  For both the three and six months ended June 30, 2012, total revenues from properties outside the United States contributed $901,000, which represented less than 1% of our total revenues for both the three and six months ended June 30, 2012. Net investment in properties outside the United States was $205.9 million as of June 30, 2012.

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

There has been no change in BioMed Realty Trust, Inc.'s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.'s internal control over financial reporting.

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

There has been no change in BioMed Realty, L.P.'s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM IA. RISK FACTORS

Our annual report on Form 10-K for the year ended December 31, 2011 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our annual report on Form 10-K as a result of certain events that occurred during the quarter ended June 30, 2012. You should carefully consider the risk factors discussed in our annual report on Form 10-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations or growth prospects.

Risks Related to Granta Park Acquisition and International Operations Generally
Our ownership of Granta Park in the United Kingdom and future activities outside the United States may subject us to risks different from and potentially greater than those associated with our domestic operations.
In June 2012, we acquired Granta Park, comprising eleven laboratory and office buildings and a total of approximately 472,200 square feet of space, as well as approximately 138,400 square feet of development and expansion rights, in Cambridge, United Kingdom. The purchase price for the property was £126.8 million, or approximately $196.0 million (based on the exchange rate in effect as of June 8, 2012), excluding transaction costs. In addition to Granta Park, in the future we may underwrite and acquire other properties or interests in real estate related entities in international markets that are new to us. Our international investments, consisting only of Granta Park, constituted 3.9% of our total gross assets as of June 30, 2012.
International development, ownership and operating activities involve risks that are different from and potentially greater than those we face with respect to our domestic properties and operations. These risks include but are not limited to:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets;

•
challenges in managing and integrating international operations, development and redevelopment, including difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion;

•	changes in foreign political, regulatory and economic conditions, including regionally, nationally and locally;

•	challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings;

•
establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations;

•	adverse effects of changes in exchange rates for foreign currencies;

•	challenges with respect to the repatriation of foreign earnings;

•	differences in lending practices; and

•	differences in languages, cultures and time zones.

The realization of any of these risks could have an adverse impact on our results of operations and financial condition.

We are subject to risks from potential fluctuations in exchange rates between the U.S. dollar and foreign currencies.

We acquired Granta Park in June 2012, and may acquire additional properties in the United Kingdom or in other countries where the U.S. dollar is not the local currency. As a result, we are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease in the value of the British pound or other currencies in countries where we may have an investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest and, under certain circumstances, by hedging exchange rate fluctuations; however, access to capital may be more restricted, or unavailable on favorable terms or at all, in certain locations, and we cannot assure you that our efforts will successfully neutralize all international currency risks. In addition, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Risks Related to Our Investments in Loans
We face risks associated with our investment in a construction loan secured by a property under development and future investments in loans, including a failure of an underlying property to perform to expectations and potential principal losses on our investment.

In May 2012, we purchased a $255 million interest in a $355 million construction loan (the Construction Loan) secured by first priority mortgages in the properties owned and under development by the borrower located in Boston, Massachusetts, and may make similar investments in the future. We expect to fund the full balance of the Construction Loan in monthly draws starting in the fourth quarter 2012 and ending in the first quarter of 2014. We face risks associated with our investment in the Construction Loan and other similar investments that we may undertake in the future, including the following:

•
A loan may become non-performing or sub-performing for a variety of reasons outside of our control, including, without limitation, because the underlying property is too highly leveraged, the borrower falls upon financial distress or the property fails to perform as expected, resulting in the borrower being unable to meet its debt service obligations to us.

•
A non-performing or sub-performing loan may require a substantial amount of workout negotiations and/or restructuring, which may divert the attention of our management from other activities and entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments and a substantial write-down of the principal of the loan.

•
If we find it necessary or desirable to foreclose on one or more loans we acquire, the foreclosure process may be lengthy and expensive, with an uncertain outcome, and the underlying property's value may deteriorate as a result.

•
As is the case with our investment in the Construction Loan, we may co-invest in mortgage loans with other investors. As a result, we may lack sole decision-making authority, rely on co-investors' financial condition and/or have disputes between us and other co-investors. In addition, such co-investors may become bankrupt or fail to fund their share of required capital contributions, have economic or other business interests or goals that are inconsistent with our business interests or goals, or take actions contrary to our policies or objectives.

The realization of any of these risks could have an adverse impact on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, our Parent Company issued, net of forfeitures, an aggregate of 6,655 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the three months ended June 30, 2012, the operating partnership issued an aggregate of 6,655 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1
Supplemental Indenture No. 2, dated June 28, 2012, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.25% Senior Notes due 2022 and guarantee thereof.(1)

10.1	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)
10.2	Form of Term Note under Unsecured Term Credit Agreement.(2)
10.3
First Amendment to Unsecured Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

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

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	August 2, 2012	Dated:	August 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
4.1
Supplemental Indenture No. 2, dated June 28, 2012, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.25% Senior Notes due 2022 and guarantee thereof.(1)

10.1	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)
10.2	Form of Term Note under Unsecured Term Credit Agreement.(2)
10.3
First Amendment to Unsecured Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.†
101.SCH	XBRL Taxonomy Extension Schema Document.†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

†
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.