Form 10-Q
period 2012-09-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2012-11-02
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of BioMed Realty Trust, Inc.'s common stock, par value $0.01 per share, as of November 2, 2012 was 154,317,818.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2012 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of September 30, 2012, BioMed Realty Trust, Inc. owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.

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

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,327,426	$3,950,246
Investments in unconsolidated partnerships	31,955	33,389
Cash and cash equivalents	20,646	16,411
Accounts receivable, net	7,128	5,141
Accrued straight-line rents, net	144,975	130,582
Deferred leasing costs, net	180,925	157,255
Other assets	118,052	135,521
Total assets	$4,831,107	$4,428,545
LIABILITIES AND EQUITY
Mortgage notes payable, net	$574,497	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	893,955	645,581
Unsecured senior term loan	405,216	—
Unsecured line of credit	87,000	268,000
Accounts payable, accrued expenses and other liabilities	178,706	134,924
Total liabilities	2,319,374	1,816,349
Equity:
Stockholders' equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000 liquidation preference ($25.00 per share), 7,920,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	191,469	191,469
Common stock, $.01 par value, 200,000,000 shares authorized, 154,334,988 and 154,101,482 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,543	1,541
Additional paid-in capital	2,779,035	2,773,994
Accumulated other comprehensive loss, net	(56,988)	(60,138)
Dividends in excess of earnings	(411,529)	(304,759)
Total stockholders' equity	2,503,530	2,602,107
Noncontrolling interests	8,203	10,089
Total equity	2,511,733	2,612,196
Total liabilities and equity	$4,831,107	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental	$101,467	$83,549	$288,650	$244,598
Tenant recoveries	31,765	26,603	89,155	75,867
Other revenue	1,305	4,487	1,590	5,775
Total revenues	134,537	114,639	379,395	326,240
Expenses:
Rental operations	38,944	33,876	112,717	96,246
Depreciation and amortization	51,372	36,203	143,882	105,649
General and administrative	10,226	7,682	27,416	21,797
Acquisition-related expenses	176	136	13,055	789
Total expenses	100,718	77,897	297,070	224,481
Income from operations	33,819	36,742	82,325	101,759
Equity in net loss of unconsolidated partnerships	(339)	(735)	(1,011)	(1,849)
Interest expense, net	(26,817)	(22,887)	(72,863)	(67,456)
Other expense	(208)	(4,259)	(580)	(6,005)
Income from continuing operations	6,455	8,861	7,871	26,449
Income / (loss) from discontinued operations	—	76	(4,370)	312
Net income	6,455	8,937	3,501	26,761
Net (income) / loss attributable to noncontrolling interests	(46)	(106)	156	(281)
Net income attributable to the Company	6,409	8,831	3,657	26,480
Preferred stock dividends	(3,651)	(3,901)	(10,952)	(12,382)
Cost on redemption of preferred stock	—	(165)	—	(165)
Net income / (loss) available to common stockholders	$2,758	$4,765	$(7,295)	$13,933
Income / (loss) from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.02	$0.03	$(0.02)	$0.10
Income / (loss) from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$—	$(0.03)	$—
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.02	$0.03	$(0.05)	$0.10
Weighted-average common shares outstanding:
Basic	152,785,451	129,872,349	152,739,130	129,834,429
Diluted	155,728,209	132,852,328	152,739,130	132,819,688

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$6,455	$8,937	$3,501	$26,761
Other comprehensive income:
Foreign currency translation adjustments	576	—	3,567	—
Unrealized (loss) / gain on derivative instruments, net	(1,966)	386	(5,563)	3,795
Amortization of deferred interest costs	1,730	1,754	5,209	5,279
Reclassification on unrealized loss on equity securities	—	3,802	545	4,627
Reclassification on sale of equity securities	(6)	21	(38)	21
Unrealized gain / (loss) on equity securities	10	(883)	(509)	(4,575)
Total other comprehensive income	344	5,080	3,211	9,147
Comprehensive income	6,799	14,017	6,712	35,908
Comprehensive (income) / loss attributable to noncontrolling interests	(51)	(218)	95	(483)
Comprehensive income attributable to the Company	$6,748	$13,799	$6,807	$35,425

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196
Net issuances of unvested restricted common stock	—	196,285	1	(3,517)	—	—	(3,516)	—	(3,516)
Conversion of OP units to common stock	—	37,221	1	30	—	—	31	(31)	—
Vesting of share-based awards	—	—	—	8,670	—	—	8,670	—	8,670
Reallocation of equity to noncontrolling interests	—	—	—	(142)	—	—	(142)	142	—
Common stock dividends	—	—	—	—	—	(99,475)	(99,475)	—	(99,475)
OP unit distributions	—	—	—	—	—	—	—	(1,902)	(1,902)
Net income / (loss)	—	—	—	—	—	3,657	3,657	(156)	3,501
Preferred stock dividends	—	—	—	—	—	(10,952)	(10,952)	—	(10,952)
Foreign currency translation adjustment	—	—	—	—	3,500	—	3,500	67	3,567
Reclassification on other-than-temporary impairment of equity securities	—	—	—	—	535	—	535	10	545
Reclassification on sale of equity securities	—	—	—	—	(38)	—	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	(499)	—	(499)	(10)	(509)
Amortization of deferred interest costs	—	—	—	—	5,111	—	5,111	98	5,209
Unrealized loss on derivative instruments, net	—	—	—	—	(5,459)	—	(5,459)	(104)	(5,563)
Balance at September 30, 2012	$191,469	154,334,988	$1,543	$2,779,035	$(56,988)	$(411,529)	$2,503,530	$8,203	$2,511,733

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net income	$3,501	$26,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,974	105,919
Allowance for doubtful accounts	1,167	2,194
Non-cash revenue adjustments	9,045	7,699
Other non-cash adjustments	15,283	10,442
Compensation expense related to restricted common stock and LTIP units	8,670	5,554
Distributions representing a return on capital from unconsolidated partnerships	1,145	1,573
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	(2,614)
Accrued straight-line rents	(15,740)	(17,907)
Deferred leasing costs	(9,873)	(10,830)
Other assets	(2,925)	(1,809)
Accounts payable, accrued expenses and other liabilities	23,825	8,061
Net cash provided by operating activities	176,032	135,043
Investing activities:
Purchases of investments in real estate and related intangible assets	(367,785)	(38,981)
Capital expenditures	(110,205)	(117,440)
Contributions to unconsolidated partnerships, net	(1,351)	(14,351)
Purchases of debt and equity securities	(5,101)	(2,125)
Proceeds from the sale of equity securities	133	31
Deposits to escrow for acquisitions	—	(5,500)
Net cash used in investing activities	(484,309)	(178,366)
Financing activities:
Redemption of Series A preferred stock	—	(31,109)
Payment of deferred loan costs	(5,989)	(9,786)
Unsecured line of credit proceeds	543,000	400,075
Unsecured line of credit payments	(724,000)	(576,425)
Principal payments on mortgage notes payable	(38,533)	(52,554)
Proceeds from unsecured senior term loan	556,404	—
Unsecured senior term loan payments	(156,404)	—
Proceeds from unsecured senior notes	247,815	397,460
Distributions to operating partnership unit and LTIP unit holders	(1,865)	(1,702)
Dividends paid to common stockholders	(97,116)	(74,779)
Dividends paid to preferred stockholders	(10,950)	(12,973)
Net cash provided by financing activities	312,362	38,207
Effect of exchange rate changes on cash and cash equivalents	150	—
Net increase / (decrease) in cash and cash equivalents	4,235	(5,116)

	Nine Months Ended
	September 30,
	2012	2011

Cash and cash equivalents at beginning of period	16,411	21,467
Cash and cash equivalents at end of period	$20,646	$16,351
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $6,376 and $5,308, respectively)	$58,978	$50,065
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$3,651	$3,651
Accrual for common stock dividends declared	33,182	26,253
Accrual for distributions declared for operating partnership unit and LTIP unit holders	633	596
Accrued additions to real estate and related intangible assets	28,545	17,026
Mortgage notes assumed (including premium of $1,802 in 2012)	25,947	—
Deposits applied for acquisitions	18,649	1,800

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate, net	$4,327,426	$3,950,246
Investments in unconsolidated partnerships	31,955	33,389
Cash and cash equivalents	20,646	16,411
Accounts receivable, net	7,128	5,141
Accrued straight-line rents, net	144,975	130,582
Deferred leasing costs, net	180,925	157,255
Other assets	118,052	135,521
Total assets	$4,831,107	$4,428,545
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$574,497	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	893,955	645,581
Unsecured senior term loan	405,216	—
Unsecured line of credit	87,000	268,000
Accounts payable, accrued expenses and other liabilities	178,706	134,924
Total liabilities	2,319,374	1,816,349
Capital:
Partners' capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000 liquidation preference ($25.00 per unit), 7,920,000 units issued and outstanding at September 30, 2012 and December 31, 2011	191,469	191,469
Limited partners' capital, 2,942,758 and 2,979,979 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8,463	10,332
General partner's capital, 154,334,988 and 154,101,482 units issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,367,444	2,469,233
Accumulated other comprehensive loss	(55,383)	(58,594)
Total partners' capital	2,511,993	2,612,440
Noncontrolling interests deficit	(260)	(244)
Total capital	2,511,733	2,612,196
Total liabilities and capital	$4,831,107	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Rental	$101,467	$83,549	$288,650	$244,598
Tenant recoveries	31,765	26,603	89,155	75,867
Other revenue	1,305	4,487	1,590	5,775
Total revenues	134,537	114,639	379,395	326,240
Expenses:
Rental operations	38,944	33,876	112,717	96,246
Depreciation and amortization	51,372	36,203	143,882	105,649
General and administrative	10,226	7,682	27,416	21,797
Acquisition-related expenses	176	136	13,055	789
Total expenses	100,718	77,897	297,070	224,481
Income from operations	33,819	36,742	82,325	101,759
Equity in net loss of unconsolidated partnerships	(339)	(735)	(1,011)	(1,849)
Interest expense, net	(26,817)	(22,887)	(72,863)	(67,456)
Other expense	(208)	(4,259)	(580)	(6,005)
Income from continuing operations	6,455	8,861	7,871	26,449
Income / (loss) from discontinued operations	—	76	(4,370)	312
Net income	6,455	8,937	3,501	26,761
Net loss attributable to noncontrolling interests	7	5	16	37
Net income attributable to the Operating Partnership	6,462	8,942	3,517	26,798
Preferred unit distributions	(3,651)	(3,901)	(10,952)	(12,382)
Cost on redemption of preferred units	—	(165)	—	(165)
Net income / (loss) available to unitholders	$2,811	$4,876	$(7,435)	$14,251
Income / (loss) from continuing operations per unit available to common unitholders:
Basic and diluted earnings per unit	$0.02	$0.03	$(0.02)	$0.10
Income / (loss) from discontinued operations per unit available to common unitholders:
Basic and diluted earnings per unit	$—	$—	$(0.03)	$—
Net income / (loss) per unit available to common unitholders:
Basic and diluted earnings per unit	$0.02	$0.03	$(0.05)	$0.10
Weighted-average units outstanding:
Basic	155,699,816	132,793,468	155,661,231	132,759,427
Diluted	155,699,816	132,793,468	155,661,231	132,759,427

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$6,455	$8,937	$3,501	$26,761
Other comprehensive income:
Foreign currency translation adjustments	576	—	3,567	—
Unrealized (loss) / gain on derivative instruments, net	(1,966)	386	(5,563)	3,795
Amortization of deferred interest costs	1,730	1,754	5,209	5,279
Reclassification on unrealized loss on equity securities	—	3,802	545	4,627
Reclassification on sale of equity securities	(6)	21	(38)	21
Unrealized gain / (loss) on equity securities	10	(883)	(509)	(4,575)
Total other comprehensive income	344	5,080	3,211	9,147
Comprehensive income	6,799	14,017	6,712	35,908
Comprehensive loss attributable to noncontrolling interests	7	5	16	37
Comprehensive income attributable to the Operating Partnership	$6,806	$14,022	$6,728	$35,945

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Loss	Total Partner's Capital	Noncontrolling Interests Deficit	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2011	7,920,000	$191,469	2,979,979	$10,332	154,101,482	$2,469,233	$(58,594)	$2,612,440	$(244)	$2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	196,285	(3,516)	—	(3,516)	—	(3,516)
Conversion of OP units	—	—	(37,221)	(31)	37,221	31	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	8,670	—	8,670	—	8,670
Reallocation of equity to limited partners	—	—	—	204	—	(204)	—	—	—	—
Distributions	—	(10,952)	—	(1,902)	—	(99,475)	—	(112,329)	—	(112,329)
Net income / (loss)	—	10,952	—	(140)	—	(7,295)	—	3,517	(16)	3,501
Foreign currency translation adjustment	—	—	—	—	—	—	3,567	3,567	—	3,567
Reclassification on other-than-temporary impairment of equity securities	—	—	—	—	—	—	545	545	—	545
Reclassification on sale of equity securities	—	—	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	—	—	(509)	(509)	—	(509)
Amortization of deferred interest costs	—	—	—	—	—	—	5,209	5,209	—	5,209
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(5,563)	(5,563)	—	(5,563)
Balance at September 30, 2012	7,920,000	$191,469	2,942,758	$8,463	154,334,988	$2,367,444	$(55,383)	$2,511,993	$(260)	$2,511,733

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net income	$3,501	$26,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,974	105,919
Allowance for doubtful accounts	1,167	2,194
Non-cash revenue adjustments	9,045	7,699
Other non-cash adjustments	15,283	10,442
Compensation expense related to share-based payments	8,670	5,554
Distributions representing a return on capital from unconsolidated partnerships	1,145	1,573
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	(2,614)
Accrued straight-line rents	(15,740)	(17,907)
Deferred leasing costs	(9,873)	(10,830)
Other assets	(2,925)	(1,809)
Accounts payable, accrued expenses and other liabilities	23,825	8,061
Net cash provided by operating activities	176,032	135,043
Investing activities:
Purchases of investments in real estate and related intangible assets	(367,785)	(38,981)
Capital expenditures	(110,205)	(117,440)
Contributions to unconsolidated partnerships, net	(1,351)	(14,351)
Purchases of debt and equity securities	(5,101)	(2,125)
Proceeds from the sale of equity securities	133	31
Deposits to escrow for acquisitions	—	(5,500)
Net cash used in investing activities	(484,309)	(178,366)
Financing activities:
Redemption of Series A preferred units	—	(31,109)
Payment of deferred loan costs	(5,989)	(9,786)
Unsecured line of credit proceeds	543,000	400,075
Unsecured line of credit payments	(724,000)	(576,425)
Principal payments on mortgage notes payable	(38,533)	(52,554)
Proceeds from unsecured senior term loan	556,404	—
Unsecured senior term loan repayments	(156,404)	—
Proceeds from unsecured senior notes	247,815	397,460
Distributions paid to unitholders	(98,981)	(76,481)
Distributions paid to preferred unitholders	(10,950)	(12,973)
Net cash provided by financing activities	312,362	38,207
Effect of exchange rate changes on cash and cash equivalents	150	—

	Nine Months Ended
	September 30,
	2012	2011

Net increase / (decrease) in cash and cash equivalents	4,235	(5,116)
Cash and cash equivalents at beginning of period	16,411	21,467
Cash and cash equivalents at end of period	$20,646	$16,351
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $6,376 and $5,308, respectively)	$58,978	$50,065
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$33,815	$26,849
Accrual for preferred unit distributions declared	3,651	3,651
Accrued additions to real estate and related intangible assets	28,545	17,026
Mortgage notes assumed (includes premium of $1,802 in 2012)	25,947	—
Deposits applied for acquisitions	18,649	1,800

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

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2012, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership is held by limited partners. Each partner's percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2011 and the Company's current report on Form 8-K filed with the SEC on August 24, 2012.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three and nine months ended September 30, 2012, total revenues from properties outside the United States were $4.4 million and $5.3 million, respectively, which represented 3.3% and 1.4% of the Company's total revenues during the same periods, respectively. The Company's net investment in properties outside the United States was $189.9 million as of September 30, 2012.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six variable interest entities, or VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Investment in real estate, net	$400,629	$409,327
Total assets	439,527	454,208
Total debt	145,334	146,581
Total liabilities	151,695	151,893

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$704,825	$591,009
Land under development	46,861	56,008
Buildings and improvements	4,007,656	3,615,678
Construction in progress	130,940	140,025
	4,890,282	4,402,720
Accumulated depreciation	(562,856)	(452,474)
	$4,327,426	$3,950,246

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

In April 2012, the Company completed the exchange of a property for another real estate operating property. As a result, the property disposed of was reclassified as a discontinued operation. This property was written down to its estimated fair-value of $28.0 million, less costs to sell, which resulted in an impairment loss of $4.6 million that is included in loss from discontinued operations for the nine months ended September 30, 2012. The parties to the exchange determined and agreed upon the fair-value of the property received in the transaction, which the Company considers to be a level 2 input in the fair-value hierarchy. See Note 12 for discussion of discontinued operations.

Deferred Leasing Costs, Net

Deferred leasing costs, net at September 30, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	September 30, 2012	Amortization	Net
Acquired in-place leases	$303,485	$(175,517)	$127,968
Acquired management agreements	24,963	(14,449)	10,514
Deferred leasing and other direct costs	64,558	(22,115)	42,443
	$393,006	$(212,081)	$180,925

Deferred leasing costs, net at December 31, 2011 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2011	Amortization	Net
Acquired in-place leases	$260,552	$(150,453)	$110,099
Acquired management agreements	22,696	(12,641)	10,055
Deferred leasing and other direct costs	54,461	(17,360)	37,101
	$337,709	$(180,454)	$157,255

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Available-for-sale securities, historical cost	$5,958	$5,585
Other-than-temporary unrealized loss	(5,684)	(4,595)
Unrealized loss	(3)	(2)
Available-for-sale securities, fair-value(1)	271	988
Privately-held securities, cost basis	8,875	4,245
Total equity securities	$9,146	$5,233
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of two publicly traded companies. During the nine months ended September 30, 2012, the Company reclassified to other expense from accumulated other comprehensive loss, an unrealized loss, considered to be other-than-temporary, of approximately $545,000, relating to its investment in securities of one of these companies. Management has the intent and ability to retain the investment in the other company for a period of time sufficient to allow for an anticipated recovery in its market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company's cost basis, should be considered other-than-temporarily-impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company's remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company's lack of control or significant influence over such companies or funds. The Company owned equity securities of five privately-held companies and two privately-held funds during the nine months ended September 30, 2012. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company's cost basis investments and therefore, no evaluation of impairment was performed during the nine months ended September 30, 2012 on the Company's cost basis investments.

Construction Loan Receivable

During the nine months ended September 30, 2012, the Company entered into an agreement to purchase a $255 million interest in a $355 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

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

3. Equity of the Parent Company

During the nine months ended September 30, 2012, the Parent Company issued restricted stock awards to the Company's employees and directors totaling 378,655 and 16,695 shares of common stock, respectively (180,594 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 18,471 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

During the nine months ended September 30, 2012, the Parent Company awarded 408,888 performance units (the “Performance Units”) to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company's common stock if vesting conditions are satisfied. Performance Units vest ratably over one, two and three year periods (each, a “Performance Period”) based upon the Parent Company's total stockholder return relative to its peer group. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions. The grant date fair-value of these awards of approximately $3.4 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation to be expensed in future periods as of September 30, 2012 was $1.9 million over a weighted-average of approximately 1.6 years. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of September 30, 2012, the Company had outstanding 154,334,988 shares of the Parent Company's common stock and 2,579,788 and 362,970 operating partnership and LTIP units, respectively. A share of the Parent Company's common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the nine months ended September 30, 2012:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2012	Common stock and OP units	$0.21500	January 1, 2012 to March 31, 2012	April 16, 2012	$33,780
March 15, 2012	Series A preferred stock/units	$0.46094	January 16, 2012 to April 15, 2012	April 16, 2012	$3,650
June 15, 2012	Common stock and OP units	$0.21500	April 1, 2012 to June 30, 2012	July 16, 2012	$33,782
June 15, 2012	Series A preferred stock/units	$0.46094	April 16, 2012 to July 15, 2012	July 16, 2012	$3,651
September 14, 2012	Common stock and OP units	$0.21500	July 1, 2012 to September 30, 2012	October 15, 2012	$33,815
September 14, 2012	Series A preferred stock/units	$0.46094	July 16, 2012 to October 15, 2012	October 15, 2012	$3,651

Total 2012 dividends and distributions declared through September 30, 2012 (in thousands):

Common stock and OP units	$101,377
Series A preferred stock/units	10,952
$112,329

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at September 30, 2012, was approximately $56.1 million based on the average closing price of the Parent Company's common stock of $19.07 per share for the ten consecutive trading days immediately preceding September 30, 2012.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	September 30, 2012		December 31, 2011
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	152,843,368	98.1%	152,435,271	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,339,314	1.5%	2,332,318	1.5%
Operating partnership and LTIP units held by third parties	575,051	0.4%	588,801	0.4%
Total	155,757,733	100.0%	155,356,390	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of September 30, 2012, the Operating Partnership had outstanding 156,914,776 operating partnership units and 362,970 LTIP units. The Parent Company owned 98.1% of the partnership interests in the Operating Partnership at September 30, 2012, is the Operating Partnership's general partner and is responsible for the management of the Operating Partnership's business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner's notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner's notice of redemption in exchange for shares of the Parent Company's common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at September 30, 2012, was approximately $56.1 million based on the average closing price of the Parent Company's common stock of $19.07 per share for the ten consecutive trading days immediately preceding September 30, 2012.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership's mortgage loan secured by the Company's Center for Life Science | Boston property, Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan (the “Term Loan”) and unsecured line of credit.

Debt of the Operating Partnership

A summary of the Operating Partnership's outstanding consolidated debt as of September 30, 2012 and December 31, 2011 was as follows (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			September 30, 2012	December 31, 2011	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,800	$—	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,301	—	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	339,399	342,149	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	60,700	62,261	December 1, 2018
6828 Nancy Ridge Drive (1)	7.15%	5.38%	—	6,373	September 1, 2012
Shady Grove Road	5.97%	5.97%	145,334	146,581	September 1, 2016
Sidney Street (1)	7.23%	5.11%	—	26,400	June 1, 2012
900 Uniqema Boulevard	8.61%	5.61%	655	814	May 1, 2015
			570,189	584,578
Unamortized premiums			4,308	3,266
Mortgage notes payable, net			574,497	587,844
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	—	July 15, 2022
			900,000	650,000
Unamortized discounts			(6,045)	(4,419)
Unsecured senior notes, net			893,955	645,581
Term Loan - U.S. dollar (2)	1.87%	2.64%	243,596	—	March 30, 2017
Term Loan - GBP (2)	2.18%	2.39%	161,620	—	March 30, 2017
Term Loan (3)			405,216	—
Unsecured line of credit (3) (4)	1.77%	1.77%	87,000	268,000	July 13, 2015
Total consolidated debt			$2,140,668	$1,681,425
____________

(1)
During the nine months ended September 30, 2012, the Operating Partnership repaid in full the outstanding mortgage notes totaling approximately $32.5 million pertaining to the 6828 Nancy Ridge Drive and Sidney Street properties, resulting in a gain on extinguishment representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees, which is included in other expense.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling ("GBP") equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2012. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)
In August 2012, the Operating Partnership amended the Term Loan facility and the credit agreement governing the unsecured line of credit to include the Operating Partnership's qualifying real property owned, leased or operated in certain foreign counties, including the United Kingdom, in the covenant calculations of the respective facilities.

(4)
At September 30, 2012, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $650.5 million (net of outstanding letters of credit issued by the Operating Partnership and drawable on the unsecured line of credit of approximately $12.5 million).

Unsecured Senior Term Loan

Term Loan - U.S. dollar

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

Borrowings for the U.S. dollar-denominated debt under the Term Loan bear interest at a floating rate equal to, at the Operating Partnership's option, either (1) reserve adjusted U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company's credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 15 to 120 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 65 to 170 basis points or (c) one-month U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, in each case, depending on the Parent Company's credit ratings.

Concurrent with the closing of the Term Loan in March 2012, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the outstanding balance under the Term Loan at approximately 2.81% for a five-year term, subject to change depending on the Parent Company's credit ratings.

Term Loan - GBP

On August 2, 2012, the Operating Partnership amended the Term Loan agreement to convert approximately $156.4 million of outstanding borrowings of the Term Loan into “GBP” equal to £100.0 million. Borrowings for the GBP denominated debt under the Term Loan bear interest at a floating rate equal to reserve adjusted GBP-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company's credit ratings.

The Operating Partnership designated the GBP denominated debt under the Term Loan as a net investment hedge. The Operating Partnership entered into this net investment hedge to protect a designated amount of the Operating Partnership's net investment in a GBP functional currency subsidiary against the risk of adverse changes in the GBP/U.S. dollar exchange rate (foreign exchange risk). Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership (a U.S. dollar functional currency entity) as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded in accumulated other comprehensive income. When the net investment is sold or substantially liquidated, the balance of the cumulative translation adjustment accumulated in other comprehensive income will be reclassified into earnings. The Operating Partnership is hedging the risk of changes in the U.S. dollar equivalent value of a portion of its net investment in its GBP subsidiary attributable to changes in the GBP/U.S. dollar exchange rate during the period of investment during which the hedging instrument is outstanding.

Concurrent with the conversion to GBP denominated debt, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with £100.0 million of the outstanding balance under the Term Loan at approximately 2.39% for a five-year term, subject to change depending on the Parent Company's credit ratings.

The Term Loan includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The Term Loan specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Term Loan and declare all amounts outstanding to be immediately due and payable. Management believes that it was in compliance with the covenants as of September 30, 2012.

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

The terms of the indenture for the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2012.

As of September 30, 2012, principal payments due for the Operating Partnership's consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2012	$2,064
2013	8,595
2014	339,342
2015	93,595
2016	543,784
Thereafter(1)	1,155,025
$2,142,405
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through September 30, 2012 all of the Company's participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average restricted stock outstanding for the three and nine months ended September 30, 2012 and 2011 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. The calculation of diluted earnings per share for the three months ended September 30, 2012 includes the outstanding OP units (both vested and unvested) in weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the nine months ended September 30, 2012, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of diluted earnings per share and were therefore excluded and net income attributable to noncontrolling interests in the Operating Partnership was not added back to net income available to common stockholders. For the three and nine months ended September 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that September 30, 2012 is the end of the Performance Units' Performance Period. For the three and nine months ended September 30, 2012 and 2011, the restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Operating Partnership's Exchangeable Senior Notes due 2026 (the “Notes due 2026”) as the common stock price at September 30, 2011 did not exceed the exchange price then in effect. In addition, shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2012 and 2011. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2012 and 2011.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations	$6,455	$8,861	$7,871	$26,449
(Income) / loss from continuing operations attributable to noncontrolling interests	(46)	(104)	74	(274)
Preferred stock dividends	(3,651)	(4,066)	(10,952)	(12,547)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(322)	(278)	(940)	(854)
Income / (loss) from continuing operations available to common stockholders - basic	2,436	4,413	(3,947)	12,774

Income / (loss) from discontinued operations	—	76	(4,370)	312
(Income) / loss from discontinued operations attributable to noncontrolling interests	—	(2)	82	(7)
Income / (loss) from discontinued operations available to common stockholders - basic	—	74	(4,288)	305

Net income / (loss) available to common stockholders - basic	$2,436	$4,487	$(8,235)	$13,079
Diluted earnings per share:
Income / (loss) from continuing operations available to common stockholders - basic	2,436	4,413	(3,947)	12,774
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	53	109	—	311
Income / (loss) from continuing operations available to common stockholders - diluted	2,489	4,522	(3,947)	13,085

Income / (loss) from discontinued operations available to common stockholders - basic	—	74	(4,288)	305
Income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	2	—	7
Income / (loss) from discontinued operations available to common stockholders - diluted	—	76	(4,288)	312

Net income / (loss) available to common stockholders - diluted	$2,489	$4,598	$(8,235)	$13,397
Weighted-average common shares outstanding:
Basic	152,785,451	129,872,349	152,739,130	129,834,429
Incremental shares from assumed conversion:
Operating partnership and LTIP units	2,942,758	2,979,979	—	2,985,259
Diluted	155,728,209	132,852,328	152,739,130	132,819,688
Basic and diluted earnings per share:
Income / (loss) from continuing operations per share available to common stockholders - basic and diluted	$0.02	$0.03	$(0.02)	$0.10
Income / (loss) from discontinued operations per share available to common stockholders - basic and diluted	$—	$—	$(0.03)	$—
Net income / (loss) per share available to common stockholders - basic and diluted	$0.02	$0.03	$(0.05)	$0.10

7. Earnings Per Unit of the Operating Partnership

Through September 30, 2012 all of the Operating Partnership's participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2012 and 2011 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and nine months ended September 30, 2012 and 2011 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three and nine months ended September 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that September 30, 2012 is the end of the Performance Units' Performance Period. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at September 30, 2011 did not exceed the exchange price then in effect. In addition, units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and nine months ended September 30, 2012 and 2011. No other units were considered anti-dilutive for the three and nine months ended September 30, 2012 and 2011.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic and diluted earnings per unit:
Income from continuing operations	$6,455	$8,861	$7,871	$26,449
Income from continuing operations attributable to noncontrolling interests	7	5	16	37
Preferred unit distributions	(3,651)	(4,066)	(10,952)	(12,547)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(328)	(290)	(959)	(891)
Income / (loss) from continuing operations available to common unitholders - basic and diluted	2,483	4,510	(4,024)	13,048

Income / (loss) from discontinued operations - basic and diluted	—	76	(4,370)	312

Net income / (loss) available to unitholders - basic and diluted	$2,483	$4,586	$(8,394)	$13,360
Weighted-average units outstanding:
Basic and diluted	155,699,816	132,793,468	155,661,231	132,759,427
Basic and diluted earnings per unit:
Income / (loss) from continuing operations per unit available to common unitholders - basic and diluted	$0.02	$0.03	$(0.02)	$0.10
(Loss) from discontinued operations per share available to common unitholders - basic and diluted	$—	$—	$(0.03)	$—
Net income / (loss) per unit available to common unitholders, basic and diluted	$0.02	$0.03	$(0.05)	$0.10

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2012 was as follows:

Name	Partner	Company's Ownership Interest	Company's Economic Interest	Date Acquired
PREI I LLC(1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court(2)	Quidel Corporation	22%	22%	September 30, 2004

____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At September 30, 2012, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly owned subsidiary of PREI I LLC, with a contractual interest rate of 3.23% (including the applicable credit spread) and a maturity date of August 13, 2013 .

(2)
The Company's investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.2 million at September 30, 2012. The Company's economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners' capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company's unconsolidated partnerships were as follows (in thousands):

	September 30, 2012	December 31, 2011
Assets:
Investments in real estate, net	$253,877	$257,297
Cash and cash equivalents (including restricted cash)	2,122	4,384
Other assets	4,240	2,392
Total assets	$260,239	$264,073
Liabilities and members' equity:
Mortgage notes payable and secured loan	$149,255	$149,256
Other liabilities	4,475	1,408
Members' equity	106,509	113,409
Total liabilities and equity	$260,239	$264,073
Company's net investment in unconsolidated partnerships	$31,955	$33,389

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$2,195	$2,130	$6,582	$6,353
Total expenses	(4,975)	(5,268)	(14,756)	(14,665)
Loss from continuing operations	(2,780)	(3,138)	(8,174)	(8,312)
Loss from discontinued operations	—	(1,927)	—	(5,138)
Net loss	$(2,780)	$(5,065)	$(8,174)	$(13,450)

Company's equity in net loss of unconsolidated partnerships	$(339)	$(735)	$(1,011)	$(1,849)

Fees earned by the Company (1)	$22	$266	$67	$890
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

9. Derivatives and Other Financial Instruments

On March 30, 2012, the Company entered into four interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month USD-LIBOR if the Strike Rate is less than one-month USD-LIBOR or (2) pays such difference if the Strike Rate is greater than one-month USD-LIBOR. The interest rate swaps hedge the Company's exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap's settlement date, associated with the amount of one-month USD-LIBOR-based debt equal to each swap's notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership's Term Loan. No initial investment was made to enter into the interest rate swap agreements.

On August 2, 2012, in connection with the conversion of a portion of the outstanding borrowings under the Term Loan into GBP (for further discussion, see Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein), the Company entered into two interest rate swaps with an aggregate notional amount of £100.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month GBP-LIBOR if the Strike Rate is less than one-month GBP-LIBOR or (2) pays such difference if the Strike Rate is greater than one-month GBP-LIBOR. The interest rate swaps hedge the Company's exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap's settlement date, associated with the amount of one-month GBP-LIBOR-based debt equal to each swap's notional amount. These interest rate swaps, with a notional amount of £100.0 million, are currently intended to hedge interest payments associated with the Operating Partnership's Term Loan. No initial investment was made to enter into the interest rate swap agreements.

As of September 30, 2012, the Company had deferred interest costs of approximately $43.9 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company's exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately six years.

The following is a summary of the terms of the interest rate swaps and stock purchase warrants and their respective fair-values, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets (dollars in thousands):

	Notional Amount				Fair-Value(1)
		Strike Rate	Effective Date	Expiration Date	September 30, 2012	December 31, 2011
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(5,208)	$—
Interest rate swaps(2)	80,810	0.7310%	August 2, 2012	March 30, 2017	(237)	—
Interest rate swaps(2)	80,810	0.7425%	August 2, 2012	March 30, 2017	(257)	—
Total interest rate swaps	361,620				(5,702)	—
Other(3)	—				1	9
Total derivative instruments	$361,620				$(5,701)	$9
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)	Translation to U.S. dollars is based on an exchange rate of $1.62 to £1.00 at September 30, 2012.

(3)
Includes stock purchase warrants recorded as derivative instruments in other assets on the accompanying consolidated balance sheets. Changes in the fair-values of stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company's use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. As a result, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $12,000 for the nine months ended September 30, 2011, which is included as a component of other expense. These swaps expired in August 2011.

During the three and nine months ended September 30, 2012, the Company recorded a total loss on derivative instruments of $1,000 and $9,000, respectively, primarily related to changes in the fair-value of other derivative instruments. During the three months ended September 30, 2011, the Company recorded total gain on derivative instruments of $64,000 primarily related to the increase in the amount of the variable-rate indebtedness related to the $150.0 million interest rate swaps and changes in the fair-value of other derivative instruments. During the nine months ended September 30, 2011, the Company recorded total loss on derivative instruments of $564,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the $150.0 million interest rate swaps, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. Gains and losses on derivative instruments are included in other expense within the income statement.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $2.3 million and $6.2 million for the three and nine months ended September 30, 2012, respectively, and $2.2 million and $8.7 million for the three and nine months ended September 30, 2011, respectively, and (2) a loss on derivative instruments of $1,000 and $9,000 for the three and nine months ended September 30, 2012, respectively, a gain on derivative instruments of $64,000 for the three months ended September 30, 2011, and a loss on derivative instruments of $564,000 for the nine months ended September 30, 2011. During the next twelve months, the Company estimates that an additional $9.3 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(2,523)	$—	$(6,701)	$(104)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps(1)	$(522)	$(444)	$(999)	$(3,385)
Forward starting swaps(2)	(1,730)	(1,754)	(5,209)	(5,279)
Total interest rate swaps	$(2,252)	$(2,198)	$(6,208)	$(8,664)

Amount of gain / (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$80	$—	$(544)
Total interest rate swaps	—	80	—	(544)
Other derivative instruments	(1)	(16)	(9)	(20)
Total (loss) / gain on derivative instruments	$(1)	$64	$(9)	$(564)
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

10. Fair-Value of Financial Instruments

The Company's disclosures of estimated fair-value of financial instruments at September 30, 2012 and December 31, 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At September 30, 2012 and December 31, 2011, the aggregate fair-value and the carrying value of the Company's financial instruments were as follows (in thousands):

	September 30, 2012		December 31, 2011
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$614,228	$574,497	$670,931	$587,844
Exchangeable Senior Notes	211,086	180,000	206,775	180,000
Notes due 2016, net	418,880	398,166	396,880	397,810
Notes due 2020, net	292,450	247,929	266,775	247,771
Notes due 2022, net	260,575	247,860	—	—
Term Loan - U.S. dollars (2)	243,596	243,596	—	—
Term Loan - GBP (2)	161,620	161,620	—	—
Unsecured line of credit	87,000	87,000	268,000	268,000
Derivative instruments (3)	(5,701)	(5,701)	9	9
Available-for-sale securities	271	271	988	988
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2012.

(3)	The Company's derivative instruments are reflected in other assets and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2012. The table below reflects the purchase price allocation for these acquisitions (in thousands):

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	In-Place Lease	Management Agreement	Below Market Lease	Debt Premium	Acquisition Date Fair- Value
210 Broadway	February 9, 2012	$23,190	$—	$252	$10	$—	$—	$23,452
50 Hampshire Street	February 9, 2012	77,742	—	9,874	2,079	—	—	89,695
60 Hampshire Street	February 9, 2012	4,361	—	1,651	—	(159)	—	5,853
6122-6126 Nancy Ridge Drive	April 25, 2012	15,359	608	3,861	172	—	—	20,000
550 Broadway Street	April 27, 2012	28,000	—	—	—	—	—	28,000
Summers Ridge	June 8, 2012	47,184	—	—	—	—	—	47,184
Granta Park (1)	June 12, 2012	175,458	603	23,068	—	(3,085)	—	196,044
9900 Belward Campus Drive	July 18, 2012	10,312	5	1,321	—	(8)	(810)	10,820
9901 Belward Campus Drive	July 18, 2012	14,547	41	1,754	—	—	(992)	15,350
Total		$396,153	$1,257	$41,781	$2,261	$(3,252)	$(1,802)	$436,398
Weighted average intangible amortization life (in months)			131	100	101	92	57
____________

(1)	The property was acquired in the United Kingdom for £126.8 million. U.S. dollar amounts are based on the exchange rate of $1.55 to £1.00 in effect on the date of acquisition.

Revenues of approximately $15.2 million and net loss of approximately $7.1 million associated with properties acquired in 2012 are included in the consolidated statements of operations for the nine months ended September 30, 2012 for both the Parent Company and the Operating Partnership.

Pro Forma Results of the Parent Company

The unaudited pro forma revenues and operating income of the Parent Company, for the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands except per share amounts):

	Nine Months Ended September 30,
	2012	2011
Total revenues	$391,153	$353,838
Net income available to common stockholders	9,233	12,303
Net income per share available to common stockholders - basic and diluted	$0.06	$0.09

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

Pro Forma Results of the Operating Partnership

The unaudited pro forma revenues and operating income of the Operating Partnership, for the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands except per unit amounts):

	Nine Months Ended September 30,
	2012	2011
Total revenues	$391,153	$353,838
Net income available to unitholders	9,093	12,621
Net income per unit available to unitholders - basic and diluted	$0.06	$0.09

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

12. Discontinued Operations

In April 2012, the Company completed the exchange of an operating property on Forbes Boulevard in South San Francisco for an office property located in Redwood City, California. As a result, during the nine months ended September 30, 2012, the Company reclassified the Forbes Boulevard property as a discontinued operation. The table below reflects the details of the property and the exchange (in thousands):

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

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income / (loss) from discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$—	$347	$454	$1,088
Total expenses	—	271	272	776
Income from discontinued operations before impairment loss	—	76	182	312
Impairment loss	—	—	(4,552)	—
Income / (loss) from discontinued operations	$—	$76	$(4,370)	$312

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2011 and in our subsequent quarterly reports on Form 10-Q. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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
At September 30, 2012, we owned or had interests in a portfolio of properties with an aggregate of approximately 13.1 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), long-term lease up properties (our Pacific Industrial Center, Pacific Research Center North and Pacific Research Center South properties), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at September 30, 2012:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$3,350,610	113	8,083,726	99.6%
Lease up	1,287,372	48	4,442,179	66.8%
Total operating portfolio	4,637,982	161	12,525,905	90.5%

Redevelopment	46,263	4	196,867	34.1%
Unconsolidated partnership portfolio	31,955	3	352,863	56.4%
Development potential	206,037	—	3,964,000	—
Total portfolio	$4,922,237	168	17,039,635

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2012, our total operating portfolio was 90.5% leased on a weighted-average basis to 211 tenants. As of December 31, 2011, our total operating portfolio was 87.2% leased on a weighted-average basis to 171 tenants. The increase in the leased percentage was due to an increase in leased square feet related to increased leasing activity, a fully leased property placed into service from redevelopment and acquisitions of highly-leased properties.
Our leasing strategy for 2012 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of September 30, 2012, leases representing 1.7% and 6.7% of our leased square feet are scheduled to expire during 2012 and 2013, respectively. The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States, the United Kingdom and in our target markets. We cannot provide any assurance that leases will be renewed or that available space will be re-leased at rental rates equal to or above the current contractual rental rates or at all.
As a result of changing market conditions and the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property's carrying value. During the nine months ended September 30, 2012, the Company disposed of one property in an exchange with a third party for another operating property. As the carrying value of the property disposed of was less than the consideration received in exchange, an impairment loss was recorded. Other than the property sold, we presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our other properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an additional impairment loss may be recognized to reduce the property to fair-value and such loss could be material.

A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors”, in our annual report on Form 10-K for the year ended December 31, 2011 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012.
Critical Accounting Policies

A complete discussion of our critical accounting policies can be found in our current report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2012.
Results of Operations
Leasing Activity

During the nine months ended September 30, 2012, we executed 67 leasing transactions representing 1,184,434 square feet, including 48 new leases totaling 849,502 square feet and 19 leases amended to extend their terms, totaling 334,932 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the nine months ended September 30, 2012:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2011	10,075,859
Acquisitions	937,523	$32.67	$33.82
Dispositions	(121,008)	9.48	9.54
Expirations	(680,392)	32.69	29.96
Terminations	(66,545)	27.50	25.81
Pre-leased delivery	84,078	27.44	28.27
Renewals, amendments, and extensions	334,932	25.38	24.15
New leases - first generation(3)	631,779	28.13	30.71
New leases - second generation(4)	208,865	34.24	35.37
Leased square feet as of September 30, 2012	11,405,091

Pre-leased square feet as of December 31, 2011	143,707
Pre-leased new leases - first generation(3)	8,712	$—	$—
Pre-leased new leases - second generation(4)	146	56.00	61.64
Pre-leased delivery	(84,078)	27.44	28.27
Pre-leased cancellations	(12,922)	28.50	28.50
Pre-leased square feet as of September 30, 2012	55,565
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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the nine months ended September 30, 2012:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions(2)	19	334,932	$13.66	$4.22	$3.13
New leases - first generation	24	640,491	50.25	11.03	16.84
New leases - second generation	24	209,011	31.81	5.44	3.65
Total / weighted-average	67	1,184,434	$36.63	$8.11	$10.61
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $30.19 per square foot, representing an increase of 1.0% over the previously expiring rents on a GAAP basis, excluding renewals of leases with tenants experiencing financial difficulties for which we were not previously recognizing revenue, or tenants that have been given concessions on a temporary basis as they are relocated into new leases at other properties.

Redevelopment/Development Activity
The following summarizes our consolidated properties under redevelopment, pre-development or other construction activities at September 30, 2012 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (2)	Investment (3)	Date (4)

Redevelopment
9708-9714 Medical Center Drive	92,124	5.9%	$29,100	$29,400	Q1 2013
1701 / 1711 Research Blvd	104,743	100.0%	13,300	28,200	Q3 2013
Total / weighted-average	196,867	55.9%	$42,400	$57,600

Other capital improvements (5)			$38,800

Pre-development
Eccles Avenue	260,000	—	$28,600
4775 / 4785 Executive Drive	250,000	—	29,100
450 Kendall Street (Kendall G)	53,000	—	9,600
Total / weighted-average	563,000	—	$67,300

Total			$148,500
___________

(1)	Interest was capitalized at an average rate of 5.21% during the three months ended September 30, 2012.

(2)
Includes amounts paid for acquiring the property, landlord improvements, and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through September 30, 2012.

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

(5)	Includes improvements on operating properties, including major tenant improvement projects on properties which are not considered to be in redevelopment or pre-development as of September 30, 2012.

The following summarizes our capital expenditures during the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2012	2011	Change	Change
Development / Pre-development	$3,976	$33,700	$(29,724)	(88.2)%
Redevelopment	21,552	7,155	14,397	201.2%
Tenant improvements - first generation	53,060	26,951	26,109	96.9%
Recurring capital expenditures and second generation tenant improvements(1)	8,801	7,161	1,640	22.9%
Other capital	22,816	42,473	(19,657)	(46.3)%
Total capital expenditures	$110,205	$117,440	$(7,235)	(6.2)%
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

Total capital expenditures decreased $7.2 million to $110.2 million for the nine months ended September 30, 2012 from $117.4 million for the nine months ended September 30, 2011. The change was primarily the result of the placement into service of a development property that was under development in 2011 totaling 176,000 square feet and less small scale capital expenditures throughout our portfolio, partially offset by three new redevelopment projects and increased tenant improvement requirements related to increased leasing activity. See the section entitled "Liquidity and Capital Resources of BioMed Realty, L.P." below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the nine months ended September 30, 2012, we acquired 1.0 million rentable square feet of laboratory and office space, which was 93.3% leased at acquisition on a weighted-average basis, for $436.4 million:

Property	Market	Closing Date	Rentable Square Feet	Investment	Percent Leased at Acquisition
				(In thousands)
Cambridge Place(1)	Boston	February 9, 2012	286,878	$119,000	80.2%
6122-6126 Nancy Ridge Drive	San Diego	April 25, 2012	68,000	20,000	100.0%
550 Broadway Street	San Francisco	April 27, 2012	71,239	28,000	100.0%
Summers Ridge(2)	San Diego	June 8, 2012	—	47,184	100.0%
Granta Park	University Related - Other	June 12, 2012	472,234	196,044	99.5%
Belward Campus(3)	Maryland	July 18, 2012	106,469	26,170	92.5%
Total / weighted-average			1,004,820	$436,398	93.3%
___________

(1)	Includes 210 Broadway, 50 Hampshire Street and 60 Hampshire Street properties.

(2)	Includes vacant land subject to a 20 year ground lease signed concurrent with acquisition.

(3)	Includes 9900 Belward Campus Drive and 9901 Belward Campus Drive properties.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2012 or 2011), new properties (properties that were not owned for each of the three months ended September 30,

2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our joint ventures with Prudential Real Estate Investors (PREI)) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,465,607	10,465,607	533,367	533,367	1,723,798	—	N/A	N/A	12,722,772	10,998,974
Percent of total portfolio	82.3%	95.2%	4.2%	4.8%	13.5%	—	N/A	N/A	100.0%	100.0%
Percent leased	88.2%	84.4%	83.7%	82.7%	88.9%	—	N/A	N/A	88.1%	84.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.55	$38.13	$34.69	$34.42	$43.62	—	N/A	N/A	$38.27	$37.96
	Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$82,641	$81,269	$3,108	$2,278	$15,714	$—	$4	$2	$101,467	$83,549
Tenant recoveries	26,930	26,154	838	164	4,049	—	(52)	285	31,765	26,603
Other income	157	4,508	—	—	819	—	329	(21)	1,305	4,487
Total revenues	109,728	111,931	3,946	2,442	20,582	—	281	266	134,537	114,639
Rental operations	29,585	32,111	1,163	465	6,799	—	1,397	1,300	38,944	33,876
Net operating income	80,143	79,820	2,783	1,977	13,783	—	(1,116)	(1,034)	95,593	80,763
Adjustments to cash basis (2)	(2,598)	(6,809)	(560)	(1,491)	381	—	(159)	21	(2,936)	(8,279)
Net operating income - cash basis	$77,545	$73,011	$2,223	$486	$14,164	$—	$(1,275)	$(1,013)	$92,657	$72,484
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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	September 30,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$92,657	$72,484	$20,173	27.8%
Adjustments to cash basis	2,936	8,279	(5,343)	(64.5)%
Net operating income	95,593	80,763	14,830	18.4%
Unallocated income / (expense) :
Depreciation and amortization expense	51,372	36,203	15,169	41.9%
General and administrative expense	10,226	7,682	2,544	33.1%
Acquisition-related expenses	176	136	40	29.4%
Income from operations	33,819	36,742	(2,923)	(8.0)%
Equity in net loss of unconsolidated partnerships	(339)	(735)	396	(53.9)%
Interest expense, net	(26,817)	(22,887)	(3,930)	17.2%
Other expense	(208)	(4,259)	4,051	(95.1)%
Income from continuing operations	6,455	8,861	(2,406)	(27.2)%
Income from discontinued operations	—	76	(76)	(100.0)%
Net income	$6,455	$8,937	$(2,482)	(27.8)%

Net Operating Income. Net operating income increased $14.8 million to $95.6 million for the three months ended September 30, 2012 compared to $80.8 million for the three months ended September 30, 2011. This increase was due to the following:

•
The acquisition of properties totaling 708,185 square feet in 2011 and properties totaling 1.0 million square feet in the nine months ended September 30, 2012 contributed an additional $13.8 million in net operating income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

•
The placement into service of properties that were under development in 2011 totaling 336,500 square feet, partially offset by a property that was operating in 2011 and is now under redevelopment in 2012, resulted in an increase of $806,000 in net operating income for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

•
Same property net operating income increased $323,000 to $80.1 million for the three months ended September 30, 2012 compared to $79.8 million for the three months ended September 30, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 84.4% at September 30, 2011 to 88.2% at September 30, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 91.0% for the three months ended September 30, 2012 compared to 81.4% for the three months ended September 30, 2011. This increase in the percentage of recoverable expenses contributed an additional $3.2 million in net operating income for the three months ended September 30, 2012.

•
An increase in rental revenue of $1.3 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.55 at September 30, 2012 from $38.13 at September 30, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $4.4 million in other revenue which related to termination payments received for terminated leases for the three months ended September 30, 2011. See a further description of this lease termination below. In addition to the lease termination income, we also recorded a lease settlement with another former tenant for approximately $360,000 during the three months ended September 30, 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.2 million to $51.4 million for the three months ended September 30, 2012 compared to $36.2 million for the three months ended September 30, 2011. The increase was primarily due to the acquisition of properties totaling 708,185 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling 1.0 million square feet with an acquisition date fair-value of $436.4 million in the nine months ended September 30, 2012.

General and Administrative Expenses. General and administrative expenses increased $2.5 million to $10.2 million for the three months ended September 30, 2012 compared to $7.7 million for the three months ended September 30, 2011. The increase was primarily due to higher staffing levels and compensation associated with the company's above-plan leasing and financial performance as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $396,000 to $339,000 for the three months ended September 30, 2012 compared to $735,000 for the three months ended September 30, 2011. The decreased loss primarily reflects our acquisition of PREI's interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI's interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the three months ended September 30, 2012 totaled $28.7 million compared to $24.9 million for the three months ended September 30, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness, partially offset by the repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $3.9 million to $26.8 million for the three months ended September 30, 2012 compared to $22.9 million for the three months ended September 30, 2011. Interest expense, net increased primarily as a result of the increase in interest cost incurred.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Mortgage notes payable	$10,075	$10,776
Amortization of debt premium on mortgage notes payable	(178)	(428)
Amortization of deferred interest costs (see Note 9)	1,730	1,754
Derivative instruments (see Note 9)	522	444
Unsecured term loan	2,023	—
Exchangeable senior notes	1,688	1,910
Unsecured senior notes	10,334	7,678
Amortization of debt discount on notes	218	261
Unsecured line of credit	347	753
Unsecured line of credit fees	729	611
Amortization of deferred loan fees	1,255	1,125
Interest cost incurred	28,743	24,884
Capitalized interest	(1,926)	(1,997)
Total interest expense, net	$26,817	$22,887

Other Expense. Other expense consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Loss on extinguishment of debt	$—	$(521)
Other-than-temporary impairment of marketable securities	—	(3,802)
(Loss) / gain on derivative instruments	(1)	64
Gain on foreign currency transactions	40	—
Foreign income tax expense	(247)	—
Total other expense	$(208)	$(4,259)
During the three months ended September 30, 2011, we voluntarily prepaid in full the outstanding 7.95% mortgage note totaling

$17.5 million pertaining to the 9865 Towne Centre Drive property, prior to its maturity date. The prepayment resulted in the recognition of a loss on extinguishment of debt of approximately $521,000 (representing a prepayment penalty and the write-off of deferred loan fees ). For the three months ended September 30, 2011, significant declines in the value of investments in available-for-sale securities in a publicly traded company we considered other-than-temporary resulted in the reclassification through net income of an unrealized loss from other comprehensive income. See lease termination discussion below. The gain on derivative instruments for the three months ended September 30, 2011 was due to an increase in our variable-rate indebtedness during the period, resulting in other comprehensive income being reclassified to the consolidated income statement due to mismatches in forecasted transactions on interest rate swaps. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.
Lease termination. During the three months ended September 30, 2012, we received a payment from a tenant of $8.7 million related to a lease termination effective August 2013. This cash payment will be deferred and amortized to other revenue through the effective date of the termination. During the three months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income, which had been recorded as other revenue, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $712,000. The net impact of this lease termination for the three months ended September 30, 2011 increased net income approximately $2.4 million. In addition, as described above, other expense for the three months ended September 30, 2011 includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities, of which approximately $3.6 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the three months ended September 30, 2011 reduced net income by $1.2 million.
Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Income from discontinued operations was approximately $76,000 for the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development, new properties, and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2012 or 2011), new properties (properties that were not owned for each of the nine months ended September 30, 2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,465,607	10,465,607	533,367	533,367	1,723,798	—	N/A	N/A	12,722,772	10,998,974
Percent of total portfolio	82.3%	95.2%	4.2%	4.8%	13.5%	—	N/A	N/A	100.0%	100.0%
Percent leased	88.2%	84.4%	83.7%	82.7%	88.9%	—	N/A	N/A	88.1%	84.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.55	$38.13	$34.69	$34.42	$43.62	—	N/A	N/A	$38.27	$37.96
	Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$245,590	$241,859	$7,413	$2,734	$35,640	$—	$7	$5	$288,650	$244,598
Tenant recoveries	76,843	74,591	1,416	347	10,807	—	89	929	89,155	75,867
Other income	318	5,788	—	—	826	—	446	(13)	1,590	5,775
Total revenues	322,751	322,238	8,829	3,081	47,273	—	542	921	379,395	326,240
Rental operations	87,568	91,747	1,929	810	18,212	—	5,008	3,689	112,717	96,246
Net operating income	235,183	230,491	6,900	2,271	29,061	—	(4,466)	(2,768)	266,678	229,994
Adjustments to cash basis (2)	(4,770)	(11,966)	(1,402)	(1,550)	2,827	—	(446)	13	(3,791)	(13,503)
Net operating income - cash basis	$230,413	$218,525	$5,498	$721	$31,888	$—	$(4,912)	$(2,755)	$262,887	$216,491
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

The following table provides a reconciliation of net operating income - cash basis to net income for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$262,887	$216,491	$46,396	21.4%
Adjustments to cash basis	3,791	13,503	(9,712)	(71.9)%
Net operating income	266,678	229,994	36,684	15.9%
Unallocated income / (expense):
Depreciation and amortization expense	143,882	105,649	38,233	36.2%
General and administrative expense	27,416	21,797	5,619	25.8%
Acquisition-related expenses	13,055	789	12,266	1,554.6%
Income from operations	82,325	101,759	(19,434)	(19.1)%
Equity in net loss of unconsolidated partnerships	(1,011)	(1,849)	838	(45.3)%
Interest expense, net	(72,863)	(67,456)	(5,407)	8.0%
Other expense	(580)	(6,005)	5,425	(90.3)%
Income from continuing operations	7,871	26,449	(18,578)	(70.2)%
(Loss) / income from discontinued operations	(4,370)	312	(4,682)	(1,500.6)%
Net income	$3,501	$26,761	$(23,260)	(86.9)%

Net Operating Income. Net operating income increased $36.7 million to $266.7 million for the nine months ended September 30, 2012 compared to $230.0 million for the nine months ended September 30, 2011. This increase was due to the following:

•
The acquisition of properties totaling 708,185 square feet in 2011 and properties totaling 1.0 million square feet in the nine months ended September 30, 2012 contributed an additional $29.1 million in net operating income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

•
The placement into service of properties that were under development in 2011 totaling 336,500 square feet, partially offset by a property that was operating in 2011 and is now under redevelopment in 2012, resulted in an increase of $4.6 million in net operating income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

•
Same property net operating income increased $4.7 million to $235.2 million for the nine months ended September 30, 2012 compared to $230.5 million for the nine months ended September 30, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 84.4% at September 30, 2011 to 88.2% at September 30, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 87.8% for the nine months ended September 30, 2012 compared to 81.3% for the nine months ended September 30, 2011. This increase in the percentage of recoverable expenses contributed an additional $6.3 million in net operating income for the nine months ended September 30, 2012.

•
An increase in rental revenue of $3.7 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.55 at September 30, 2012 from $38.13 at September 30, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $5.5 million in other revenue which related to lease termination payments received and consideration received related to the sale of equipment at one of our properties during the nine months ended September 30, 2011. On an ongoing basis, we evaluate the credit quality of our tenants. Factors we consider as part of this evaluation include, among other things, the financial strength of the tenant and any guarantors, a review of publicly filed documents and analyst research reports (as a majority of our tenants are public companies), a review of the tenant's cash balance and estimated cash “burn” rate if the tenant's cash flow from operations is negative, and the tenant's payment history. During the nine months ended September 30, 2012, based on management's review, there have been no changes in tenant credit quality that have had or are expected to have a material impact on our consolidated financial statements.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $38.2 million to $143.9 million for the nine months ended September 30, 2012 compared to $105.6 million for the nine months ended September 30, 2011. The increase was primarily due to the acquisition of properties totaling 708,185 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling 1.0 million square feet with an acquisition date fair-value of $436.4 million in the nine months ended September 30, 2012.
General and Administrative Expenses. General and administrative expenses increased $5.6 million to $27.4 million for the nine months ended September 30, 2012 compared to $21.8 million for the nine months ended September 30, 2011. The increase was primarily due to higher staffing levels and compensation associated with the company's above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $13.1 million for the nine months ended September 30, 2012 compared to $789,000 for the nine months ended September 30, 2011. The increase was primarily due to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park and an increase in acquisition activities in the nine months ended September 30, 2012 as compared to the prior year period.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $838,000 to $1.0 million for the nine months ended September 30, 2012 compared to $1.8 million for the nine months ended September 30, 2011. The decreased loss primarily reflects our acquisition of PREI's interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI's interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the nine months ended September 30, 2012 totaled $79.2 million compared to $72.8 million for the nine months ended September 30, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness with a higher interest rate than the variable-rate indebtedness it replaced, partially offset by the expiration of derivative instruments and repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $5.4 million to $72.9 million for the nine months ended September 30, 2012 compared to $67.5 million for the nine months ended September 30, 2011. Interest expense, net increased primarily as a result of the increase in interest cost incurred partially offset by an increase in capitalized interest.
Interest expense, net consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Mortgage notes payable	$30,233	$33,284
Amortization of debt premium on mortgage notes payable	(539)	(1,352)
Amortization of deferred interest costs (see Note 9)	5,209	5,279
Derivative instruments (see Note 9)	999	3,385
Unsecured term loan	3,976	—
Exchangeable senior notes	5,063	5,731
Unsecured senior notes	25,779	19,227
Amortization of debt discount on notes	559	659
Unsecured line of credit	2,389	2,264
Unsecured line of credit fees	2,056	951
Amortization of deferred loan fees	3,515	3,336
Interest cost incurred	79,239	72,764
Capitalized interest	(6,376)	(5,308)
Total interest expense, net	$72,863	$67,456

Other Expense. Other expense consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Gain / (loss) on extinguishment of debt	$216	$(814)
Other-than-temporary impairment of marketable securities	(545)	(4,627)
Loss on derivative instruments	(9)	(564)
Gain on foreign currency transactions	43	—
Foreign income tax expense	(285)	—
Total other expense	$(580)	$(6,005)
During the nine months ended September 30, 2012, we repaid in full the outstanding mortgage notes totaling approximately $32.5 million pertaining to the Sidney Street and 6828 Nancy Ridge Drive properties. This resulted in the recognition of a gain on extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. During the nine months ended September 30, 2011, we repaid in full the outstanding mortgage notes totaling approximately $47.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive and 9865 Towne Centre Drive properties, prior to their respective maturity dates. The repayments resulted in the recognition of a loss on extinguishment of debt of approximately $814,000 (representing prepayment penalties and the write-off of deferred loan fees partially offset by the write off of unamortized debt premiums). For both the nine months ended September 30, 2012 and 2011, significant declines in the value of investments in available-for-sale securities in a publicly traded company we considered other-than-temporary resulted in the reclassification of an unrealized loss from other comprehensive income. The loss on derivative instruments for the nine months ended September 30, 2012 relates to decreases in the value of warrants held, and the loss on derivative instruments for the nine months ended September 30, 2011 reflects hedging ineffectiveness associated with certain interest rate derivative contracts. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.
Lease termination. During the nine months ended September 30, 2012, we received a payment from a tenant of $8.7 million related to a lease termination effective August 2013. This cash payment will be deferred and amortized to other revenue through the effective date of the termination. During the nine months ended September 30, 2011, we recorded approximately $4.1 million in lease termination income, which had been recorded as other revenue, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $712,000. The net impact of this lease termination for the nine months ended September 30, 2011 increased net income approximately $2.4 million. In addition, as described above, other expense for the nine months ended September 30, 2011 includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities, of which approximately $3.6 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the nine months ended September 30, 2011 reduced net income by $1.2 million.
(Loss) / Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Loss from discontinued operations was approximately $4.4 million for the nine months ended September 30, 2012 due to an impairment loss that was recorded, as the carrying value of the property exceeded the value of the consideration we received when the property was disposed. Income from discontinued operations was approximately $312,000 for the nine months ended September 30, 2011.
Cash Flows
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

	2012	2011	Change
	(In thousands)
Net cash provided by operating activities	$176,032	$135,043	$40,989
Net cash used in investing activities	(484,309)	(178,366)	(305,943)
Net cash provided by financing activities	312,362	38,207	274,155
Ending cash and cash equivalents balance	20,646	16,351	4,295

Net cash provided by operating activities increased $41.0 million to $176.0 million for the nine months ended September 30, 2012 compared to $135.0 million for the nine months ended September 30, 2011. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities increased $305.9 million to $484.3 million for the nine months ended September 30, 2012 compared to $178.4 million for the nine months ended September 30, 2011. The increase reflects increased acquisition activity during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net cash provided by financing activities increased $274.2 million to $312.4 million for the nine months ended September 30, 2012 compared to $38.2 million for the nine months ended September 30, 2011. The increase primarily reflects increased financing requirements due to increased acquisition activity during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The proceeds from the issuances of our Term Loan in March 2012 and Notes due 2022 in June 2012 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable. The proceeds from the issuance of our Notes due 2016 in March 2011 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.

Funds from Operations

We present funds from operations, or FFO, and FFO excluding acquisition-related expenses, or CFFO, available to common shares and OP units because we consider them to be important supplemental measures of our operating performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and CFFO when reporting their results. FFO and CFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and CFFO exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, impairment charges on depreciable real estate, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computations may differ from the methodologies for calculating FFO and CFFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and CFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and CFFO should not be considered alternatives to net income / (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as indicators of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income / (loss) available to the common stockholders	$2,758	$4,765	$(7,295)	$13,933
Adjustments:
Impairment loss	—	—	4,552	—
Noncontrolling interests in operating partnership(1)	53	111	(140)	318
Depreciation and amortization - unconsolidated partnerships	323	945	968	2,810
Depreciation and amortization - consolidated entities	51,372	36,203	143,882	105,649
Depreciation and amortization - discontinued operations	—	92	92	270
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(28)	(26)	(83)	(77)
FFO available to common shares and units - basic	54,478	42,090	141,976	122,903
Interest expense on Exchangeable Senior Notes(2)	1,688	1,688	5,063	5,063
FFO available to common shares and units - diluted	56,166	43,778	147,039	127,966
Acquisition related expenses	176	136	13,055	789
CFFO - diluted	$56,342	$43,914	$160,094	$128,755
FFO per share - diluted	$0.34	$0.30	$0.88	$0.89
CFFO per share - diluted	$0.34	$0.30	$0.96	$0.89
Weighted-average common shares and units outstanding - diluted(2) (3)	167,350,914	144,260,059	167,275,526	144,261,742
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. Both the three and nine months ended September 30, 2012 include 10,127,232 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively. Both the three and nine months ended September 30, 2011 include 10,017,858 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively.

(3)
The nine months ended September 30, 2012 includes 2,951,914 shares of OP and LTIP units, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The three months ended September 30, 2012 and 2011 include 1,495,473 and 1,389,873 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The nine months ended September 30, 2012 and 2011 include 1,457,250 and 1,424,196 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of September 30, 2012, the Company owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership's day-to-day management and control.
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
The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership's partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, develop new or existing properties, acquire properties, or for general corporate purposes.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2012 were as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$2,064	$8,595	$339,342	$6,595	$143,784	$69,809	$570,189
Unsecured line of credit	—	—	—	87,000	—	—	87,000
Term Loan - U.S. dollars	—	—	—	—	—	243,596	243,596
Term Loan - GBP(1)	—	—	—	—	—	161,620	161,620
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	2,064	8,595	339,342	93,595	543,784	1,155,025	2,142,405
Share of unconsolidated indebtedness:
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	27,795	—	—	—	—	27,795
Total indebtedness	$2,064	$36,390	$339,342	$93,595	$543,784	$1,155,025	$2,170,200
____________

(1)
During the three months ended September 30, 2012, we converted approximately $156.4 million of outstanding borrowings of our Term Loan into British pounds sterling equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2012.

There are no consolidated debt maturities until 2014, which includes the $339.4 million mortgage loan secured by our Center for Life Science | Boston property. This mortgage loan includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of September 30, 2012.

The terms of the indentures governing the Notes due 2016, Notes due 2020 and Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2012.

On March 30, 2012, we entered into the Term Loan with KeyBank National Association, as administrative agent, and certain other lenders, providing for borrowings to us of $400.0 million. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of our Term Loan into British pounds sterling equal to £100.0 million.
The Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of September 30, 2012.

On June 28, 2012, we issued $250.0 million principal amount of our Notes due 2022, which are governed by a base indenture and supplemental indenture, dated March 30, 2011 and June 28, 2012, respectively, among us, as issuer, our Parent Company, as guarantor, and U.S. Bank National Association, as trustee.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At September 30, 2012, we had acquired a participating interest in a construction loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $339.3 million related to the construction loan funding, tenant improvements, leasing commissions and construction-related capital expenditures, of which $78.8 million is expected to be paid in 2012, and $260.5 million is expected to be paid in 2013 or thereafter.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, the issuance of long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. In addition, we have an investment grade rating, which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
BioMed Realty Trust, Inc.'s total capitalization at September 30, 2012 was approximately $5.3 billion and comprised the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	September 30, 2012
Debt:
Mortgage notes payable(1)		$570,189	10.8%
Exchangeable Senior Notes		180,000	3.4%
Notes due 2016(1)		400,000	7.6%
Notes due 2020(1)		250,000	4.7%
Notes due 2022(1)		250,000	4.7%
Term Loan(2)		405,216	7.7%
Unsecured line of credit		87,000	1.6%
Total debt		2,142,405	40.5%
Equity:
Common shares, operating partnership and LTIP units outstanding(3)	157,277,746	2,944,240	55.7%
7.375% Series A Preferred shares outstanding(4)	7,920,000	198,000	3.8%
Total capital		3,142,240	59.5%
Total capitalization		$5,284,645	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
During the three months ended September 30, 2012, we converted approximately $156.4 million of outstanding borrowings of our Term Loan into British pounds sterling equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2012.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $18.72 per share on the last trading day of the quarter (September 28, 2012). Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company's common stock on a one-for-one basis, subject to adjustment. At September 30, 2012, 154,334,988 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company's common stock.

(4)	Based on the liquidation preference of $25.00 per share of our Parent Company's 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).
Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company's board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At September 30, 2012, the ratio of debt to total asset book value was approximately 44.3%. However, our Parent Company's board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company's common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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
Off-Balance Sheet Arrangements
As of September 30, 2012, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.1 million and $14.4 million and the liabilities were $10.5 million and $10.5 million at September 30, 2012 and December 31, 2011, respectively. Our equity in net income of the McKellar Court partnership was $685,000 and $684,000 for the nine months ended September 30, 2012 and 2011, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $246.1 million and $249.7 million at September 30, 2012 and December 31, 2011, respectively, and the liabilities were $143.2 million and $140.2 million at September 30, 2012 and December 31, 2011, respectively. Our equity in net loss of the PREI joint ventures was $1.7 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	September 30, 2012	December 31, 2011	Maturity Date
PREI I LLC(3)	20%	3.2%	$27,795	$27,795	August 13, 2013
Total			$27,795	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of September 30, 2012.

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

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to U.S. corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain foreign state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2012:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2010	March 15, 2010	April 15, 2010	$0.140	$0.46094
June 30, 2010	June 15, 2010	July 15, 2010	0.150	0.46094
September 30, 2010	September 15, 2010	October 15, 2010	0.170	0.46094
December 31, 2010	December 15, 2010	January 17, 2011	0.170	0.46094
March 31, 2011	March 14, 2011	April 15, 2011	0.200	0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094

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
Our unsecured line of credit, a portion of our Term Loan and our proportionate share of the outstanding balance for the PREI joint ventures' secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest rate risk
As of September 30, 2012, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	September 30, 2012
Fixed interest rate (2)	$1,648,452	77.0%	5.37%
Variable interest rate (3)	492,216	23.0%	1.95%
Total/weighted-average effective interest rate	$2,140,668	100.0%	4.58%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes six mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes our Term Loan and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan into British pounds sterling ("GBP") equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2012. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan at a weighted-average interest rate of approximately 2.81% (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan at approximately 2.39% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2012, the fair-value of the fixed-rate debt was estimated to be $1.8 billion compared to the net carrying value of $1.6 billion (including debt premiums and discounts). At September 30, 2012, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $492.2 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2012 in relation to total assets of $4.8 billion and equity market capitalization of $3.1 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.

Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at September 30, 2012, a 1% change in interest rates would change our interest costs by approximately $1.6 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity price risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  A 10% decrease in the fair-value of our equity investments as of September 30, 2012, would equal approximately $915,000.

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom.  The functional currency of our foreign subsidiary is GBP.  Gains or losses resulting from the translation of our foreign subsidiary's balance sheet and statement of income are included in accumulated other comprehensive income.  Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  For the three and nine months ended September 30, 2012, total revenues from our foreign subsidiary were $4.4 million and $5.3 million, respectively, which represented 3.3% and 1.4% of our total revenues for the same periods, respectively. Our net investment in properties outside the United States was $189.9 million as of September 30, 2012. On August 2, 2012, we converted outstanding borrowings of our Term Loan into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $28.3 million as of September 30, 2012.

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

There has been no change in BioMed Realty Trust, Inc.'s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.'s internal control over financial reporting.

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

There has been no change in BioMed Realty, L.P.'s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.'s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM IA. RISK FACTORS

There are no material changes to the risk factors described under Part I, Item 1A, "Risk Factors," in our annual report on Form 10-K for the year ended December 31, 2011, as supplemented by the risk factors described under Part II, Item 1A, "Risk Factors," in our quarterly report on Form 10-Q for the quarter ended June 30, 2012. Please refer to those sections for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, our Parent Company issued, net of forfeitures, an aggregate of 151,244 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the three months ended September 30, 2012, the operating partnership issued an aggregate of 151,244 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Second Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).
10.2	Director Compensation Policy.
10.3
First Amendment to Unsecured Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.4	Form of Amended and Restated Term Note (Domestic Currency) under Unsecured Term Credit Agreement, as amended.(1)
10.5	Form of Term Note (Qualified Foreign Currency) under Unsecured Term Credit Agreement, as amended.(1)
10.6
Second Amendment to Unsecured Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

12.1	Ratio Of Earnings to Fixed Charges. (2)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	November 2, 2012	Dated:	November 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Second Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).
10.2	Director Compensation Policy.
10.3
First Amendment to Unsecured Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

10.4	Form of Amended and Restated Term Note (Domestic Currency) under Unsecured Term Credit Agreement, as amended.(1)
10.5	Form of Term Note (Qualified Foreign Currency) under Unsecured Term Credit Agreement, as amended.(1)
10.6
Second Amendment to Unsecured Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(1)

12.1	Ratio Of Earnings to Fixed Charges. (2)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2012.