Form 10-K
period 2012-12-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2013-02-06
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
The aggregate market value of the 152,946,956 shares of common stock of BioMed Realty Trust, Inc. held by non-affiliates of the registrant was $2,857,049,138 based upon the last reported sale price of $18.68 per share on the New York Stock Exchange on June 29, 2012, the last business day of its most recently completed second quarter.
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of February 6, 2013 was 154,556,873.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of BioMed Realty Trust, Inc.’s Proxy Statement with respect to its 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and the general partner of BioMed Realty, L.P. As of December 31, 2012, BioMed Realty Trust, Inc. owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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

FORM 10-K - ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS
Forward-Looking Statements
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,

•	our dependence on significant tenants,

•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,

•	general economic conditions, including downturns in the foreign, domestic and local economies,

•	volatility in financial and securities markets,

•	defaults on or non-renewal of leases by tenants,

•	our inability to compete effectively,

•	changes in interest rates and foreign currency exchange rates,

•	increased operating costs,

•	our inability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations,

•	our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations,

•	risks associated with our investments in loans, including borrower defaults and potential principal losses,

•	reductions in asset valuations and related impairment charges,

•	the loss of services of one or more of our executive officers,

•	BioMed Realty Trust, Inc.’s failure to qualify or continue to qualify as a REIT,

•	our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	the effects of earthquakes and other natural disasters,

•	lack of or insufficient amounts of insurance, and

•	changes in real estate, zoning and other laws and increases in real property tax rates.
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
General
We own, acquire, develop, redevelop, lease and manage laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania, Seattle, and Cambridge, United Kingdom. BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership, were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing BioMed Realty Trust, Inc.’s initial public offering. BioMed Realty Trust, Inc. operates as a REIT for federal income tax purposes. BioMed Realty, L.P. is the entity through which BioMed Realty Trust, Inc. conducts its business and owns its assets. At December 31, 2012, we owned or had interests in properties comprising approximately 13.1 million rentable square feet.
Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 6, 2013, we had 175 employees.
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
2012 Highlights
Financial Results

	Year Ended December 31,
	2012	2011	Increase	Percent Increase
	(in thousands, except per share data)
CFFO - diluted	$219,662	$175,943	$43,719	24.8%
CFFO per share - diluted	$1.31	$1.20	$0.11	9.2%
Same property net operating income - cash basis	$307,790	$292,683	$15,107	5.2%
Total revenues	$518,167	$438,200	$79,967	18.2%
Rental revenues	$392,628	$329,454	$63,174	19.2%
For definitions and discussion of same property net operating income - cash basis and CFFO, see the section below entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Leasing
During the 2012, we executed 97 leasing transactions representing approximately 1.8 million square feet, including 61 new leases totaling approximately 1.1 million square feet and 36 leases were amended to extend their terms totaling approximately

703,000 square feet, resulting in year-over-year net absorption in our same property portfolio of 570 basis points and increasing the total operating portfolio leased percentage by 4.9% to 92.1% at year end. Significant transactions included:

Property	Market	Tenant	Square Feet
New Leases
320 Bent Street	Boston	Idenix Pharmaceuticals, Inc.	46,000
301 Binney Street	Boston	Ironwood Pharmaceuticals, Inc.	93,000
Fresh Pond Research Park	Boston	Alnylam Pharmaceuticals, Inc.	15,000
Fresh Pond Research Park	Boston	Hydra Biosciences, Inc.	25,000
Fresh Pond Research Park	Boston	Midori Renewables, Inc.	10,000
Fresh Pond Research Park	Boston	Sun Catalytix Corporation	18,000
650 E. Kendall Street	Boston	AVEO Pharmaceuticals, Inc.	126,000
Ardenwood Venture	San Francisco	Free-Flow Packaging International	16,000
Pacific Research Center	San Francisco	Depomed, Inc.	60,000
Pacific Research Center	San Francisco	Lead5 Media LLC	12,000
Pacific Research Center	San Francisco	ShotSpotter, Inc.	12,000
Pacific Research Center	San Francisco	Theranos, Inc.	219,000
50 West Watkins Mill Road	Maryland	Johnson Controls, Inc.	20,000
6828 Nancy Ridge Drive	San Diego	NovaRx	24,000
Sorrento West	San Diego	Ambit Biosciences Corporation	19,000
Landmark at Eastview	New York/New Jersey	Progenics Pharmaceuticals, Inc.	19,000
Landmark at Eastview	New York/New Jersey	Regeneron Pharmaceuticals, Inc.	80,000
Spring Mill Drive	Pennsylvania	VenatoRX Pharmaceuticals, Inc.	10,000
Elliott Avenue	Seattle	Omeros Corporation	89,000
530 Fairview Avenue	Seattle	Novo Nordisk, Inc.	13,000

Renewals, Amendments or Extensions
301 Binney Street	Boston	Ironwood Pharmaceuticals, Inc.	210,000
Ardentech Court	San Francisco	Zosano Pharma, Inc.	56,000
Ardenwood Venture	San Francisco	Tactus Technologies, Inc.	12,000
Bridgeview Technology Park I	San Francisco	New York Transit, Inc.	21,000
Gateway Business Park	San Francisco	Genentech, Inc.	19,000
Industrial Road	San Francisco	NuGen Technologies, Inc.	48,000
Balboa Avenue	San Diego	General Services Administration	16,000
Pacific Center	San Diego	Suneva Medical, Inc.	35,000
Road to the Cure	San Diego	Receptos, Inc.	12,000
San Diego Science Center	San Diego	Genelux Corporation	12,000
San Diego Science Center	San Diego	Tocagen, Inc.	14,000
Sorrento Valley Boulevard	San Diego	Ambit Biosciences Corporation	55,000
Torreyana Road	San Diego	Vertex Pharmaceuticals Inc.	81,000
Acquisitions
During 2012, we acquired over 1.0 million rentable square feet of laboratory and office space, which was 93.3% leased at acquisition on a weighted-average basis, and approximately 138,000 square feet of development potential for approximately $436.4 million:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
				(In thousands)
Cambridge Place (2)	Boston	February 9, 2012	286,878	$119,000	80.2%
6122-6126 Nancy Ridge Drive	San Diego	April 25, 2012	68,000	20,000	100.0%
550 Broadway Street	San Francisco	April 27, 2012	71,239	28,000	100.0%
Summers Ridge (3)	San Diego	June 8, 2012	—	47,184	100.0%
Granta Park (4)	University Related - Other	June 12, 2012	472,234	196,044	99.5%
Belward Campus (5)	Maryland	July 18, 2012	106,469	26,170	92.5%
Total / weighted-average			1,004,820	$436,398	93.3%

(1)	Rentable square feet at time of acquisition.

(2)	Includes 210 Broadway, 50 Hampshire Street and 60 Hampshire Street properties.

(3)	Consists of two adjacent development sites. Concurrent with the acquisition, we signed a 20-year ground lease with Shire Regenerative Medicine, a subsidiary of Shire plc.

(4)	Located in the United Kingdom, the property was acquired for £126.8 million. U.S. dollar amounts are based on the exchange rate of $1.55 to £1.00 in effect on the date of acquisition.

(5)	Includes 9900 Belward Campus Drive and 9901 Belward Campus Drive properties.
Financings

Significant financing activities during 2012 included the following:

•	Closed a new $400.0 million senior unsecured term loan facility, or the Unsecured Senior Term Loan, that matures on March 30, 2017.

•
Entered into interest rate swap agreements that effectively fix the interest rate on $200.0 million of the Unsecured Senior Term Loan at 2.81% for five years, subject to adjustments based on our credit ratings.

•
Subsequently converted $156.4 million of outstanding borrowings under the Unsecured Senior Term Loan to British pounds sterling, or GBP, equal to £100 million and entered into interest rate swap agreements, which were structured to have the effect of fixing interest payments on the GBP portion outstanding under the Unsecured Senior Term Loan at approximately 2.39% for the remaining term, subject to adjustment based on our credit ratings.

•	Completed a public offering of $250 million of unsecured 4.25% Senior Notes due 2022, or the Notes due 2022, issued at 99.126% of the principal amount to yield 4.358% to maturity.

•	Repaid approximately $33.1 million in mortgage notes with a weighted-average interest rate of 7.24%.

•	Ended the fourth quarter with a debt to total gross assets ratio of 39.9%.
Senior Management and Board of Directors
During 2012, we continued to enhance the depth and breadth of our senior management team, including the following promotions:

•	Promoted Karen A. Sztraicher to Executive Vice President, Asset Management.

•	Promoted Jonathan P. Klassen to Senior Vice President and General Counsel.

•	Promoted William F. X. Kane to Vice President, Leasing & Development in our Cambridge, Massachusetts regional office.

•	On January 1, 2013, we added Daniel M. Bradbury, former president and chief executive officer of Amylin Pharmaceuticals, Inc., to our board of directors.
Dividends

During 2012, we declared aggregate dividends on BioMed Realty Trust, Inc.’s common stock of $0.88 per common share, representing a 10.0% increase over common stock dividends declared in 2011, and aggregate dividends on BioMed Realty Trust, Inc.’s Series A preferred stock of $1.84376 per preferred share.
Distributions
During 2012, we declared aggregate distributions on BioMed Realty, L.P.’s operating partnership units and long-term incentive plan units (individually referred to as LTIP units, and collectively with the operating partnership units referred to as OP units) of $0.88 per OP unit, representing a 10.0% increase over aggregate distributions for OP units declared in 2011, and aggregate distributions on BioMed Realty, L.P.’s Series A preferred units of $1.84376 per preferred unit.
Growth Strategy
Our success and future growth potential are based upon the real estate opportunities within the life science industry. Our growth strategy is designed to meet the sizable demand and specialized requirements of life science tenants by leveraging the knowledge and expertise of a management team focused on serving this large and growing industry.
Our internal growth strategy includes:

•	negotiating leases with contractual rental rate increases in order to provide predictable and consistent earnings growth,

•	creating strong relationships with our tenants to enable us to identify and capitalize on opportunities to renew or extend existing leases or to provide expansion space,

•	redeveloping currently owned non-laboratory space into higher yielding laboratory facilities, and

•	developing new laboratory and office space on land we have acquired for development.
Our external growth strategy includes:

•	acquiring, subject to our rigorous underwriting standards, well-located properties leased to high-quality life science tenants with attractive in-place yields and long-term growth potential,

•	investing in properties with leasing opportunities, capitalizing on our industry relationships to enter into new leases, and

•	investing in redevelopment and development projects, capitalizing on our development platform that we believe will serve as an additional catalyst for future growth.
Target Markets
Our target markets - Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania, Seattle and research parks near or adjacent to universities - have emerged as the primary hubs for research, development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research, personnel and capital to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.
Positive Life Science Industry Trends
We expect continued long-term growth in the life science industry due to several factors:

•
the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•	the high level of research and development expenditures, as represented by a Battelle and R&D Magazine survey indicating that research and development spending was $81.5 billion in 2012, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.

Experienced Management
We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Our executive team, including Alan D. Gold, our company’s Chief Executive Officer and Chairman, has acquired, developed, financed, owned, leased or managed in excess of $6.1 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.
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
Federal asbestos regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the actual or potential presence of asbestos-containing materials, or ACMs, in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors - Risks Related to the Real Estate Industry - We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
Federal, state and local environmental laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and other pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Some of our tenants, particularly those in the biotechnology, life sciences and technology manufacturing industries, routinely handle hazardous substances and wastes as part of their operations at our properties, including acetonitrile, alcohol, ammonia, argon, batteries, carbon dioxide, chemical solvents, cryogenic gases, dichlorophenol, diesel fuel for emergency generators, fluorine, hydrocarbons, hydrogen, medical waste, methane, naturalyte acid, neon, nitrogen, nitrous oxide, oxygen, radioactive material and tetrahydrofuran. Many of these compounds and materials are used in the experiments, clinical trials, research and development and light manufacturing efforts conducted by our tenants. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors - Risks Related to the Real Estate Industry - We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
Insurance
We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court property in San Diego and 9911 Belward Campus Drive and Shady Grove Road properties in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors - Risks Related to the Real Estate Industry - Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
Foreign Operations

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the year ended December 31, 2012, total revenues from properties outside the United States were $10.3 million, which represented 2.0% of our total revenues during the same period. Our net investment in properties outside the United States was $188.8 million as of December 31, 2012. Prior to 2012, we did not engage in any foreign operations or derive any revenue from foreign sources.

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
As of December 31, 2012, we had 214 tenants in our portfolio of 13.1 million square feet. Our tenant, Human Genome Sciences, Inc., a wholly-owned subsidiary of GlaxoSmithKline plc, represented 10.1% of our annualized base rent, and 8.0% of our total leased rentable square footage as of December 31, 2012. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full. During the years ended December 31, 2012 and 2011, we incurred approximately $522,000 and $191,000, respectively, of rental operations expense related to early lease terminations and tenant receivables that were deemed to be uncollectible due to tenants that filed for bankruptcy at the time of lease termination or shortly thereafter.

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
Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Alan D. Gold, our Chairman and Chief Executive Officer, R. Kent Griffin, Jr., our President and Chief Operating Officer, Greg N. Lubushkin, our Chief Financial Officer, Gary A. Kreitzer, our Executive Vice President, and Matthew G. McDevitt, our Executive Vice President, Real Estate. Among the reasons that Messrs. Gold, Griffin, Lubushkin, Kreitzer and McDevitt are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We do not have employment agreements with any of our executive officers.
We may not be successful in acquiring and integrating properties that meet our investment criteria, which may impede our growth.
In addition to properties consisting of 2.3 million rentable square feet of laboratory and office space we acquired in connection with our initial public offering in August 2004, as of December 31, 2012, we had acquired or had acquired an interest in properties consisting of an additional 10.8 million rentable square feet of laboratory and office space (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. Changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction. We also may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit, which may be necessary or desirable to fund property acquisitions. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties. If we fail to successfully acquire new properties or integrate them into our portfolio, or if newly acquired properties fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.
The geographic concentration of our properties in Boston, California and Maryland makes our business particularly vulnerable to adverse conditions affecting these markets.
As of December 31, 2012, our Boston properties represented 36.3% of our annualized base rent and 25.7% of our total leased square footage. As of December 31, 2012, our California properties located in San Francisco and San Diego represented 28.2% of our annualized base rent and 35.3% of our total leased square footage. As of December 31, 2012, our Maryland properties represented 13.7% of our annualized base rent and 13.8% of our total leased square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, California and Maryland, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the wildfires occurring in the San Diego area, most recently in 2003 and in 2007, may make the properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.
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
We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the ongoing challenges facing the U.S. and U.K. economies), indicate potential impairment may exist. We base our review on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Although we generally plan to own and operate our existing portfolio of properties over the long term, our ability and/or our intent with regard to the operation of our properties may change to dictate an earlier sale date, and an impairment loss may be recognized in connection with such a proposed sale to reduce the property to the lower of the carrying amount or fair-value less costs to sell. Such impairment charges could be material, and could adversely affect our financial condition, results of operations and per share trading price of BioMed Realty Trust, Inc.’s common stock and preferred stock. During 2012, we completed the exchange of a property for another real estate operating property, and the property disposed of was written down to its estimated fair-value, less costs to sell, which resulted in an impairment loss of $4.6 million.
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
Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Square properties, in Cambridge, Massachusetts, are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, the remediation of certain environmental conditions at off-site parcels located in Cambridge, Massachusetts, which was an assumed obligation of one of our joint ventures with Prudential Real Estate Investors or PREI, PREI II LLC, had been substantially completed as of December 31, 2009. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.
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

As of December 31, 2012, we had outstanding mortgage indebtedness of approximately $567.5 million, excluding approximately $4.1 million of debt premium; $180.0 million of outstanding aggregate principal amount of the Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes; $400.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2016, or the Notes due 2016, excluding approximately $1.7 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2020, or the Notes due 2020, excluding approximately $2.0 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Notes due 2022, excluding approximately $2.1 million of debt discount; approximately $405.5 million in outstanding borrowings under our Unsecured Senior Term Loan; $118.0 million in outstanding borrowings under our $750.0 million unsecured line of credit; and $27.8 million of borrowings under a secured loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2012, the principal payments due for our consolidated indebtedness were $8.4 million in 2013, $339.1 million in 2014 and $124.5 million in 2015. Our consolidated indebtedness that matures in 2014 includes a mortgage secured by our Center for Life Science | Boston property. Given current economic conditions including, but not limited to, the ongoing challenges impacting the global financial system, we may be unable to refinance these obligations when due, which may negatively affect our ability to conduct operations.

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
The terms governing our unsecured line of credit, Notes due 2016, Notes due 2020 and Notes due 2022 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
The terms of our unsecured line of credit impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 also contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.
The covenants relating to our unsecured line of credit, the Notes due 2016, the Notes due 2020 and the Notes due 2022 may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our credit agreement governing our unsecured line of credit and the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
We have and may continue to enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating-rate debt. Our hedging transactions may include entering into interest rate swap agreements or interest rate cap or floor agreements, or other interest rate exchange contracts. Hedging activities may not have the desired beneficial impact on our results of operations or financial condition. No hedging activity can completely insulate us from the risks associated with changes in interest rates. Moreover, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

BioMed Realty Trust, Inc.’s charter, including the articles supplementary with respect to its preferred stock, contains ownership limits that may delay, defer or prevent a change of control transaction. BioMed Realty Trust, Inc.’s charter, with certain exceptions, authorizes BioMed Realty Trust, Inc.’s directors to take such actions as are necessary and desirable to preserve its qualification as a REIT. Unless exempted by its board of directors, no person may own more than 9.8% of the value of BioMed Realty Trust, Inc.’s outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of its common stock or Series A preferred stock. The board may not grant such an exemption to a person whose ownership in excess of 9.8% of BioMed Realty Trust, Inc.’s outstanding shares would result in BioMed Realty Trust, Inc.’s failure to qualify as a REIT. These restrictions on transferability and ownership will not apply if BioMed Realty Trust, Inc.’s board of directors determines that it is no longer in BioMed Realty Trust, Inc.’s best interests to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for BioMed Realty Trust, Inc.’s common stock or otherwise be in the best interests of its stockholders.
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

In addition, if BioMed Realty Trust, Inc. fails to qualify as a REIT, we will not be required to make distributions to stockholders; however, distributions to BioMed Realty Trust, Inc.’s stockholders would be subject to tax as corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, BioMed Realty Trust, Inc.’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of BioMed Realty Trust, Inc.’s common stock and preferred stock.
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
Broad market fluctuations could negatively impact the market price of BioMed Realty Trust, Inc.’s common stock and preferred stock.
The stock market has experienced continuing significant price and volume fluctuations that have affected the market price of the securities of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of BioMed Realty Trust, Inc.’s common stock and preferred stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of BioMed Realty Trust, Inc.’s common stock and preferred stock.
Market interest rates may have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock and preferred stock.
One of the factors that will influence the price of BioMed Realty Trust, Inc.’s common stock and preferred stock will be the dividend yield on such stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of BioMed Realty Trust, Inc.’s common stock or preferred stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of BioMed Realty Trust, Inc.’s common stock and preferred stock to fall.
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
In April 2009, in an effort to maintain financial flexibility in light of the current capital markets environment, we reset our annual dividend rate on shares of BioMed Realty Trust, Inc.’s common stock and the annual distribution rate on BioMed Realty, L.P.’s OP units to $0.44 per share or unit, starting in the second quarter of 2009. We subsequently increased these rates periodically and declared dividends and distributions equal to an annualized rate of $0.94 per share or unit, starting in the fourth quarter of 2012. The decision to declare and pay dividends on shares of BioMed Realty Trust, Inc.’s common stock or distributions to BioMed Realty, L.P.’s OP units in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of BioMed Realty Trust, Inc.’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.
The number of shares of BioMed Realty Trust, Inc.’s common stock available for future sale could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
We cannot predict whether future issuances of shares of BioMed Realty Trust, Inc.’s common stock or the availability of shares for resale in the open market will decrease the market price per share of BioMed Realty Trust, Inc.’s common stock. As of December 31, 2012, 154,327,818 shares of BioMed Realty Trust, Inc.’s common stock were issued and outstanding, as well as BioMed Realty L.P.’s operating partnership units and LTIP units which may be exchanged for 2,579,788 and 352,970 shares of BioMed Realty Trust, Inc.’s common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2012. In addition, as of December 31, 2012, we had reserved an additional 1,859,914 shares of common stock for future issuance under our incentive award plan, and 10,259,496 shares potentially issuable upon exchange of the Exchangeable Senior Notes (based on the exchange rate as of December 31, 2012). Sales of substantial amounts of shares of BioMed Realty Trust, Inc.’s common stock in the public market, or upon exchange of operating partnership units, LTIP units, or the Exchangeable Senior Notes, or the perception that such sales might occur, could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
Furthermore, under the rules adopted by the Securities and Exchange Commission regarding registration and offering procedures, if we meet the definition of a “well-known seasoned issuer” under Rule 405 of the Securities Act, we are permitted to file an automatic shelf registration statement that will be immediately effective upon filing. On August 31, 2012, we filed such an automatic shelf registration statement which may permit us, from time to time, to offer and sell debt securities, common stock, preferred stock, warrants and other securities to the extent necessary or advisable to meet our liquidity needs.

Any of the following could have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock:

•	the exchange of operating partnership units, LTIP units or the Exchangeable Senior Notes,

•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,

•	additional issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of BioMed Realty Trust, Inc.’s common stock.

Additionally, the existence of operating partnership units, LTIP units or the Exchangeable Senior Notes and shares of BioMed Realty Trust, Inc.’s common stock reserved for issuance upon exchange of operating partnership units, LTIP units or the Exchangeable Senior Notes and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of BioMed Realty Trust, Inc.’s common stock may be dilutive to existing stockholders.

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

Risks Related to International Operations

Our ownership of Granta Park in the United Kingdom and future activities outside the United States may subject us to risks different from and potentially greater than those associated with our domestic operations.
In June 2012, we acquired Granta Park, comprising eleven laboratory and office buildings and a total of approximately 472,200 square feet of space, as well as approximately 138,400 square feet of development and expansion rights, in Cambridge, United Kingdom. The purchase price for the property was £126.8 million, or approximately $196.0 million (based on the exchange rate in effect as of June 8, 2012), excluding transaction costs. In addition to Granta Park, in the future we may underwrite and acquire other properties or interests in real estate related entities in international markets that are new to us. Our international investments, consisting only of Granta Park, constituted 3.8% of our total gross assets as of December 31, 2012.
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

Risks Related to Our Other Investments
We face risks associated with our investment in a construction loan secured by a property under development and future investments in loans, including a failure of an underlying property to perform to expectations and potential principal losses on our investment.

In May 2012, we purchased a $255.0 million interest in a $355.0 million construction loan, or the Construction Loan, secured by first priority mortgages on the properties owned and under development by the borrower located in Boston, Massachusetts, and may make similar investments in the future. We began funding the Construction Loan in monthly draws starting in the fourth quarter of 2012 and expect to fund the full balance of the Construction Loan by the first quarter of 2014. We face risks associated with our investment in the Construction Loan and other similar investments that we may undertake in the future, including the following:

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

•
If we find it necessary or desirable to foreclose on one or more loans we acquire, the foreclosure process may be lengthy and expensive, with an uncertain outcome, and the underlying property’s value may deteriorate as a result.

•
As is the case with our investment in the Construction Loan, we may co-invest in mortgage loans with other investors. As a result, we may lack sole decision-making authority, rely on co-investors’ financial condition and/or have disputes between us and other co-investors. In addition, such co-investors may become bankrupt or fail to fund their share of required capital contributions, have economic or other business interests or goals that are inconsistent with our business interests or goals, or take actions contrary to our policies or objectives.

The realization of any of these risks could have an adverse impact on our results of operations and financial condition.

External factors may adversely impact the valuation of our investments in publicly traded companies, privately held companies and venture capital funds.
We hold investments in certain publicly traded companies, privately held companies and venture capital funds primarily involved in the life science industry.  The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, economic conditions, prospects for favorable or unfavorable clinical trial results, the availability of financing sources, legislative developments, new product initiatives and new collaborative agreements.  Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our investments.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Existing Portfolio
At December 31, 2012, we owned or had interests in a portfolio of properties with an aggregate of approximately 13.1 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), pre-development properties (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2012:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$3,569,603	111	8,482,603	99.4%
Lease up	1,084,068	47	4,040,095	68.1%
Total operating portfolio	4,653,671	158	12,522,698	92.1%

Redevelopment	47,508	4	196,867	42.5%
Pre-development	74,015	—	696,000	—
Unconsolidated partnership portfolio	32,367	3	352,863	56.4%
Development potential	147,972	—	3,315,000	—
Total portfolio	$4,955,533	165	17,083,428

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Our total portfolio by market at December 31, 2012 was as follows:

		Current (1)			Expiration (2)
				Annualized			Annualized
	Leased		Percent of	Base Rent		Percent of	Base Rent
	Square	Annualized	Annualized	per Leased	Annualized	Annualized	per Leased
Market	Feet	Base Rent	Base Rent	Sq Ft	Base Rent	Base Rent	Sq Ft
		(In thousands)			(In thousands)
Boston	2,965,171	$159,620	36.3%	$53.83	$171,425	33.8%	$57.81
San Francisco	2,237,448	64,113	14.6%	28.65	77,141	15.2%	34.48
Maryland	1,589,217	60,365	13.7%	37.98	75,450	14.9%	47.48
San Diego	1,840,037	59,552	13.6%	32.36	74,377	14.7%	40.42
New York / New Jersey	1,187,886	40,185	9.2%	33.83	49,435	9.8%	41.62
Pennsylvania	652,009	15,210	3.5%	23.33	16,103	3.2%	24.70
Seattle	248,263	12,038	2.7%	48.49	14,144	2.8%	56.97
University Related - Other	829,576	28,052	6.4%	33.81	28,742	5.6%	34.65
Total portfolio / weighted- average	11,549,607	$439,135	100.0%	$38.02	$506,817	100.0%	$43.88
(1) Current annualized base rent is the monthly contractual rent as of the period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.
(2) Annualized base rent at expiration is the monthly contractual rent as of date of expiration of the applicable lease (not including any extension option(s)), multiplied by 12 months.
Properties we owned, or had an ownership interest in, at December 31, 2012 were as follows:

	Rentable
Property	Square Feet	Percent Leased
Boston
Albany Street	75,003	100.0%
320 Bent Street	195,198	98.1%
301 Binney Street	417,290	96.7%

301 Binney Street Garage	503 Stalls	100.0%
210 Broadway	64,812	50.7%
Center for Life Science│Boston	704,159	98.8%
Charles Street	47,912	100.0%
Coolidge Avenue	37,684	78.3%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	100.0%
Fresh Pond Research Park	90,702	98.3%
50 Hampshire Street	183,052	100.0%
60 Hampshire Street	39,014	100.0%
Kendall Crossing Apartments	37 Apts.	94.5%
500 Kendall Street (Kendall D)	349,325	99.2%
675 W. Kendall Street (Kendall A)	302,919	100.0%
Sidney Street	191,904	100.0%
Vassar Street	60,845	100.0%
San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture (1)	72,500	83.2%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	87.6%
Bridgeview Technology Park II	50,400	57.0%
550 Broadway Street	71,239	100.0%
Dumbarton Circle	44,000	100.0%
Gateway Business Park	284,013	94.4%
Industrial Road	175,144	100.0%
Kaiser Drive	87,953	56.8%
Pacific Industrial Center	305,026	71.9%
Pacific Research Center North	661,245	66.1%
Pacific Research Center South	423,246	62.3%
Science Center at Oyster Point	204,887	100.0%
Maryland
Beckley Street	77,225	100.0%
9900 Belward Campus Drive	49,317	83.8%
9901 Belward Campus Drive	57,152	99.9%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
9704 Medical Center Drive	122,600	100.0%
9708-9714 Medical Center Drive (2)	92,124	17.4%
1701 / 1711 Research Blvd (2)	104,743	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
50 West Watkins Mill Road	57,410	34.8%
55 / 65 West Watkins Mill Road	82,405	100.0%
San Diego
Balboa Avenue	35,344	100.0%

Bernardo Center Drive	61,286	100.0%
Coast 9	164,074	75.3%
4570 Executive Drive	125,219	85.3%
Faraday Avenue	28,704	100.0%
Gazelle Court	176,000	100.0%
3525 John Hopkins Court	48,306	100.0%
3545-3575 John Hopkins Court	72,192	84.6%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6122-6126 Nancy Ridge Drive	68,000	100.0%
6828 Nancy Ridge Drive	42,138	100.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	54.7%
San Diego Science Center	105,364	72.9%
10240 Science Center Drive	49,347	100.0%
10255 Science Center Drive	53,740	100.0%
Sorrento Plaza	31,184	100.0%
Sorrento Valley Boulevard	54,924	100.0%
11388 Sorrento Valley Road	35,940	100.0%
Summers Ridge	—	100.0%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	100.0%
Wateridge Circle	106,490	77.5%
New York / New Jersey
Ardsley Park	160,500	100.0%
Graphics Drive	72,300	64.2%
Landmark at Eastview	783,269	79.2%
Landmark at Eastview II	360,520	100.0%
One Research Way	49,421	—
Pennsylvania
Eisenhower Road	27,750	100.0%
George Patterson Boulevard	71,500	100.0%
King of Prussia	374,387	100.0%
Phoenixville Pike	104,400	86.7%
Spring Mill Drive	76,561	100.0%
900 Uniqema Boulevard (3)	11,293	100.0%
1000 Uniqema Boulevard (3)	59,821	—
Seattle
Elliott Avenue	151,194	59.7%
530 Fairview Avenue	96,305	100.0%
Monte Villa Parkway	51,000	37.5%
217th Place	67,799	62.9%
University Related - Other
Granta Park (4)	472,234	99.5%
Paramount Parkway (5)	61,603	100.0%

Patriot Drive (6)	48,394	82.0%
Trade Centre Avenue (7)	78,023	100.0%
Walnut Street (8)	149,984	100.0%
Weston Parkway (9)	30,589	100.0%
Total Consolidated Portfolio / Weighted-Average	12,719,565	89.2%
Unconsolidated Portfolio:
McKellar Court (10)	72,863	100.0%
650 E. Kendall Street (Kendall B) (11)	280,000	45.0%
350 E. Kendall Street Garage (Kendall F) (11)	1,409 Stalls	100.0%
Total Portfolio / Weighted-Average	13,072,428	88.4%

(1)	We own an 87.5% membership interest in the limited liability company that owns this property.

(2)	The property was under redevelopment at December 31, 2012.

(3)	Located in New Castle, Delaware.

(4)	Located in Cambridge, United Kingdom.

(5)	Located in Morrisville, North Carolina.

(6)	Located in Durham, North Carolina.

(7)	Located in Longmont, Colorado.

(8)	Located in Boulder, Colorado.

(9)	Located in Cary, North Carolina.

(10)
We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows. The property is located in San Diego, California.

(11)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.
Tenant Information
As of December 31, 2012, our consolidated and unconsolidated properties were leased to 214 tenants, and we estimate that 84% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2012:

			Annualized	Percent of
			Base Rent	Annualized
	Leased	Annualized	per Leased	Base Rent
	Square	Base Rent	Sq Ft	Current	Lease
Tenant	Feet	Current (1)	Current	Total Portfolio	Expiration
		(In thousands)
GlaxoSmithKline plc (2)	924,970	$44,483	$48.09	10.1%	June 2026
Vertex Pharmaceuticals Incorporated (3)	685,286	34,260	49.99	7.8%	Multiple
Beth Israel Deaconess Medical Center, Inc.	362,364	25,543	70.49	5.8%	July 2023
Regeneron Pharmaceuticals, Inc.	632,550	25,528	40.36	5.8%	July 2024
Elan Pharmaceuticals, Inc. (4)	382,977	24,807	64.77	5.6%	Multiple
Sanofi (5)	418,003	19,470	46.58	4.4%	Multiple
Ironwood Pharmaceuticals, Inc.	303,259	15,291	50.42	3.5%	February 2018
Children’s Hospital Corporation (6)	200,081	13,853	69.24	3.2%	May 2023
Merck & Co., Inc. (7)	175,893	9,343	53.12	2.1%	Multiple
Janssen Biotech, Inc. (Johnson & Johnson)	374,387	9,002	24.04	2.0%	April 2014
Total / weighted-average (8)	4,459,770	$221,580	$49.68	50.3%

(1)
Based on current annualized base rent. Current annualized base rent is the monthly contractual rent as of the current period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.

(2)	The company’s tenant is Human Genome Sciences, a wholly-owned subsidiary of GlaxoSmithKline plc.

(3)
81,204 square feet are leased to a subsidiary of Vertex Pharmaceuticals Incorporated. 292,758 square feet expire January 2016, 20,608 square feet expire May 2017, 290,716 square feet expire May 2018, and 81,204 square feet expire January 2019.

(4)	122,992 square feet expire January 2013, 55,098 square feet expire December 2014, 115,888 square feet expire April 2024, and 88,999 square feet expire February 2025.

(5)	343,000 square feet expire August 2018 and 75,003 square feet expire October 2018.

(6)	This tenant guarantees rent on 49,866 square feet leased at the Center for Life Science│Boston.

(7)	This tenant guarantees rent on 30,589 square feet leased at Weston Parkway. 145,304 square feet expire September 2013 and 30,589 square feet expire January 2014.

(8)	Without regard to any early lease terminations and/or renewal options.
Lease Terms
Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. From time to time, we offer rent concessions to new tenants, including periods of free rent or contractual rent discounted from prevailing market rates. Any decision to offer a rent concession, however, is made on a case-by-case basis after taking into account factors such as anticipated lease terms, general and local market conditions, local practices and tenant characteristics. Approximately 98.7% of current annualized base rent at December 31, 2012 was earned from triple-net leases. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (BIOMED REALTY TRUST, INC.)
BioMed Realty Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 5, 2013, the reported closing sale price per share for BioMed Realty Trust, Inc.’s common stock on the NYSE was $20.24 and there were approximately 305 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share
First Quarter 2011	$19.19	$16.72	$19.02	$0.20
Second Quarter 2011	$20.86	$18.14	$19.24	$0.20
Third Quarter 2011	$21.03	$14.94	$16.57	$0.20
Fourth Quarter 2011	$18.95	$15.44	$18.08	$0.20
First Quarter 2012	$19.65	$17.72	$18.98	$0.215
Second Quarter 2012	$20.30	$17.52	$18.68	$0.215
Third Quarter 2012	$19.94	$18.10	$18.72	$0.215
Fourth Quarter 2012	$19.68	$18.19	$19.33	$0.235
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty, L.P.)
There is no established public trading market for BioMed Realty, L.P.’s OP units. As of February 5, 2013, there were 19 holders of record of BioMed Realty, L.P.’s OP units, including BioMed Realty Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to BioMed Realty, L.P.’s OP units for the periods indicated.

Cash Distribution
Period	per Unit
First Quarter 2011	$0.20
Second Quarter 2011	$0.20
Third Quarter 2011	$0.20
Fourth Quarter 2011	$0.20
First Quarter 2012	$0.215
Second Quarter 2012	$0.215
Third Quarter 2012	$0.215
Fourth Quarter 2012	$0.235

As of December 31, 2012, there were 156,907,606 operating partnership units and 352,970 LTIP units outstanding, and (1) there were no operating partnership units subject to outstanding options or warrants to purchase, (2) there were no securities convertible into BioMed Realty, L.P.’s operating partnership units and (3) there were no operating partnership units that have been, or are proposed to be, publicly offered by us. As of December 31, 2012, there were 156,728,491 operating partnership units which could be sold pursuant to Rule 144 under the Securities Act, subject to other restrictions on transfer in the securities laws or in BioMed Realty, L.P.’s partnership agreement. Currently, pursuant to the terms of BioMed Realty, L.P.’s partnership agreement, any transfer of OP units by the limited partners, except to us, as general partner, to an affiliate of the transferring limited partner, to other original limited partners, to immediate family members of the transferring limited partner, to a trust for the benefit of a charitable beneficiary, or to a lending institution as collateral for a bona fide loan, subject to specified limitations, will be subject to a right of first refusal by us and must be made only to “accredited investors” as defined under Rule 501 of the Securities Act.
We intend to continue to declare quarterly distributions on BioMed Realty, L.P.’s OP units and BioMed Realty Trust, Inc.’s common stock. The actual amount and timing of future distributions will be at the discretion of BioMed Realty Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our credit facility and the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 contain financial covenants which may limit our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s common stockholders. We do not anticipate that our ability to pay distributions will be impaired by the terms of our credit facility, or the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022. However, there can be no assurances in that regard.
Sales of Unregistered Equity Securities
During 2012, BioMed Realty, L.P. issued operating partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in the amounts and for the consideration set forth below.
During the year ended December 31, 2012, BioMed Realty Trust, Inc. issued, net of forfeitures, an aggregate of 179,115 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by BioMed Realty Trust, Inc. in connection with such an award, BioMed Realty, L.P. issued a restricted operating partnership unit to BioMed Realty Trust, Inc. During the year ended December 31, 2012, BioMed Realty, L.P. issued, net of forfeitures, an aggregate of 179,115 restricted operating partnership units to BioMed Realty Trust, Inc., as required by BioMed Realty, L.P.’s partnership agreement.
Stock Performance Graph
The following graph shows a comparison from December 31, 2007 to December 31, 2012 of cumulative total shareholder return, calculated on a dividend reinvested basis, for BioMed Realty Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of BioMed Realty Trust, Inc.’s common stock, the S&P 500 and the Industry Index on December 31, 2007. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following tables set forth selected consolidated financial and operating data on an historical basis for BioMed Realty Trust, Inc. and BioMed Realty, L.P. The following data should be read in conjunction with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included below in this report. Certain prior year amounts have been reclassified to conform to the current year presentation.

BIOMED REALTY TRUST, INC.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations:
Revenues:
Total revenues	$518,167	$438,200	$383,629	$358,193	$299,014
Expenses:
Rental operations	152,219	128,146	111,900	104,246	84,151
Depreciation and amortization	196,844	142,319	114,788	109,007	83,614
General and administrative	38,025	30,966	25,901	22,455	22,659
Acquisition-related expenses	13,077	1,099	3,053	464	175
Total expenses	400,165	302,530	255,642	236,172	190,599
Income from operations	118,002	135,670	127,987	122,021	108,415
Equity in net loss of unconsolidated partnerships	(1,389)	(2,489)	(1,645)	(2,390)	(1,200)

Interest expense, net	(99,608)	(89,181)	(86,073)	(64,690)	(40,687)
Other (expense) / income	(872)	(1,760)	(2,658)	3,467	(5,165)
Income from continuing operations	16,133	42,240	37,611	58,408	61,363
(Loss) / income from discontinued operations	(4,370)	474	1,703	1,782	1,768
Net income	11,763	42,714	39,314	60,190	63,131
Net loss / (income) attributable to noncontrolling interests	62	(525)	(498)	(1,468)	(2,077)
Net income attributable to the Company	11,825	42,189	38,816	58,722	61,054
Preferred stock dividends	(14,603)	(16,033)	(16,963)	(16,963)	(16,963)
Cost on redemption of preferred stock	—	(165)	—	—	—
Net (loss) / income available to common stockholders	$(2,778)	$25,991	$21,853	$41,759	$44,091
Income from continuing operations per share available to stockholders:
Basic and diluted earnings per share	$—	$0.19	$0.17	$0.43	$0.59
Net (loss) / income per share available to common stockholders:
Basic and diluted earnings per share	$(0.03)	$0.19	$0.19	$0.45	$0.61
Weighted-average shares outstanding:
Basic	152,752,086	132,625,915	112,698,704	91,011,123	71,684,244
Diluted	155,700,387	135,609,843	115,718,199	91,851,002	75,408,153
Cash dividends declared per common share	$0.88	$0.80	$0.63	$0.70	$1.34
Cash dividends declared per preferred share	$1.84	$1.84	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Investments in real estate, net	$4,319,716	$3,950,246	$3,536,114	$2,971,767	$2,960,429
Total assets	4,834,479	4,428,545	3,959,754	3,283,274	3,229,314
Total indebtedness	2,169,285	1,681,425	1,497,465	1,361,805	1,341,099
Total liabilities	2,349,938	1,816,349	1,646,858	1,459,342	1,591,365
Total equity	2,484,541	2,612,196	2,312,896	1,823,932	1,637,949
Other Data:
Cash flows from / (used in):
Operating activities	238,235	175,031	161,895	144,128	115,046
Investing activities	(537,982)	(604,331)	(710,986)	(156,666)	(218,661)
Financing activities	303,285	424,244	550,636	11,038	111,558
BIOMED REALTY, L.P.
(Dollars in thousands, except unit data)

	Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations:
Revenues:
Total revenues	$518,167	$438,200	$383,629	$358,193	$299,014
Expenses:
Rental operations	152,219	128,146	111,900	104,246	84,151
Depreciation and amortization	196,844	142,319	114,788	109,007	83,614
General and administrative	38,025	30,966	25,901	22,455	22,659

Acquisition-related expenses	13,077	1,099	3,053	464	175
Total expenses	400,165	302,530	255,642	236,172	190,599
Income from operations	118,002	135,670	127,987	122,021	108,415
Equity in net loss of unconsolidated partnerships	(1,389)	(2,489)	(1,645)	(2,390)	(1,200)
Interest expense, net	(99,608)	(89,181)	(86,073)	(64,690)	(40,687)
Other (expense) / income	(872)	(1,760)	(2,658)	3,467	(5,165)
Income from continuing operations	16,133	42,240	37,611	58,408	61,363
(Loss) / income from discontinued operations	(4,370)	474	1,703	1,782	1,768
Net income	11,763	42,714	39,314	60,190	63,131
Net loss attributable to noncontrolling interests	8	44	48	64	9
Net income attributable to the operating partnership	11,771	42,758	39,362	60,254	63,140
Preferred unit dividends	(14,603)	(16,033)	(16,963)	(16,963)	(16,963)
Cost on redemption of preferred units	—	(165)	—	—	—
Net (loss) / income available to the operating partnership	$(2,832)	$26,560	$22,399	$43,291	$46,177
Income from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$0.19	$0.17	$0.43	$0.59
Net (loss) / income per unit available to unitholders:
Basic and diluted earnings per unit	$(0.03)	$0.19	$0.19	$0.45	$0.61
Weighted-average units outstanding:
Basic	155,670,931	135,549,934	115,572,569	94,005,382	74,753,230
Diluted	155,670,931	135,549,934	115,572,569	94,005,382	75,408,153
Cash distributions declared per unit	$0.88	$0.80	$0.63	$0.70	$1.34
Cash distributions declared per preferred unit	$1.84	$1.84	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Investments in real estate, net	$4,319,716	$3,950,246	$3,536,114	$2,971,767	$2,960,429
Total assets	4,834,479	4,428,545	3,959,754	3,283,274	3,229,314
Total indebtedness	2,169,285	1,681,425	1,497,465	1,361,805	1,341,099
Total liabilities	2,349,938	1,816,349	1,646,858	1,459,342	1,591,365
Total capital	2,484,541	2,612,196	2,312,896	1,823,932	1,637,949
Other Data:
Cash flows from / (used in):
Operating activities	238,235	175,031	161,895	144,128	115,046
Investing activities	(537,982)	(604,331)	(710,986)	(156,666)	(218,661)
Financing activities	303,285	424,244	550,636	11,038	111,558

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
We were formed on April 30, 2004 and completed BioMed Realty Trust, Inc.’s initial public offering on August 11, 2004.
At December 31, 2012, we owned or had interests in a portfolio of properties with an aggregate of approximately 13.1 million rentable square feet.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2012, our total operating portfolio was 92.1%, leased on a weighted-average basis, to 209 tenants. As of December 31, 2011, our total operating portfolio was 90.2%, leased on a weighted-average basis, to 170 tenants. The increase in the leased percentage was due to an increase in leased square feet related to increased leasing activity, a fully leased property placed into service from redevelopment and acquisitions of highly-leased properties.
Our leasing strategy for 2013 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of December 31, 2012, leases representing 728,000 of our leased square feet are scheduled to expire during 2013. The success of our leasing and development strategy depends on, among other things, the general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and United Kingdom.
As a result of changing market conditions and the recent economic recession, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. During the year ended December 31, 2012, we disposed of one property in an exchange with a third party for another operating property. As the carrying value of the property disposed of was less than the consideration received in exchange, an impairment loss was recorded. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our other properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an additional impairment loss may be recognized to reduce the property to fair-value and such loss could be material.

Lease Expirations
The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2012. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Current
				Percent of	Annualized
		Percent of	Current	Current	Base Rent
	Leased	Leased	Annualized	Annualized	per Leased
Year of Lease Expiration	Square Feet	Square Feet	Base Rent	Base Rent	Square Feet
			(In thousands)
Month-to-month	5,667	—	$148	—	$26.12
2013	727,878	6.3%	29,077	6.6%	39.95
2014	742,266	6.4%	21,584	4.9%	29.08
2015	488,424	4.2%	16,224	3.7%	33.22
2016	1,005,967	8.7%	37,246	8.5%	37.03
2017	459,935	4.0%	13,535	3.1%	29.43
2018	1,714,946	14.8%	71,716	16.3%	41.82
2019	600,955	5.2%	18,625	4.2%	30.99
2020	797,026	6.9%	31,498	7.2%	39.52
2021	679,533	5.9%	18,906	4.3%	27.82
2022	587,791	5.1%	14,135	3.2%	24.05
Thereafter	3,739,219	32.5%	166,441	38.0%	44.51
Total Portfolio / Weighted-Average	11,549,607	100.0%	$439,135	100.0%	$38.02
The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets of Boston, San Francisco, Maryland, San Diego, New York/New Jersey, Pennsylvania and Seattle and research parks near or adjacent to universities. We cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

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
The aggregate value of other acquired intangible assets consisting of acquired in-place leases and acquired management agreements are recorded based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases (i.e. the market cost to execute a lease, including leasing commissions and legal fees, if any); (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period (i.e. real estate taxes and insurance); and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period (see discussion of the recognition of acquired above-market and below-market leases in the section entitled "Revenue Recognition, Operating Expenses and Lease Terminations" below). The fair-value assigned to the acquired management agreements are recorded at the present value (using a discount rate which reflects the risks associated with the management agreements acquired) of the acquired management agreements with certain tenants of the acquired properties. The values of in-place leases and management agreements are amortized to expense over the remaining non-cancelable period of the respective leases or agreements. If a lease were to be terminated or if termination is determined to be likely (e.g., in the case of a tenant bankruptcy) prior to its contractual expiration, amortization of all unamortized amounts related to that lease would be accelerated and such amounts written off.
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
On an ongoing basis, we evaluate the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other revenue when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when we have no continuing obligation to provide services to such former tenants.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2012.
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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in other comprehensive income, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives that are not classified as hedges, changes in the fair-value of the derivative are recognized directly in earnings in the period in which the change occurs.
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
Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). We formally document the hedging relationships for all derivative instruments, have historically accounted for our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

Results of Operations
Leasing Activity

During the year ended December 31, 2012, we executed 97 leasing transactions representing approximately 1.8 million square feet, including 61 new leases totaling approximately 1.1 million square feet and 36 leases were amended to extend their terms totaling 703,000 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the year ended December 31, 2012:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2011	10,075,859
Acquisitions	937,523	$32.67	$33.82
Dispositions	(121,008)	9.48	9.54
Expirations	(1,145,305)	35.81	32.21
Terminations	(66,545)	27.50	25.81
Pre-leased delivery	109,127	26.08	26.15
Renewals, amendments, and extensions	703,231	33.44	31.78
New leases - first generation (3)	781,766	30.61	30.67
New leases - second generation (4)	274,959	31.24	32.54
Leased square feet as of December 31, 2012	11,549,607

Pre-leased square feet as of December 31, 2011	143,707
Pre-leased new leases - first generation (3)	8,712	$—	$—
Pre-leased new leases - second generation (4)	40,641	25.22	0.22
Pre-leased delivery	(109,127)	26.08	26.15
Pre-leased cancellations	(12,922)	28.50	28.50
Pre-leased square feet as of December 31, 2012	71,011
____________

(1)
Current annualized base rent per leased square foot is the monthly contractual rent per leased square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per leased square foot due at each rent commencement date, multiplied by 12 months.

(2)
Current annualized base rent per leased square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue, and lease incentive revenue).

(3)
Leases on space which, in management’s evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for development, redevelopment or repositioning a property.

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the year ended December 31, 2012:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	36	703,231	$7.15	$3.86	$10.40
New leases - first generation	29	790,478	52.47	10.32	17.82
New leases - second generation	32	315,600	26.84	6.62	5.81
Total / weighted-average	97	1,809,309	$30.38	$7.16	$12.83
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $32.62 per square foot, representing an increase of 4.2% over the previously expiring rents on a GAAP basis, excluding renewals of leases with tenants experiencing financial difficulties for which we were not previously recognizing revenue, or tenants that have been given concessions on a temporary basis as they are relocated into new leases at other properties.

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
The following summarizes our consolidated properties under redevelopment, pre-development or other construction activities at December 31, 2012 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)

Redevelopment
9708-9714 Medical Center Drive	92,124	17.4%	$29,400	$29,400	Q1 2013
1701 / 1711 Research Blvd	104,743	100.0%	13,300	28,200	Q4 2013
Total / weighted-average	196,867	61.4%	$42,700	$57,600

Other capital improvements (4)			$71,800

Pre-development
Eccles Avenue	260,000	—	$29,100
4775 / 4785 Executive Drive	275,000	—	29,600
500 Fairview Avenue	108,000	—	1,600
450 Kendall Street (Kendall G)	53,000	—	10,100
Total / weighted-average	696,000	—	$70,400

Total			$184,900
___________

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through December 31, 2012.

(2)
Excludes costs associated with speculative leasing. Pre-development only includes amounts related to basis, planning, entitlement, or other preparations for future construction and excludes amounts for total estimated future construction costs.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

(4)	Includes improvements on operating properties, including major tenant improvement projects on properties which are not considered to be in redevelopment or pre-development as of December 31, 2012.

The following summarizes our capital expenditures during the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2012	2011	Change	Change
Development / Pre-development	$5,397	$34,416	$(29,019)	(84.3)%
Redevelopment	22,963	13,471	9,492	70.5%
Tenant improvements - first generation	63,825	31,074	32,751	105.4%
Recurring capital expenditures and second generation tenant improvements (1)	14,822	10,362	4,460	43.0%
Other capital	31,863	54,031	(22,168)	(41.0)%
Total capital expenditures	$138,870	$143,354	$(4,484)	(3.1)%
___________

(1)
Recurring capital expenditures exclude (a) items associated with the expansion of a building or its improvements, (b) renovations to a building which change the underlying classification of the building, incurred to prepare or condition the premises for its intended purpose (for example, from office to laboratory) or (c) capital improvements that represent an addition to the property rather than the replacement of property, plant or equipment. Includes revenue enhancing and non-revenue enhancing recurring capital expenditures.

Total capital expenditures decreased $4.5 million to $138.9 million for the year ended December 31, 2012 from $143.4 million for the year ended December 31, 2011. The change was primarily the result of the placement into service of a development property that was under development in 2011 totaling 176,000 square feet and less small scale capital expenditures throughout our portfolio, partially offset by increased tenant improvement requirements related to increased leasing activity. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the year ended December 31, 2012, we acquired 1.0 million rentable square feet of laboratory and office space, which was 93.3% leased at acquisition on a weighted-average basis, and approximately 138,000 square feet of development potential for approximately $436.4 million:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
				(In thousands)
Cambridge Place (2)	Boston	February 9, 2012	286,878	$119,000	80.2%
6122-6126 Nancy Ridge Drive	San Diego	April 25, 2012	68,000	20,000	100.0%
550 Broadway Street	San Francisco	April 27, 2012	71,239	28,000	100.0%
Summers Ridge (3)	San Diego	June 8, 2012	—	47,184	100.0%
Granta Park (4)	University Related - Other	June 12, 2012	472,234	196,044	99.5%
Belward Campus (5)	Maryland	July 18, 2012	106,469	26,170	92.5%
Total / weighted-average			1,004,820	$436,398	93.3%
___________

(1)	Rentable square feet at time of acquisition.

(2)	Includes 210 Broadway, 50 Hampshire Street and 60 Hampshire Street properties.

(3)	Includes vacant land subject to a 20 year ground lease signed concurrent with acquisition.

(4)	Located in the United Kingdom, the property was acquired for £126.8 million. U.S. dollar amounts are based on the exchange rate of $1.55 to £1.00 in effect on the date of acquisition.

(5)	Includes 9900 Belward Campus Drive and 9901 Belward Campus Drive properties.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development properties, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2012 or 2011), new properties (properties that were not owned for each of the years ended December 31, 2012 and 2011 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,462,400	10,462,400	533,367	533,367	1,723,798	718,978	N/A	N/A	12,719,565	11,714,745
Percent of total portfolio	82.2%	89.3%	4.2%	4.6%	13.6%	6.1%	N/A	N/A	100.0%	100.0%
Percent leased	88.4%	84.6%	85.7%	86.9%	95.1%	78.2%	N/A	N/A	88.2%	84.8%
Current annualized base rent per square foot - GAAP basis (1)	$37.89	$38.20	$34.57	$33.88	$42.77	$50.05	N/A	N/A	$38.46	$43.57
	Year Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$329,059	$321,763	$11,060	$5,868	$52,499	$1,816	$10	$7	$392,628	$329,454
Tenant recoveries	103,011	99,405	2,413	731	15,243	656	126	1,173	120,793	101,965
Other income	480	6,696	—	—	3,222	—	1,044	85	4,746	6,781
Total revenues	432,550	427,864	13,473	6,599	70,964	2,472	1,180	1,265	518,167	438,200
Rental operations	115,727	119,246	4,442	2,748	25,315	1,016	6,735	5,136	152,219	128,146
Net operating income	316,823	308,618	9,031	3,851	45,649	1,456	(5,555)	(3,871)	365,948	310,054
Adjustments to cash basis (2)	(9,033)	(15,935)	(1,381)	(2,710)	499	308	(1,042)	(85)	(10,957)	(18,422)
Net operating income - cash basis	$307,790	$292,683	$7,650	$1,141	$46,148	$1,764	$(6,597)	$(3,956)	$354,991	$291,632
____________

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2012	2011	Change	Change
Net operating income - cash basis	$354,991	$291,632	$63,359	21.7%
Adjustments to cash basis	10,957	18,422	(7,465)	(40.5)%
Net operating income	365,948	310,054	55,894	18.0%
Unallocated income / (expense) :
Depreciation and amortization expense	196,844	142,319	54,525	38.3%
General and administrative expense	38,025	30,966	7,059	22.8%
Acquisition-related expenses	13,077	1,099	11,978	1,089.9%
Income from operations	118,002	135,670	(17,668)	(13.0)%
Equity in net loss of unconsolidated partnerships	(1,389)	(2,489)	1,100	(44.2)%
Interest expense, net	(99,608)	(89,181)	(10,427)	11.7%
Other expense	(872)	(1,760)	888	(50.5)%
Income from continuing operations	16,133	42,240	(26,107)	(61.8)%
(Loss) / Income from discontinued operations	(4,370)	474	(4,844)	(1,021.9)%
Net income	$11,763	$42,714	$(30,951)	(72.5)%

Net Operating Income. Net operating income increased $55.9 million to $365.9 million for the year ended December 31, 2012 compared to $310.1 million for the year ended December 31, 2011. This increase was primarily due to the following:

•
The acquisition of properties totaling 718,978 square feet in 2011 and properties totaling approximately 1.0 million square feet in the year ended December 31, 2012 contributed an additional $44.2 million in net operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•
The placement into service in 2012 of a property that was under development during 2011 and a property that was placed into service in 2011 that was operating throughout 2012, partially offset by properties that were operating in 2011 and began redevelopment in 2012, resulted in an increase of $5.2 million in net operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•
Same property net operating income increased $8.2 million to $316.8 million for the year ended December 31, 2012 compared to $308.6 million for the year ended December 31, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 84.6% at December 31, 2011 to 88.4% at December 31, 2012, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 89.0% for the year ended December 31, 2012 compared to 83.4% for the year ended December 31, 2011, which contributed an additional $7.1 million in net operating income for the year ended December 31, 2012.

•
An increase in rental revenue of $7.3 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.89 at December 31, 2012 from $38.20 at December 31, 2011 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

•
These increases were partially offset by a decrease of $6.2 million in other revenue which resulted from higher termination payments received for terminated leases for the year ended December 31, 2011. See below for more details regarding lease terminations.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $54.5 million to $196.8 million for the year ended December 31, 2012 compared to $142.3 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of properties totaling 718,978 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in the year ended December 31, 2012.

General and Administrative Expenses. General and administrative expenses increased $7.1 million to $38.0 million for the year ended December 31, 2012 compared to $31.0 million for the year ended December 31, 2011. The increase was primarily due to higher staffing levels reflecting the company's continuing growth and compensation associated with the company’s above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $13.1 million for the year ended December 31, 2012 compared to $1.1 million for the year ended December 31, 2011. The increase was primarily due to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park in 2012.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $1.1 million to $1.4 million for the year ended December 31, 2012 compared to $2.5 million for the year ended December 31, 2011. The decreased loss primarily reflects our acquisition of PREI’s interest in certain assets held by PREI I LLC in December 2011. Up to the date of the acquisition, our interest in the related assets was accounted for using the equity method of accounting. Since our acquisition of PREI’s interest in December 2011, the related assets have been wholly-owned by us and consolidated within our financial statements.
Interest Expense, Net. Interest cost incurred for the year ended December 31, 2012 totaled $108.3 million compared to $96.7 million for the year ended December 31, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness, partially offset by the repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $10.4 million to $99.6 million for the year ended December 31, 2012 compared to $89.2 million for the year ended December 31, 2011, primarily as a result of the increase in interest cost incurred.
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2012	2011
Mortgage notes payable	$40,336	$43,803
Amortization of debt premium on mortgage notes payable	(698)	(1,678)
Amortization of deferred interest costs	6,933	7,027
Derivative instruments	1,578	3,385
Unsecured senior term loan	6,015	—
Exchangeable senior notes	6,750	7,429
Unsecured senior notes	36,114	26,905
Amortization of debt discount on notes	781	829
Unsecured line of credit	2,806	3,075
Unsecured line of credit fees	2,768	1,619
Amortization of deferred loan fees	4,869	4,355
Interest cost incurred	108,252	96,749
Capitalized interest	(8,644)	(7,568)
Total interest expense, net	$99,608	$89,181

Other Expense. Other expense consisted of the following (in thousands):

	Year Ended
	December 31,
	2012	2011
Gain / (loss) on early extinguishment of debt	$116	$(763)
Gain on revaluation of acquired unconsolidated partnerships	—	4,679
Other-than-temporary impairment of marketable securities	(545)	(5,132)
Loss on derivative instruments	(9)	(544)
Gain on foreign currency transactions	58	—
Foreign income tax expense	(492)	—
Total other expense	$(872)	$(1,760)
During the year ended December 31, 2012, we repaid in full outstanding mortgages notes totaling approximately $33.1 million pertaining to Sidney Street, 6828 Nancy Ridge Drive and 900 Uniqema Boulevard properties. This resulted in the recognition of a gain on early extinguishment of debt from the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees and prepayment penalties. During the year ended December 31, 2011, we repaid in full outstanding mortgage notes totaling $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties. This resulted in the recognition of a loss on early extinguishment of debt from prepayment penalties and the write-off of deferred loan fees, partially offset by the write-off of unamortized debt premium.
The gain on revaluation of acquired unconsolidated partnerships resulted from our acquisition of the remaining 80% ownership of the Rogers Street assets from our PREI joint venture in December 2011. For the years ended December 31, 2012 and 2011, significant declines in the value of investments in available-for-sale securities in a publicly traded company we considered other-than-temporary resulted in the reclassification through net income of an unrealized loss from accumulated other comprehensive income. See the lease termination discussion below for further discussion of the 2011 impairment of marketable securities. The gain on derivative instruments for the year ended December 31, 2011 reflects hedging ineffectiveness associated with certain interest rate derivative contracts. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.
Lease Terminations. During the year ended December 31, 2012, lease termination revenue of $3.5 million primarily related to a payment we received from a tenant of $8.7 million related to a lease termination effective August 2013. This cash payment was deferred and is amortized to other revenue through the effective date of the termination. During the year ended December 31, 2011, lease termination revenue of $6.2 million, primarily related to an early lease termination at one of our properties. Consideration paid for this lease termination was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property and is recorded in other revenue. The net impact of this lease termination for the year ended December 31, 2011 increased net income by approximately $2.4 million, after taking into account the recording of bad debt expense and accelerated amortization of certain lease-related assets. In addition, as described above, other expense for the year ended December 31, 2011 includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities, of which approximately $3.6 million relates to an investment in the former tenant received in connection with a restructuring of the now-terminated lease in a prior quarter. The net effect of all these transactions for the year ended December 31, 2011 reduced net income by $1.7 million.
Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Loss from discontinued operations was approximately $4.4 million for the year ended December 31, 2012 due to an impairment loss that was recorded, as the carrying value of the property exceeded the value of the consideration we received when the property was disposed. Income from discontinued operations was approximately $474,000 for the year ended December 31, 2011.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development properties, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2011 or 2010), new properties (properties that were not owned for each of the years ended December 31, 2011 and 2010 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative functions and fees received from our PREI joint ventures) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Rentable square feet	8,965,235	8,965,235	684,561	419,318	2,064,949	1,345,971	N/A	N/A	11,714,745	10,730,524
Percent of total portfolio	76.6%	83.6%	5.8%	3.9%	17.6%	12.5%	N/A	N/A	100.0%	100.0%
Percent leased	84.1%	79.8%	64.5%	63.9%	91.9%	98.2%	N/A	N/A	84.4%	81.5%
Current annualized base rent per square foot - GAAP basis (1)	$38.81	$39.59	$34.26	$33.55	$39.14	$34.46	N/A	N/A	$38.67	$38.63
	Year Ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Rental revenue	$278,168	$279,715	$5,281	$1,023	$45,998	$12,054	$7	$7	$329,454	$292,799
Tenant recoveries	88,907	83,401	705	246	11,180	2,351	1,173	905	101,965	86,903
Other income	6,692	2,470	2	2	2	—	85	1,455	6,781	3,927
Total revenues	373,767	365,586	5,988	1,271	57,180	14,405	1,265	2,367	438,200	383,629
Rental operations	108,141	103,472	1,877	691	12,992	2,734	5,136	5,003	128,146	111,900
Net operating income	265,626	262,114	4,111	580	44,188	11,671	(3,871)	(2,636)	310,054	271,729
Adjustments to cash basis (2)	(19,899)	(25,355)	(3,353)	(122)	4,915	487	(85)	(1,455)	(18,422)	(26,445)
Net operating income - cash basis	$245,727	$236,759	$758	$458	$49,103	$12,158	$(3,956)	$(4,091)	$291,632	$245,284
____________

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the years ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2011	2010	Change	Change
Net operating income - cash basis	$291,632	$245,284	$46,348	18.9%
Adjustments to cash basis	18,422	26,445	(8,023)	(30.3)%
Net operating income	310,054	271,729	38,325	14.1%
Unallocated income / (expense):
Depreciation and amortization expense	142,319	114,788	27,531	24.0%
General and administrative expense	30,966	25,901	5,065	19.6%
Acquisition-related expenses	1,099	3,053	(1,954)	(64.0)%
Income from operations	135,670	127,987	7,683	6.0%
Equity in net loss of unconsolidated partnerships	(2,489)	(1,645)	(844)	51.3%
Interest expense, net	(89,181)	(86,073)	(3,108)	3.6%
Other expense	(1,760)	(2,658)	898	(33.8)%
Income from continuing operations	42,240	37,611	4,629	12.3%
Income from discontinued operations	474	1,703	(1,229)	(72.2)%
Net income	$42,714	$39,314	$3,400	8.6%

Net Operating Income. Net operating income increased $38.3 million to $310.1 million for the year ended December 31, 2011 compared to $271.7 million for the year ended December 31, 2010. This increase was primarily due to the following:

•
The acquisition of properties totaling 1.3 million square feet in 2010 and properties totaling approximately 718,978 square feet in the 2011 contributed an additional $32.5 million in net operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010.

•
The placement into service of a property that was under development in 2010 totaling 176,000 square feet resulted in an increase of $3.5 million in net operating income for the year ended December 31, 2011 compared to the year ended December 31, 2010.

•
Same property net operating income increased $3.5 million to $265.6 million for the year ended December 31, 2011 compared to $262.1 million for the year ended December 31, 2010. This increase was primarily due to increased leasing activity in our same property portfolio during 2011 and 2012, which increased the leased percentage from 79.8% at December 31, 2010 to 84.1% at December 31, 2011, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 82.2% for the year ended December 31, 2011 compared to 80.6% for the year ended December 31, 2010, which contributed an additional $900,000 in net operating income for the year ended December 31, 2011.

•
A decrease in rental revenue of $1.5 million primarily attributable to market adjustments on certain renewals at properties, as well as the cessation of revenue recognition for certain tenants where rent was determined to be uncollectible. On a GAAP basis, the current annualized base rent per square foot decreased to $38.81 at December 31, 2011 from $39.59 at December 31, 2010 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis and renewals of leases at lower rates than expiring rents.

•
An increase in other revenue of $4.2 million. During the year ended December 31, 2011, we recorded approximately $4.1 million in lease termination income related to an early lease termination at one of our properties as described in more detail below in the section “Lease Termination.” Other income for the year ended December 31, 2010 was primarily comprised of proceeds related to a tenant bankruptcy of approximately $1.4 million, consideration received related to an early lease termination of approximately $790,000, realized gains from the sale of equity investments in the amount of $865,000 and development fees earned from our PREI joint ventures. Termination payments received for terminated leases for the years ended December 31, 2011 and 2010 were approximately $6.2 million and $2.3 million in the aggregate, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $27.5 million to $142.3 million for the year ended December 31, 2011 compared to $114.8 million for the year ended December 31, 2010. The increase was primarily due to properties acquired in 2010.
General and Administrative Expenses. General and administrative expenses increased $5.1 million to $31.0 million for the year ended December 31, 2011 compared to $25.9 million for the year ended December 31, 2010. The increase was primarily due to an increase in aggregate compensation costs due to higher headcount as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $1.1 million for the year ended December 31, 2011 compared to $3.1 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in acquisition activities in 2011 as compared to the prior year.
Equity in Net Loss of Unconsolidated Partnerships. Equity in net loss of unconsolidated partnerships decreased $844,000 to $2.5 million for the year ended December 31, 2011 compared to $1.6 million for the year ended December 31, 2010. The increased loss primarily reflects the commencement of depreciation and cessation of interest capitalization on a vacant property that was under development in 2010 and subsequently placed into service.
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
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2011	2010
Mortgage notes payable	$43,803	$47,371
Amortization of debt premium on mortgage notes payable	(1,678)	(1,939)
Amortization of deferred interest costs	7,027	7,114
Derivative instruments	3,385	10,343
Secured term loan	—	1,391
Exchangeable senior notes	7,429	7,921
Unsecured senior notes	26,905	10,293
Amortization of debt discount on notes	829	701
Unsecured line of credit	3,075	3,323
Unsecured line of credit fees	1,619	695
Amortization of deferred loan fees	4,355	4,302
Interest cost incurred	96,749	91,515
Capitalized interest	(7,568)	(5,442)
Total interest expense, net	$89,181	$86,073

Other Expense. Other expense consisted of the following (in thousands):

	Year Ended
	December 31,
	2011	2010
Loss on early extinguishment of debt	$(763)	$(2,205)
Gain on revaluation of acquired unconsolidated partnerships	4,679	—
Other-than-temporary impairment of marketable securities	(5,132)	—
Loss on derivative instruments	(544)	(453)
Total other expense	$(1,760)	$(2,658)
During the year ended December 31, 2011, we repaid in full outstanding mortgage notes totaling approximately $60.2 million pertaining to the Ardentech Court, Road to the Cure, 10255 Science Center Drive, Sorrento West and 9865 Towne Centre Drive properties. This resulted in the recognition of a loss on early extinguishment of debt from prepayment penalties and the write-off of deferred loan fees, partially offset by the write-off of unamortized debt premium. During the year ended December 31, 2010, we repurchased $26.4 million face value of our exchangeable senior notes due 2026. This repurchase resulted in the recognition of a loss on early extinguishment of debt of approximately $863,000 (representing the write-off of deferred loan fees and unamortized debt discount). In addition, we recognized a loss on early extinguishment of debt related to the write-off of approximately $1.4 million of deferred loan fees and legal expenses as a result of the voluntary prepayment in full of $250.0 million in outstanding borrowings under our secured term loan.
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
Lease Termination. During the year ended December 31, 2011, we recorded approximately $4.1 million in lease termination income, which had been recorded as other revenue, related to an early lease termination at one of our properties. Consideration was in the form of marketable equity securities received from the former tenant and the recognition of previously deferred rental income related to the property. As a result of this lease termination, bad debt expense of approximately $1.0 million was recorded and the amortization of certain intangibles was accelerated resulting in an additional depreciation and amortization expense of approximately $712,000. The net impact of this lease termination for the year ended December 31, 2011 increased net income approximately $2.4 million. In addition, as described above, other expense for the year ended December 31, 2011 includes an unrealized loss, considered to be other-than-temporary, related to investments in marketable securities, of which approximately $4.1 million relates to an investment in the former tenant received in connection with a restructuring of the now terminated lease in a prior quarter. The net effect of all these transactions for the year ended December 31, 2011 reduced net income by $1.7 million.
Income from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and have reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations. Income from discontinued operations was approximately $474,000 and $1.7 million for the years ended December 31, 2011 and 2010, respectively.
Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$238,235	$175,031	$161,895
Net cash used in investing activities	(537,982)	(604,331)	(710,986)
Net cash provided by financing activities	303,285	424,244	550,636
Ending cash and cash equivalents balance	19,976	16,411	21,467

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Net cash provided by operating activities increased $63.2 million to $238.2 million for the year ended December 31, 2012 compared to $175.0 million for the year ended December 31, 2011. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities decreased $66.3 million to $538.0 million for the year ended December 31, 2012 compared to $604.3 million for the year ended December 31, 2011. The decrease reflects a cash contribution to one of our joint ventures with PREI in 2011 to repay a portion of the joint venture’s outstanding debt in connection with our Rogers Street acquisition, and decreased acquisition and construction activity during the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by funding of the Construction Loan.

Net cash provided by financing activities decreased $120.9 million to $303.3 million for the year ended December 31, 2012 compared to $424.2 million for the year ended December 31, 2011. The decrease primarily reflects decreased financing requirements due to decreased acquisition and construction activity during the year ended December 31, 2012 compared to the year ended December 31, 2011. The proceeds from the issuances of our Unsecured Senior Term Loan in March 2012 and Notes due 2022 in June 2012 were primarily used to repay balances due under our unsecured line of credit and mortgage notes payable.

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

Funds from Operations

We present funds from operations, or FFO, and FFO excluding acquisition-related expenses, or CFFO, available to common shares and OP units because we consider them to be important supplemental measures of our operating performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and CFFO when reporting their results. FFO and CFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and CFFO exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, and, in the case of CFFO, acquisition-related expenses, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, impairment charges on depreciable real estate, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computations may differ from the methodologies for calculating FFO and CFFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and CFFO should not be considered alternatives to net income / (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as indicators of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share and share data) were as follows:

	Year Ended
	December 31,
	2012	2011	2010
Net (loss) / income available to the common stockholders	$(2,778)	$25,991	$21,853
Adjustments:
Impairment loss	4,552	—	—
Gain on revaluation of acquired unconsolidated partnership	—	(4,679)	—
Noncontrolling interests in operating partnership(1)	(54)	569	546
Depreciation and amortization - unconsolidated partnerships	1,291	3,636	3,206
Depreciation and amortization - consolidated entities	196,844	142,319	114,788
Depreciation and amortization - discontinued operations	92	362	567
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(112)	(104)	(93)
FFO available to common shares and units - basic	199,835	168,094	140,867
Interest expense on Exchangeable Senior Notes(2)	6,750	6,750	6,563
FFO available to common shares and units - diluted	206,585	174,844	147,430
Acquisition-related expenses	13,077	1,099	3,053
CFFO available to common shares and units - diluted	$219,662	$175,943	$150,483
FFO per share - diluted	$1.23	$1.19	$1.16
CFFO per share - diluted	$1.31	$1.20	$1.19
Weighted-average common shares and units outstanding - diluted(2) (3)	167,437,187	147,061,166	126,895,309
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The years ended December 31, 2012, 2011, and 2010 include 10,259,496, 10,017,858 and 9,914,076 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively.

(3)
The years ended December 31, 2012, 2011, and 2010 include 1,477,304, 1,433,465, and 1,263,034 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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

As of December 31, 2012, the Company owned an approximate 98.1% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.9% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, to develop new or existing properties, to acquire properties or for general corporate purposes.
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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of December 31, 2012 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$8,364	$339,088	$6,482	$143,784	$27,338	$42,471	$567,527
Unsecured line of credit	—	—	118,000	—	—	—	118,000
Unsecured Senior Term Loan - U.S. dollars	—	—	—	—	243,596	—	243,596
Unsecured Senior Term Loan - GBP (1)	—	—	—	—	161,860	—	161,860
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	8,364	339,088	124,482	543,784	432,794	722,471	2,170,983
Share of unconsolidated indebtedness:
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	27,795	—	—	—	—	—	27,795
Total indebtedness	$36,159	$339,088	$124,482	$543,784	$432,794	$722,471	$2,198,778
____________

(1)
During the year ended December 31, 2012, we converted approximately $156.4 million of outstanding borrowings of our Unsecured Senior Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at December 31, 2012.

Our $338.4 million mortgage loan secured by our Center for Life Science | Boston property matures in 2014, and includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2012.

On March 30, 2012, we entered into the Unsecured Senior Term Loan with KeyBank National Association, as administrative agent, and certain other lenders, providing for borrowings to us of $400.0 million. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of our Unsecured Senior Term Loan into GBP equal to £100.0 million.

On June 28, 2012, we issued $250.0 million principal amount of our Notes due 2022, which are governed by a base indenture and supplemental indenture, dated March 30, 2011 and June 28, 2012, respectively, among us, as issuer, our Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2012.
The Unsecured Senior Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of December 31, 2012.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At December 31, 2012, we had acquired a participating interest in the Construction Loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $325.2 million related to the Construction Loan funding, tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at December 31, 2012 was approximately $5.4 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	December 31, 2012
Debt:
Mortgage notes payable (1)		$567,527	10.5%
Exchangeable Senior Notes		180,000	3.3%
Notes due 2016 (1)		400,000	7.4%
Notes due 2020 (1)		250,000	4.6%
Notes due 2022 (1)		250,000	4.6%
Unsecured Senior Term Loan (2)		405,456	7.5%
Unsecured line of credit		118,000	2.2%
Total debt		2,170,983	40.1%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	157,260,576	3,039,847	56.2%
7.375% Series A Preferred shares outstanding (4)	7,920,000	198,000	3.7%
Total capital		3,237,847	59.9%
Total capitalization		$5,408,830	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
During the year ended December 31, 2012, we converted approximately $156.4 million of outstanding borrowings of our Unsecured Senior Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at December 31, 2012.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $19.33 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to acquire those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At December 31, 2012, 154,327,818 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

(4)	Based on the liquidation preference of $25.00 per share of our Parent Company’s 7.375% Series A preferred stock (we have issued a corresponding number of 7.375% Series A preferred units).

Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At December 31, 2012, the ratio of debt to total asset book value was approximately 44.9%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Unsecured Senior Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 in the Notes to Consolidated Financial Statements contained elsewhere herein.
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
Our unsecured credit agreement provides for borrowing capacity on our unsecured line of credit of $750.0 million with a maturity date of July 13, 2015. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the unsecured line of credit to $1.25 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to July 13, 2016 after satisfying certain conditions and paying an extension fee. At maturity, we may refinance the unsecured line of credit, depending on market conditions and the availability of credit, or we may execute the extension option. The unsecured line of credit bears interest at a floating rate equal to, at our option, either (1) reserve adjusted LIBOR plus a spread which ranges from 100 to 205 basis points, depending on our credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 125 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 175 basis points or (c) one-month LIBOR plus a spread which ranges from 100 to 205 basis points, in each case, depending on our credit ratings. At December 31, 2012, we had $118.0 million in outstanding borrowings on our unsecured line of credit, with a weighted-average interest rate of 1.76%. At December 31, 2012, we had additional borrowing capacity under the unsecured line of credit of up to approximately $632.0 million.
A summary of our outstanding consolidated mortgage notes payable as of December 31, 2012 and 2011 is as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2012	December 31, 2011	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,767	$—	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,260	—	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	338,447	342,149	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	60,164	62,261	December 1, 2018
6828 Nancy Ridge Drive (1)	7.15%	5.38%	—	6,373	September 1, 2012
Shady Grove Road	5.97%	5.97%	144,889	146,581	September 1, 2016
Sidney Street (1)	7.23%	5.11%	—	26,400	June 1, 2012
900 Uniqema Boulevard (1)	8.61%	5.61%	—	814	May 1, 2015
			567,527	584,578
Unamortized premiums			4,125	3,266
Mortgage notes payable, net			571,652	587,844

(1)
During the year ended December 31, 2012, we repaid in full the outstanding mortgage notes totaling approximately $33.1 million pertaining to the 6828 Nancy Ridge Drive, Sidney Street and 900 Uniqema Boulevard properties, resulting in a gain on extinguishment representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees, which is included in other expense.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
As of December 31, 2012, principal payments due for our indebtedness (excluding debt premiums and discounts, and our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2013	$8,364
2014	339,088
2015	124,482
2016	543,784
2017	432,794
Thereafter (1)	722,471
$2,170,983
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.
The following table provides information with respect to our contractual obligations at December 31, 2012, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2012.

Obligation	2013	2014-2015	2016-2017	Thereafter	Total
	(In thousands)
Mortgage notes payable (1)	$8,364	$345,570	$171,122	$42,471	$567,527
Exchangeable Senior Notes	—	—	—	180,000	180,000
Notes due 2016 (2)	—	—	400,000	—	400,000
Notes due 2020 (2)	—	—	—	250,000	250,000
Notes due 2022 (2)	—	—	—	250,000	250,000
Unsecured Senior Term Loan - US Dollar	—	—	243,596	—	243,596
Unsecured Senior Term Loan - GBP	—	—	161,860	—	161,860
Unsecured line of credit	—	118,000	—	—	118,000
Share of debt of unconsolidated partnerships	27,795	—	—	—	27,795
Interest payments on debt obligations (3)	98,697	157,318	94,308	168,109	518,432
Ground lease obligations	3,206	6,687	7,073	364,865	381,831
Construction loan receivable	186,624	29,957	—	—	216,581
Construction projects	17,206	—	—	—	17,206
Tenant obligations, lease commissions and other commitments	88,262	2,728	435	—	91,425
Total	$430,154	$660,260	$1,078,394	$1,255,445	$3,424,253

(1)	Balance excludes unamortized debt premium.

(2)	Balance excludes unamortized debt discount.

(3)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2012.

Off-Balance Sheet Arrangements
As of December 31, 2012, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with

PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.1 million and $14.4 million and the liabilities were $10.5 million and $10.5 million at December 31, 2012 and December 31, 2011, respectively. Our equity in net income of the McKellar Court partnership was $915,000, $914,000 and $970,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $249.9 million and $249.7 million at December 31, 2012 and December 31, 2011, respectively, and the liabilities were $144.7 million and $140.2 million at December 31, 2012 and December 31, 2011, respectively. Our equity in net loss of the PREI joint ventures was $2.3 million, $3.4 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	December 31, 2012	December 31, 2011	Maturity Date (3)
PREI I LLC (4)	20%	3.2%	$27,795	$27,795	August 13, 2013
Total			$27,795	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2012.

(3)	The wholly-owned subsidiary of PREI I LLC has an option to extend the maturity date of this loan for one year.

(4)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan.

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

Our unsecured line of credit, a portion of our Unsecured Senior Term Loan and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of December 31, 2012, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	December 31, 2012
Fixed interest rate (2)	$1,645,829	75.9%	5.37%
Variable interest rate (3)	523,456	24.1%	1.93%
Total/weighted-average effective interest rate	$2,169,285	100.0%	4.54%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes five mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes our Unsecured Senior Term Loan and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Unsecured Senior Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at December 31, 2012. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Unsecured Senior Term Loan at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Unsecured Senior Term Loan at approximately 2.39% for the remaining term of the Unsecured Senior Term Loan (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2012, the fair-value of the fixed-rate debt was estimated to be $1.8 billion compared to the net carrying value of $1.6 billion (including debt premiums and discounts). At December 31, 2012, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $523.5 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2012 in relation to total assets of $4.8 billion and equity market capitalization of $3.2 billion of BioMed Realty Trust, Inc.’s common stock and preferred stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Unsecured Senior Term Loan and our proportionate share of the outstanding balance for the PREI joint ventures’ secured construction loan at December 31, 2012, a 1% change in interest rates would change our interest costs by approximately $1.9 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities.  We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.  Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest.  For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred.  There is no assurance that future declines in value will not have a material adverse impact on our future results of operations.  A 10% decrease in the fair-value of our equity investments as of December 31, 2012, would equal approximately $1.3 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom.  The functional currency of our foreign subsidiary is GBP.  Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income.  Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment.  For the year ended December 31, 2012, total revenues from our foreign subsidiary were $10.3 million, which represented 2.0% of our total revenues. Our net investment in properties outside the United States was $188.8 million as of December 31, 2012. On August 2, 2012, we converted a portion of the outstanding borrowings of our Unsecured Senior Term Loan into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $26.9 million as of December 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

San Diego, California
February 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:
We have audited BioMed Realty Trust, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 6, 2013 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP

San Diego, California
February 6, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors of the General Partner
BioMed Realty, L.P.:

We have audited the accompanying consolidated balance sheets of BioMed Realty, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty, L.P., and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Diego, California
February 6, 2013

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011

ASSETS
Investments in real estate, net	$4,319,716	$3,950,246
Investments in unconsolidated partnerships	32,367	33,389
Cash and cash equivalents	19,976	16,411
Accounts receivable, net	4,507	5,141
Accrued straight-line rents, net	152,096	130,582
Deferred leasing costs, net	172,363	157,255
Other assets	133,454	135,521
Total assets	$4,834,479	$4,428,545
LIABILITIES AND EQUITY
Mortgage notes payable, net	$571,652	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,177	645,581
Unsecured senior term loan	405,456	—
Unsecured line of credit	118,000	268,000
Accounts payable, accrued expenses and other liabilities	180,653	134,924
Total liabilities	2,349,938	1,816,349
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, $198,000 liquidation preference ($25.00 per share), 7,920,000 shares issued and outstanding at December 31, 2012 and December 31, 2011	191,469	191,469
Common stock, $.01 par value, 200,000,000 shares authorized, 154,327,818 and 154,101,482 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,543	1,541
Additional paid-in capital	2,781,849	2,773,994
Accumulated other comprehensive loss, net	(54,725)	(60,138)
Dividends in excess of earnings	(443,280)	(304,759)
Total stockholders’ equity	2,476,856	2,602,107
Noncontrolling interests	7,685	10,089
Total equity	2,484,541	2,612,196
Total liabilities and equity	$4,834,479	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Year Ended
	December 31,
	2012	2011	2010
Revenues:
Rental	$392,628	$329,454	$292,799
Tenant recoveries	120,793	101,965	86,903
Other revenue	4,746	6,781	3,927
Total revenues	518,167	438,200	383,629
Expenses:
Rental operations	152,219	128,146	111,900
Depreciation and amortization	196,844	142,319	114,788
General and administrative	38,025	30,966	25,901
Acquisition-related expenses	13,077	1,099	3,053
Total expenses	400,165	302,530	255,642
Income from operations	118,002	135,670	127,987
Equity in net loss of unconsolidated partnerships	(1,389)	(2,489)	(1,645)
Interest expense, net	(99,608)	(89,181)	(86,073)
Other expense	(872)	(1,760)	(2,658)
Income from continuing operations	16,133	42,240	37,611
(Loss) / income from discontinued operations	(4,370)	474	1,703
Net income	11,763	42,714	39,314
Net loss / (income) attributable to noncontrolling interests	62	(525)	(498)
Net income attributable to the Company	11,825	42,189	38,816
Preferred stock dividends	(14,603)	(16,033)	(16,963)
Cost on redemption of preferred stock	—	(165)	—
Net (loss) / income available to common stockholders	$(2,778)	$25,991	$21,853
Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$0.19	$0.17
(Loss) / income from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$(0.03)	$—	$0.02
Net (loss) / income per share available to common stockholders:
Basic and diluted earnings per share	$(0.03)	$0.19	$0.19
Weighted-average common shares outstanding:
Basic	152,752,086	132,625,915	112,698,704
Diluted	155,700,387	135,609,843	115,718,199

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net income	$11,763	$42,714	$39,314
Other comprehensive income:
Foreign currency translation adjustments	3,611	—	—
Unrealized (loss) / gain on derivative instruments, net	(5,144)	3,857	8,182
Amortization of deferred interest costs	6,933	7,027	7,114
Reclassification on unrealized loss on equity securities	545	5,132	—
Reclassification on sale of equity securities	(38)	70	(537)
Unrealized loss on equity securities	(390)	(5,131)	(74)
Total other comprehensive income	5,517	10,955	14,685
Comprehensive income	17,280	53,669	53,999
Comprehensive income attributable to noncontrolling interests	(42)	(760)	(857)
Comprehensive income attributable to the Company	$17,238	$52,909	$53,142

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2009	$222,413	99,000,269	$990	$1,843,551	$(85,183)	$(167,429)	$1,814,342	$9,590	$1,823,932
Net proceeds from sale of common stock	—	31,426,000	314	523,358	—	—	523,672	—	523,672
Net issuances of unvested restricted common stock	—	544,930	5	(1,243)	—	—	(1,238)	—	(1,238)
Conversion of OP units to common stock	—	75,310	1	(30)	—	—	(29)	29	—
Vesting of share-based awards	—	—	—	6,989	—	—	6,989	—	6,989
Reallocation of equity to noncontrolling interests	—	—	—	(1,137)	—	—	(1,137)	1,137	—
Common stock dividends	—	—	—	—	—	(75,600)	(75,600)	—	(75,600)
OP unit distributions	—	—	—	—	—	—	—	(1,895)	(1,895)
Net income	—	—	—	—	—	38,816	38,816	498	39,314
Preferred stock dividends	—	—	—	—	—	(16,963)	(16,963)	—	(16,963)
Reclassification on sale of equity securities	—	—	—	—	(522)	—	(522)	(15)	(537)
Unrealized loss on equity securities	—	—	—	—	(72)	—	(72)	(2)	(74)
Amortization of deferred interest costs	—	—	—	—	6,943	—	6,943	171	7,114
Unrealized gain on derivative instruments, net	—	—	—	—	7,977	—	7,977	205	8,182
Balance at December 31, 2010	222,413	131,046,509	1,310	2,371,488	(70,857)	(221,176)	2,303,178	9,718	2,312,896
Net proceeds from sale of common stock	—	22,562,922	225	399,346	—	—	399,571	—	399,571
Net issuances of unvested restricted common stock	—	470,780	5	(2,425)	—	—	(2,420)	—	(2,420)
Conversion of OP units to common stock	—	21,271	1	(50)	—	—	(49)	49	—
Redemption of preferred stock	(30,944)	—	—	—	—	(165)	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	7,582	—	—	7,582	—	7,582
Reallocation of equity to noncontrolling interests	—	—	—	(1,947)	—	—	(1,947)	1,947	—
Common stock dividends	—	—	—	—	—	(109,574)	(109,574)	—	(109,574)
OP unit distributions	—	—	—	—	—	—	—	(2,386)	(2,386)
Net income	—	—	—	—	—	42,189	42,189	525	42,714

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Preferred stock dividends	—	—	—	—	—	(16,033)	(16,033)	—	(16,033)
Reclassification on unrealized loss on equity securities	—	—	—	—	5,021	—	5,021	111	5,132
Reclassification on sale of equity securities	—	—	—	—	69	—	69	1	70
Unrealized loss on equity securities	—	—	—	—	(5,021)	—	(5,021)	(110)	(5,131)
Amortization of deferred interest costs	—	—	—	—	6,877	—	6,877	150	7,027
Unrealized gain on derivative instruments, net	—	—	—	—	3,773	—	3,773	84	3,857
Balance at December 31, 2011	191,469	154,101,482	1,541	2,773,994	(60,138)	(304,759)	2,602,107	10,089	2,612,196
Net issuances of unvested restricted common stock	—	179,115	1	(3,529)	—	—	(3,528)	—	(3,528)
Conversion of OP units to common stock	—	47,221	1	—	—	—	1	(1)	—
Vesting of share-based awards	—	—	—	11,530	—	—	11,530	—	11,530
Reallocation of equity to noncontrolling interests	—	—	—	(146)	—	—	(146)	146	—
Common stock dividends	—	—	—	—	—	(135,743)	(135,743)	—	(135,743)
OP unit distributions	—	—	—	—	—	—	—	(2,591)	(2,591)
Net income / (loss)	—	—	—	—	—	11,825	11,825	(62)	11,763
Preferred stock dividends	—	—	—	—	—	(14,603)	(14,603)	—	(14,603)
Foreign currency translation adjustment	—	—	—	—	3,543	—	3,543	68	3,611
Reclassification on unrealized loss on equity securities	—	—	—	—	535	—	535	10	545
Reclassification on sale of equity securities	—	—	—	—	(38)	—	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	(382)	—	(382)	(8)	(390)
Amortization of deferred interest costs	—	—	—	—	6,803	—	6,803	130	6,933
Unrealized loss on derivative instruments, net	—	—	—	—	(5,048)	—	(5,048)	(96)	(5,144)
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010

Operating activities:
Net income	$11,763	$42,714	$39,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,927	142,681	115,355
Allowance for doubtful accounts	1,656	2,277	1,759
Non-cash revenue adjustments	11,261	10,400	1,107
Other non-cash adjustments	19,027	9,130	14,660
Compensation expense related to restricted common stock and LTIP units	11,530	7,582	6,989
Distributions representing a return on capital from unconsolidated partnerships	1,202	2,428	1,374
Changes in operating assets and liabilities:
Accounts receivable	282	(1,308)	(2,052)
Accrued straight-line rents	(23,044)	(24,925)	(26,285)
Deferred leasing costs	(13,993)	(12,583)	(5,631)
Other assets	2,748	2,640	(11,592)
Accounts payable, accrued expenses and other liabilities	18,876	(6,005)	26,897
Net cash provided by operating activities	238,235	175,031	161,895
Investing activities:
Purchases of investments in real estate and related intangible assets	(366,492)	(393,481)	(608,549)
Capital expenditures	(138,870)	(143,354)	(97,467)
Draws on construction loan receivable	(21,697)	—
Contributions to unconsolidated partnerships, net	(2,410)	(54,436)	(4,397)
Purchases of debt and equity securities	(8,645)	(5,245)	—
Proceeds from the sale of equity securities	132	125	1,227
Deposits to escrow for acquisitions	—	(7,940)	(1,800)
Net cash used in investing activities	(537,982)	(604,331)	(710,986)
Financing activities:
Proceeds from common stock offering	—	404,328	545,804
Payment of offering costs	—	(4,757)	(22,132)
Redemption of Series A preferred stock	—	(31,109)	—
Payment of deferred loan costs	(5,937)	(9,733)	(9,431)
Unsecured line of credit proceeds	596,000	771,575	745,392
Unsecured line of credit payments	(746,000)	(896,025)	(750,608)
Principal payments on mortgage notes payable	(41,196)	(67,741)	(23,463)
Proceeds from unsecured senior term loan	556,404	—	—
Unsecured senior term loan payments	(156,404)	—	—
Secured term loan payments	—	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(19,800)	(26,410)
Proceeds from exchangeable senior notes due 2030	—	—	180,000
Proceeds from unsecured senior notes	247,815	397,460	247,443

	Year Ended
	December 31,
	2012	2011	2010

Distributions to operating partnership unit and LTIP unit holders	(2,498)	(2,299)	(1,816)
Dividends paid to common stockholders	(130,298)	(101,032)	(67,180)
Dividends paid to preferred stockholders	(14,601)	(16,623)	(16,963)
Net cash provided by financing activities	303,285	424,244	550,636
Effect of exchange rate changes on cash and cash equivalents	27	—	—
Net increase / (decrease) in cash and cash equivalents	3,565	(5,056)	1,545
Cash and cash equivalents at beginning of period	16,411	21,467	19,922
Cash and cash equivalents at end of period	$19,976	$16,411	$21,467
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $8,644, $7,568 and $5,442, respectively)	$81,868	$76,005	$74,620
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$3,651	$3,651	$4,241
Accrual for common stock dividends declared	36,268	30,821	22,279
Accrual for distributions declared for operating partnership unit and LTIP unit holders	689	596	509
Accrued additions to real estate and related intangible assets	33,153	24,317	37,415
Mortgage note assumed (includes premium of $1,802 and $660 in 2012 and 2010, respectively)	25,947	—	13,951
Deposits applied for acquisitions	18,649	1,800	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2012	2011

ASSETS
Investments in real estate, net	$4,319,716	$3,950,246
Investments in unconsolidated partnerships	32,367	33,389
Cash and cash equivalents	19,976	16,411
Accounts receivable, net	4,507	5,141
Accrued straight-line rents, net	152,096	130,582
Deferred leasing costs, net	172,363	157,255
Other assets	133,454	135,521
Total assets	$4,834,479	$4,428,545
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$571,652	$587,844
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,177	645,581
Unsecured senior term loan	405,456	—
Unsecured line of credit	118,000	268,000
Accounts payable, accrued expenses and other liabilities	180,653	134,924
Total liabilities	2,349,938	1,816,349
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, $198,000 liquidation preference ($25.00 per unit), 7,920,000 units issued and outstanding at December 31, 2012 and December 31, 2011	191,469	191,469
Limited partners' capital, 2,932,758 and 2,979,979 units issued and outstanding at December 31, 2012 and December 31, 2011, respectively	7,937	10,332
General partner's capital, 154,327,818 and 154,101,482 units issued and outstanding at December 31, 2012 and December 31, 2011, respectively	2,338,464	2,469,233
Accumulated other comprehensive loss, net	(53,077)	(58,594)
Total partners’ capital	2,484,793	2,612,440
Noncontrolling interests deficit	(252)	(244)
Total capital	2,484,541	2,612,196
Total liabilities and capital	$4,834,479	$4,428,545

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)

	For the Year Ended
	December 31,
	2012	2011	2010
Revenues:
Rental	$392,628	$329,454	$292,799
Tenant recoveries	120,793	101,965	86,903
Other revenue	4,746	6,781	3,927
Total revenues	518,167	438,200	383,629
Expenses:
Rental operations	152,219	128,146	111,900
Depreciation and amortization	196,844	142,319	114,788
General and administrative	38,025	30,966	25,901
Acquisition-related expenses	13,077	1,099	3,053
Total expenses	400,165	302,530	255,642
Income from operations	118,002	135,670	127,987
Equity in net loss of unconsolidated partnerships	(1,389)	(2,489)	(1,645)
Interest expense, net	(99,608)	(89,181)	(86,073)
Other expense	(872)	(1,760)	(2,658)
Income from continuing operations	16,133	42,240	37,611
(Loss)/income from discontinued operations	(4,370)	474	1,703
Net income	11,763	42,714	39,314
Net loss attributable to noncontrolling interests	8	44	48
Net income attributable to the Operating Partnership	11,771	42,758	39,362
Preferred unit distributions	(14,603)	(16,033)	(16,963)
Cost on redemption of preferred units	—	(165)	—
Net (loss)/income available to unitholders	$(2,832)	$26,560	$22,399
Income from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$0.19	$0.17
(Loss)/income from discontinued operations per unit available to unitholders:
Basic and diluted earnings per unit	$(0.03)	$—	$0.02
Net (loss)/income per unit available to unitholders:
Basic and diluted earnings per unit	$(0.03)	$0.19	$0.19
Weighted-average units outstanding:
Basic	155,670,931	135,549,934	115,572,569
Diluted	155,670,931	135,549,934	115,572,569

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Net income	$11,763	$42,714	$39,314
Other comprehensive income:
Foreign currency translation adjustments	3,611	—	—
Unrealized (loss)/gain on derivative instruments, net	(5,144)	3,857	8,182
Amortization of deferred interest costs	6,933	7,027	7,114
Reclassification on unrealized loss on equity securities	545	5,132	—
Reclassification on sale of equity securities	(38)	70	(537)
Unrealized loss on equity securities	(390)	(5,131)	(74)
Total other comprehensive income	5,517	10,955	14,685
Comprehensive income	17,280	53,669	53,999
Comprehensive loss attributable to noncontrolling interests	8	44	48
Comprehensive income attributable to the Operating Partnership	$17,288	$53,713	$54,047

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CAPITAL
(In thousands, except unit data)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Equity	Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2009	9,200,000	$222,413	3,076,560	$9,724	99,000,269	$1,676,181	$(84,234)	$1,824,084	$(152)	$1,823,932
Proceeds from issuance of OP units	—	—	—	—	31,426,000	523,672	—	523,672	—	523,672
Net issuances of unvested restricted OP units	—	—	—	—	544,930	(1,238)	—	(1,238)	—	(1,238)
Conversion of OP units	—	—	(75,310)	29	75,310	(29)	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	6,989	—	6,989	—	6,989
Reallocation of equity to limited partners	—	—	—	1,514	—	(1,514)	—	—	—	—
Distributions	—	(16,963)	—	(1,895)	—	(75,600)	—	(94,458)	—	(94,458)
Net income	—	16,963	—	546	—	21,853	—	39,362	(48)	39,314
Reclassification on sale of equity securities	—	—	—	—	—	—	(537)	(537)	—	(537)
Unrealized loss on equity securities	—	—	—	—	—	—	(74)	(74)	—	(74)
Amortization of deferred interest costs	—	—	—	—	—	—	7,114	7,114	—	7,114
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	8,182	8,182	—	8,182
Balance at December 31, 2010	9,200,000	222,413	3,001,250	9,918	131,046,509	2,150,314	$(69,549)	2,313,096	(200)	2,312,896
Proceeds from issuance of OP units	—	—	—	—	22,562,922	399,571	—	399,571	—	399,571
Net issuances of unvested restricted OP units	—	—	—	—	470,780	(2,420)	—	(2,420)	—	(2,420)
Conversion of OP units	—	—	(21,271)	49	21,271	(49)	—	—	—	—
Redemption of preferred units	(1,280,000)	(31,109)	—	—	—	—	—	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	—	—	7,582	—	7,582	—	7,582
Reallocation of equity to limited partners	—	—	—	2,182	—	(2,182)	—	—	—	—
Distributions	—	(16,033)	—	(2,386)	—	(109,574)	—	(127,993)	—	(127,993)
Net income	—	16,198	—	569	—	25,991	—	42,758	(44)	42,714

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Equity	Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	5,132	5,132	—	5,132
Reclassification on sale of equity securities	—	—	—	—	—	—	70	70	—	70
Unrealized loss on equity securities	—	—	—	—	—	—	(5,131)	(5,131)	—	(5,131)
Amortization of deferred interest costs	—	—	—	—	—	—	7,027	7,027	—	7,027
Unrealized gain on derivative instruments, net		—	—	—	—	—	3,857	3,857	—	3,857
Balance at December 31, 2011	7,920,000	191,469	2,979,979	10,332	154,101,482	2,469,233	$(58,594)	2,612,440	(244)	2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	179,115	(3,528)	—	(3,528)	—	(3,528)
Conversion of OP units	—	—	(47,221)	(1)	47,221	1	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	11,530	—	11,530	—	11,530
Reallocation of equity to limited partners	—	—	—	251	—	(251)	—	—	—	—
Distributions	—	(14,603)	—	(2,591)	—	(135,743)	—	(152,937)	—	(152,937)
Net income / (loss)	—	14,603	—	(54)	—	(2,778)	—	11,771	(8)	11,763
Foreign currency translation adjustment	—	—	—	—	—	—	3,611	3,611	—	3,611
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	545	545	—	545
Reclassification on sale of equity securities	—	—	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	—	—	(390)	(390)	—	(390)
Amortization of deferred interest costs	—	—	—	—	—	—	6,933	6,933	—	6,933
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(5,144)	(5,144)	—	(5,144)
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2012	2011	2010

Operating activities:
Net income	$11,763	$42,714	$39,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,927	142,681	115,355
Allowance for doubtful accounts	1,656	2,277	1,759
Non-cash revenue adjustments	11,261	10,400	1,107
Other non-cash adjustments	19,027	9,130	14,660
Compensation expense related to share-based payments	11,530	7,582	6,989
Distributions representing a return on capital from unconsolidated partnerships	1,202	2,428	1,374
Changes in operating assets and liabilities:
Accounts receivable	282	(1,308)	(2,052)
Accrued straight-line rents	(23,044)	(24,925)	(26,285)
Deferred leasing costs	(13,993)	(12,583)	(5,631)
Other assets	2,748	2,640	(11,592)
Accounts payable, accrued expenses and other liabilities	18,876	(6,005)	26,897
Net cash provided by operating activities	238,235	175,031	161,895
Investing activities:
Purchases of investments in real estate and related intangible assets	(366,492)	(393,481)	(608,549)
Capital expenditures	(138,870)	(143,354)	(97,467)
Draws on construction loan receivable	(21,697)	—	—
Contributions to unconsolidated partnerships, net	(2,410)	(54,436)	(4,397)
Purchases of debt and equity securities	(8,645)	(5,245)	—
Proceeds from the sale of equity securities	132	125	1,227
Deposits to escrow for acquisitions	—	(7,940)	(1,800)
Net cash used in investing activities	(537,982)	(604,331)	(710,986)
Financing activities:
Proceeds from issuance of OP units	—	368,462	523,672
Payment of deferred loan costs	(5,937)	(9,733)	(9,431)
Unsecured line of credit proceeds	596,000	771,575	745,392
Unsecured line of credit payments	(746,000)	(896,025)	(750,608)
Principal payments on mortgage notes payable	(41,196)	(67,741)	(23,463)
Proceeds from unsecured senior term loan	556,404	—	—
Unsecured senior term loan repayments	(156,404)	—	—
Secured term loan repayments	—	—	(250,000)
Repurchases of exchangeable senior notes due 2026	—	(19,800)	(26,410)
Proceeds from exchangeable senior notes due 2030	—	—	180,000
Proceeds from unsecured senior notes	247,815	397,460	247,443

	Year Ended
	December 31,
	2012	2011	2010

Distributions paid to unitholders	(132,796)	(103,331)	(68,996)
Distributions paid to preferred unitholders	(14,601)	(16,623)	(16,963)
Net cash provided by financing activities	303,285	424,244	550,636
Effect of exchange rate changes on cash and cash equivalents	27	—	—
Net increase / (decrease) in cash and cash equivalents	3,565	(5,056)	1,545
Cash and cash equivalents at beginning of period	16,411	21,467	19,922
Cash and cash equivalents at end of period	$19,976	$16,411	$21,467
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $8,644, $7,568 and $5,442, respectively)	$81,868	$76,005	$74,620
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$36,957	$31,417	$22,788
Accrual for preferred unit distributions declared	3,651	3,651	4,241
Accrued additions to real estate and related intangible assets	33,153	24,317	37,415
Mortgage notes assumed (includes premiums of $1,802 and $660 in 2012 and 2010, respectively)	25,947	—	13,951
Deposits applied for acquisitions	18,649	1,800	—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned a 98.1% interest in the Operating Partnership. The remaining 1.9% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

Information with respect to the square footage and the percent of rentable square feet leased to tenants is unaudited.

2. Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a noncontrolling interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the year ended December 31, 2012, total revenues from properties outside the United States were $10.3 million, which represented 2.0% of the Company’s total revenues during the same period. The Company’s net investment in properties outside the United States was $188.8 million as of December 31, 2012.

Investments in Partnerships and Limited Liability Companies

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in six VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at December 31, 2012 and 2011 consist of the following (in thousands):

	December 31, 2012	December 31, 2011
Investment in real estate, net	$397,542	$409,327
Total assets	434,105	454,208
Total debt	144,889	146,581
Total liabilities	150,330	151,893

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the carrying value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2012.

Investments in Real Estate, Net

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	Three to five years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$702,993	$591,009
Land under development	48,744	56,008
Buildings and improvements	4,028,089	3,615,678
Construction in progress	143,340	140,025
	4,923,166	4,402,720
Accumulated depreciation	(603,450)	(452,474)
	$4,319,716	$3,950,246

Purchase accounting is applied to the assets and liabilities of real estate properties in which the Company acquires a controlling interest or a partial interest. The fair-value of tangible assets of an acquired property (which includes land, buildings, and improvements) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, buildings and improvements based on management’s determination of the fair-value of these assets. Factors considered by the Company in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Upon the acquisition of a controlling interest of an investment in an unconsolidated partnership, such partnership is consolidated and a gain is recognized equal to the amount in which the fair-value of the noncontrolling interest in such partnership exceeded its carrying value at the time of obtaining control.

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

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $8.6 million, $7.6 million and $5.4 million, respectively. Payroll costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $2.0 million, $1.3 million and $832,000, respectively. Costs associated with acquisitions of businesses are charged to expense.

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

In April 2012, the Company completed the exchange of a property for another real estate operating property. As a result, the property disposed of was reclassified as a discontinued operation. This property was written down to its estimated fair-value of $28.0 million, less costs to sell, which resulted in an impairment loss of $4.6 million that is included in loss from discontinued operations for the year ended December 31, 2012. The parties to the exchange determined and agreed upon the fair-value of the property received in the transaction, which the Company considers to be a level 2 input in the fair-value hierarchy. See Note 12 for discussion of discontinued operations.

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

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of December 31, 2012. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2012	Amortization	Net
Acquired in-place leases	$303,521	$(185,463)	$118,058
Acquired management agreements	24,963	(15,242)	9,721
Deferred leasing and other direct costs	68,175	(23,591)	44,584
	$396,659	$(224,296)	$172,363

Deferred leasing costs, net at December 31, 2011 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2011	Amortization	Net
Acquired in-place leases	$260,552	$(150,453)	$110,099
Acquired management agreements	22,696	(12,641)	10,055
Deferred leasing and other direct costs	54,461	(17,360)	37,101
	$337,709	$(180,454)	$157,255

The estimated amortization expense for deferred leasing costs at December 31, 2012 was as follows (in thousands):

2013	$39,382
2014	27,902
2015	24,235
2016	18,350
2017	16,960
Thereafter	45,534
$172,363

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

The impact of the straight-line rent revenue, acquired above and below market lease revenue, and lease incentive revenue consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Straight-line rent revenue	$23,288	$25,243	$26,285
Acquired above-market lease revenue	(9,977)	(9,607)	(2,890)
Acquired below-market lease revenue	1,684	1,453	3,992
Lease incentive revenue	(2,969)	(2,246)	(2,209)
Net increase to revenue	$12,026	$14,843	$25,178

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2012 were as follows (in thousands):

2013	$382,440
2014	383,071
2015	370,941
2016	342,850
2017	327,188
Thereafter	1,626,642
$3,433,132

The estimated amortization for acquired above- and below-market lease revenue and lease incentive revenue at December 31, 2012 was as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Amortization of:
Acquired above-market leases	$(5,109)	$(4,076)	$(1,638)	$(1,042)	$(925)	$(5,309)	$(18,099)
Acquired below-market leases	1,524	1,223	1,039	911	911	2,613	8,221
Lease incentive	(2,578)	(2,532)	(2,530)	(2,303)	(1,863)	(9,935)	(21,741)

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

On an ongoing basis, the Company evaluates the recoverability of tenant balances, including rents receivable, straight-line rents receivable, tenant improvements, deferred leasing costs and any acquisition intangibles. Factors considered by the Company as part of this evaluation include, among other things, the financial strength of the tenant and any guarantors, a review of publicly filed documents and analyst research reports, a review of the tenant's cash balance and estimated cash "burn" rate if the tenant's cash flow from operations is negative, and the tenant's payment history. When it is determined that the recoverability of tenant balances is not probable, an allowance for expected losses related to tenant receivables, including straight-line rents receivable is recorded as a charge to earnings. Upon the termination of a lease, the amortization of tenant improvements, deferred leasing costs and acquisition intangible assets and liabilities is accelerated to the expected termination date as a charge to their respective line items and tenant receivables are written off as a reduction of the allowance in the period in which the balance is deemed to be no longer collectible. For financial reporting purposes, a lease is treated as terminated upon a tenant filing for bankruptcy, when a space is abandoned and a tenant ceases rent payments, or when other circumstances indicate that termination of a tenant’s lease is probable (e.g., eviction). Lease termination fees are recognized in other income when the related leases are canceled, the amounts to be received are fixed and determinable and collectability is assured, and when the Company has no continuing obligation to provide services to such former tenants.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company maintains an allowance for accrued straight-line rents. The determination of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was $1.7 million, $2.3 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010 respectively. The Company’s allowance for doubtful accounts included in accounts receivable, net and accrued straight line rent, net was $4.2 million and $2.9 million as of December 31, 2012 and 2011, respectively.

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

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Available-for-sale securities, historical cost	$5,958	$5,585
Other-than-temporary unrealized loss	(5,683)	(4,595)
Unrealized gain / (loss)	115	(2)
Available-for-sale securities, fair-value (1)	390	988
Privately-held securities, cost basis	12,280	4,245
Total equity securities	$12,670	$5,233
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of two publicly traded companies. During the year ended December 31, 2012, the Company reclassified to other expense from accumulated other comprehensive loss, an unrealized loss, considered to be other-than-temporary, of approximately $545,000, relating to its investment in securities of one of these companies. Management has the intent and ability to retain the investment in the other company for a period of time sufficient to allow for an anticipated recovery in its market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily-impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company’s remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. The Company owned equity securities of six privately-held companies and two privately-held funds during the year ended December 31, 2012. There were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the year ended December 31, 2012 on the Company’s cost basis investments.

Share-Based Payments

All share-based payments to employees are recognized in the income statement based on their fair-value. Through December 31, 2012, the Company had awarded restricted stock of the Parent Company and LTIP unit grants of the Operating Partnership under its incentive award plan, both of which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. During the year ended December 31, 2012, the Parent Company awarded performance units (the “Performance Units”) to certain of its executive officers. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions (see Note 13 for further information on the fair-value of the Performance Units). The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).

The valuation of the Company’s investments in publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, therefore, the Company has determined that valuations of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2012.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged transaction affects earnings. If charges relating to the hedged transaction are being deferred pursuant to redevelopment or development activities, the effective portion of changes in the fair-value of the derivative are also deferred in accumulated other comprehensive income on the consolidated balance sheet, and are amortized to the income statement once the deferred charges from the hedged transaction begin again to affect earnings. The ineffective portion of changes in the fair-value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction. For derivatives that are not classified as hedges, changes in the fair-value of the derivative are recognized directly in earnings in the period in which the change occurs.

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

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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

The income tax treatment for dividends was as follows:

	For the Years Ended December 31,
	2012		2011		2010
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.63	74.12%	$0.44	57.14%	$0.39	64.66%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	0.22	25.88%	0.33	42.86%	0.21	35.34%
Total	$0.85	100.00%	$0.77	100.00%	$0.60	100.00%
Preferred stock:
Ordinary income	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%
Capital gain	—	0.00%	—	0.00%	—	0.00%
Return of capital	—	0.00%	—	0.00%	—	0.00%
Total	$1.84	100.00%	$1.84	100.00%	$1.84	100.00%

Construction Loan Receivable

During the year ended December 31, 2012, the Company entered into an agreement to purchase a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one-year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. As of December 31, 2012, the Company had invested approximately $21.7 million in the construction loan. The Company expects to have fully funded its obligation in early 2014.

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

3. Equity of the Parent Company

During the year ended December 31, 2012, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 378,655 and 16,695 shares of common stock, respectively (180,594 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 35,641 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

During the year ended December 31, 2012, the Parent Company awarded 408,888 Performance Units to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied.

The Parent Company also maintains a Dividend Reinvestment Program and a Cash Option Purchase Plan (collectively, the “DRIP Plan”) to provide existing stockholders of the Parent Company with an opportunity to invest automatically the cash dividends paid upon shares of the Parent Company’s common stock held by them, as well as permit existing and prospective stockholders to make voluntary cash purchases. Participants may elect to reinvest a portion of, or the full amount of cash dividends paid, whereas optional cash purchases are normally limited to a maximum amount of $10,000. In addition, the Parent Company may elect to establish a discount ranging from 0% to 5% from the market price applicable to newly issued shares of common stock purchased directly from the Parent Company. The Parent Company may change the discount, initially set at 0%, at its discretion, but may not change the discount more frequently than once in any three-month period. Shares purchased under the DRIP Plan shall be, at the Parent Company’s option, purchased from either (1) authorized, but previously unissued shares of common stock, (2) shares of common stock purchased in the open market or privately negotiated transactions, or (3) a combination of both. As of and through December 31, 2012, all shares issued to participants in the DRIP Plan have been acquired through purchases in the open market.

Common Stock, Operating Partnership Units and LTIP Units

As of December 31, 2012, the Company had outstanding 154,327,818 shares of the Parent Company’s common stock and 2,579,788 and 352,970 operating partnership and LTIP units, respectively. A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

As of December 31, 2012, the Company had outstanding 7,920,000 shares of the Parent Company’s 7.375% Series A Cumulative Redeemable Preferred Stock, or Series A preferred stock.  During the year ended December 31, 2011, the Company completed the repurchase of 1,280,000 shares of the Parent Company’s Series A preferred stock for approximately $31.1 million, or $24.30 per share, net of accrued dividends of approximately $250,000, or $0.20 per share. The repurchase of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $165,000 for the year ended December 31, 2011 as a result of the difference between the carrying value and the price paid to repurchase the Series A preferred stock.

Dividends are cumulative on the Series A preferred stock from the date of original issuance in the amount of $1.84375 per share each year, which is equivalent to 7.375% of the $25.00 liquidation preference per share. Dividends on the Series A preferred stock are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control, if the Series A preferred stock is not listed on the New York Stock Exchange, NYSE MKT LLC (formerly the American Stock Exchange) or NASDAQ, holders will be entitled to receive (when and as authorized by the board of directors and declared by the Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred stock will rank senior to the Company’s common stock with respect to the payment of distributions and other amounts. Since January 2012, the Company has had the option to redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends on such Series A preferred stock up to, but excluding the redemption date. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Company.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the year ended December 31, 2012:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2012	Common stock and OP units	$0.21500	January 1, 2012 to March 31, 2012	April 16, 2012	$33,780
March 15, 2012	Series A preferred stock/units	$0.46094	January 16, 2012 to April 15, 2012	April 16, 2012	$3,650
June 15, 2012	Common stock and OP units	$0.21500	April 1, 2012 to June 30, 2012	July 16, 2012	$33,782
June 15, 2012	Series A preferred stock/units	$0.46094	April 16, 2012 to July 15, 2012	July 16, 2012	$3,651
September 14, 2012	Common stock and OP units	$0.21500	July 1, 2012 to September 30, 2012	October 15, 2012	$33,815
September 14, 2012	Series A preferred stock/units	$0.46094	July 16, 2012 to October 15, 2012	October 15, 2012	$3,651
December 12, 2012	Common stock and OP units	$0.23500	October 1, 2012 to December 31, 2012	January 15, 2013	$36,957
December 12, 2012	Series A preferred stock/units	$0.46094	October 16, 2012 to January 15, 2013	January 15, 2013	$3,651

Total 2012 dividends and distributions declared through December 31, 2012 (in thousands):

Common stock and OP units	$138,334
Series A preferred stock/units	14,603
$152,937

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at December 31, 2012, was approximately $56.6 million based on the average closing price of the Parent Company’s common stock of $19.29 per share for the ten consecutive trading days immediately preceding December 31, 2012.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	December 31, 2012		December 31, 2011
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	152,853,368	98.1%	152,435,271	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,339,314	1.5%	2,332,318	1.5%
Operating partnership and LTIP units held by third parties	565,051	0.4%	588,801	0.4%
Total	155,757,733	100.0%	155,356,390	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of December 31, 2012, the Operating Partnership had outstanding 156,907,606 operating partnership units and 352,970 LTIP units. The Parent Company owned 98.1% of the partnership interests in the Operating Partnership at December 31, 2012, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the general partner of the Operating Partnership has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of the Parent Company’s common stock. The redemption provisions of OP units owned by limited partners that permit the issuer to settle in either cash or common stock at the option of the issuer are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

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

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at December 31, 2012, was approximately $56.6 million based on the average closing price of the Parent Company’s common stock of $19.29 per share for the ten consecutive trading days immediately preceding December 31, 2012.

7.375% Series A Cumulative Redeemable Preferred Units

Pursuant to the Operating Partnership’s partnership agreement, the Operating Partnership’s Series A cumulative redeemable preferred units (“Series A preferred units”) were issued to the Parent Company in exchange for contributed proceeds of approximately $222.4 million following the Parent Company’s issuance of the Series A preferred stock. The Operating Partnership’s Series A preferred units are only redeemable for cash equal to a redemption price of $25.00 per unit, plus all accrued and unpaid distributions on such Series A preferred units up to, but excluding the redemption date, if and when shares of the Series A preferred stock are redeemed by the Parent Company. Since January 2012, the Parent Company has had the option to redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions on such Series A preferred stock up to, but excluding the redemption date.

As of December 31, 2012, the Operating Partnership had outstanding 7,920,000 7.375% Series A preferred units. Distributions are cumulative on the Series A preferred units from the date of original issuance in the amount of $1.84375 per unit each year, which is equivalent to 7.375% of the $25.00 liquidation preference per unit. Distributions on the Series A preferred units are payable quarterly in arrears on or about the 15th day of January, April, July and October of each year. Following a change in control of the Parent Company, if the Series A preferred stock of the Parent Company is not listed on the New York Stock Exchange, NYSE MKT LLC (formerly the American Stock Exchange) or NASDAQ, holders of the Series A preferred stock would be entitled to receive (when and as authorized by the board of directors of the Parent Company and declared by the Parent Company), cumulative cash dividends from, but excluding, the first date on which both the change of control and the delisting occurs at an increased rate of 8.375% per annum of the $25.00 liquidation preference per share (equivalent to an annual rate of $2.09375 per share) for as long as the Series A preferred stock is not listed. The Series A preferred stock does not have a stated maturity date and is not subject to any sinking fund or mandatory redemption provisions. Upon liquidation, dissolution or winding up, the Series A preferred units will rank senior to the OP units with respect to the payment of distributions and other amounts. Holders of the Series A preferred stock generally have no voting rights except for limited voting rights if the Parent Company fails to pay dividends for six or more quarterly periods (whether or not consecutive) and in certain other circumstances. The Series A preferred stock is not convertible into or exchangeable for any other property or securities of the Parent Company.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s mortgage loan secured by the Company’s Center for Life Science | Boston property, Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan (the “Term Loan”) and unsecured line of credit.

Debt of the Operating Partnership

A summary of the Operating Partnership’s outstanding consolidated debt as of December 31, 2012 and December 31, 2011 was as follows (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2012	December 31, 2011	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,767	$—	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,260	—	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	338,447	342,149	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	60,164	62,261	December 1, 2018
6828 Nancy Ridge Drive (1)	7.15%	5.38%	—	6,373	September 1, 2012
Shady Grove Road	5.97%	5.97%	144,889	146,581	September 1, 2016
Sidney Street (1)	7.23%	5.11%	—	26,400	June 1, 2012
900 Uniqema Boulevard (1)	8.61%	5.61%	—	814	May 1, 2015
			567,527	584,578
Unamortized premiums			4,125	3,266
Mortgage notes payable, net			571,652	587,844
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	—	July 15, 2022
			900,000	650,000
Unamortized discounts			(5,823)	(4,419)
Unsecured senior notes, net			894,177	645,581
Term Loan - U.S. dollar (2)	1.86%	2.64%	243,596	—	March 30, 2017
Term Loan - GBP (2)	2.15%	2.39%	161,860	—	March 30, 2017
Term Loan (3)			405,456	—
Unsecured line of credit (3) (4)	1.76%	1.76%	118,000	268,000	July 13, 2015
Total consolidated debt			$2,169,285	$1,681,425
____________

(1)
During the year ended December 31, 2012, the Operating Partnership repaid in full the outstanding mortgage notes totaling approximately $33.1 million pertaining to the 6828 Nancy Ridge Drive, Sidney Street and 900 Uniqema Boulevard properties, resulting in a gain on extinguishment representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees, which is included in other expense.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at December 31, 2012. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)
In August 2012, the Operating Partnership amended the Term Loan facility and the credit agreement governing the unsecured line of credit to include the Operating Partnership’s qualifying real property owned, leased or operated in certain foreign counties, including the United Kingdom, in the covenant calculations of the respective facilities.

(4)	At December 31, 2012, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $632.0 million.

Mortgage Notes Payable, net

The net carrying value of properties (investments in real estate) secured by the Operating Partnership’s mortgage notes payable was $1.0 billion at December 31, 2012 and 2011.

The Operating Partnership’s $338.4 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of December 31, 2012. Notwithstanding the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

Exchangeable Senior Notes

On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes. The Exchangeable Senior Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Exchangeable Senior Notes are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Exchangeable Senior Notes contain an exchange settlement feature, which provides that the Exchangeable Senior Notes may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Exchangeable Senior Notes must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Exchangeable Senior Notes, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Exchangeable Senior Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Exchangeable Senior Notes. The exchange rate for the Exchangeable Senior Notes may also be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through the fourth quarter of 2012 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 56.9972 shares per $1,000 principal amount of Exchangeable Senior Notes, effective as of December 27, 2012, the Company’s ex-dividend date.

The Operating Partnership may redeem the Exchangeable Senior Notes, in whole or in part, at any time to preserve the Parent Company’s status as a REIT or at any time on or after January 21, 2015 for cash at 100% of the principal amount plus accrued and unpaid interest. The holders of the Exchangeable Senior Notes have the right to require the Operating Partnership to repurchase the Exchangeable Senior Notes, in whole or in part, for cash on each of January 15, 2015, January 15, 2020 and January 15, 2025, or upon the occurrence of a designated event, in each case for a repurchase price equal to 100% of the principal amount of the Exchangeable Senior Notes plus accrued and unpaid interest. The terms of the indenture for the Exchangeable Senior Notes do not require compliance with any financial covenants.

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

The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2012.

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

The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2012.

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

Unsecured Senior Notes due 2022, net

On June 28, 2012, the Operating Partnership issued $250.0 million aggregate principal amount of its Notes due 2022. The purchase price paid by the underwriters was 99.126% of the principal amount and the Notes due 2022 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2022 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2022 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Operating Partnership’s unsecured line of credit. Interest at a rate of 4.25% per year is payable on January 15 and July 15 of each year, beginning on January 15, 2013, until the stated maturity date of July 15, 2022. The terms of the Notes due 2022 are governed by a base indenture and supplemental indenture, dated March 30, 2011 and June 28, 2012, respectively, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

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

The terms of the indenture for the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2012.

Unsecured Senior Term Loan

Term Loan - U.S. dollar

On March 30, 2012, the Operating Partnership entered into a $400.0 million Term Loan with KeyBank National Association (“KeyBank”) as administrative agent and co-lead arranger, Wells Fargo Securities, LLC as co-lead arranger and Wells Fargo Bank National Association as co-syndication agent, U.S. Bank National Association as co-syndication agent and co-lead arranger and other lenders. The Term Loan has a maturity date of March 30, 2017. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the borrowings to $500.0 million under the Term Loan upon satisfying certain conditions. Borrowings under the Term Loan are guaranteed by the Parent Company.

Borrowings for the U.S. dollar-denominated debt under the Term Loan bear interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 15 to 120 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 65 to 170 basis points or (c) one-month U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, in each case, depending on the Parent Company’s credit ratings.

Concurrent with the closing of the Term Loan in March 2012, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the outstanding balance under the Term Loan at approximately 2.81% for a five-year term, subject to change depending on the Parent Company’s credit ratings.

Term Loan - GBP

On August 2, 2012, the Operating Partnership amended the Term Loan agreement to convert approximately $156.4 million of outstanding borrowings of the Term Loan into GBP equal to £100.0 million. Borrowings for the GBP-denominated debt under the Term Loan bear interest at a floating rate equal to reserve adjusted GBP-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company’s credit ratings.

The Operating Partnership designated the GBP-denominated debt under the Term Loan as a net investment hedge. The Operating Partnership intended to hedge the foreign currency exchange risk attributable to changes in the GBP/U.S. dollar exchange rate on a portion of its net investment in its GBP functional currency subsidiary during the period of investment during which the hedging instrument is outstanding. Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded as foreign currency translation gain or loss in other comprehensive income.

Concurrent with the conversion to GBP denominated debt, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with £100.0 million of the outstanding balance under the Term Loan at approximately 2.39% for a five-year term of the Term Loan, subject to change depending on the Parent Company’s credit ratings.

The Term Loan includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The Term Loan specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Term Loan and declare all amounts outstanding to be immediately due and payable. Management believes that it was in compliance with the covenants as of December 31, 2012.

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

The unsecured credit agreement includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of December 31, 2012. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable.

As of December 31, 2012, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2013	$8,364
2014	339,088
2015	124,482
2016	543,784
2017	432,794
Thereafter (1)	722,471
$2,170,983
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Grants of restricted stock of the Parent Company and LTIP units of the Operating Partnership in share-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per share under the two-class method. The two-class method is an earnings allocation method for calculating earnings per share when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. Basic earnings per share under the two-class method is calculated based on dividends declared on common shares and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends accruing during the period. The undistributed earnings are allocated to all outstanding common shares and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per share represents the summation of the distributed and undistributed earnings per share class divided by the total number of shares.

Through December 31, 2012 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the years ended December 31, 2012, 2011 and 2010 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2012 is the end of the Performance Units’ Performance Period. For the years ended December 31, 2012, 2011 and 2010 the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. No shares were issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Operating Partnership’s Exchangeable Senior Notes due 2026 (the “Notes due 2026”) as the common stock price at December 31, 2010 did not exceed the exchange price then in effect. In addition, 10,259,496, 10,017,858 and 9,914,076 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the years ended December 31, 2012, 2011 and 2010, respectively. No other shares were considered anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Year Ended
	December 31,
	2012	2011	2010
Basic earnings per share:
Income from continuing operations	$16,133	$42,240	$37,611
Income from continuing operations attributable to noncontrolling interests	(20)	(515)	(455)
Preferred stock dividends	(14,603)	(16,198)	(16,963)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,300)	(1,172)	(838)
Income from continuing operations available to common stockholders - basic	210	24,355	19,355

(Loss) / income from discontinued operations	(4,370)	474	1,703
Loss / (income) from discontinued operations attributable to noncontrolling interests	82	(10)	(43)
(Loss) / income from discontinued operations available to common stockholders - basic	(4,288)	464	1,660

Net (loss) / income available to common stockholders - basic	$(4,078)	$24,819	$21,015
Diluted earnings per share:
Income from continuing operations available to common stockholders - basic	210	24,355	19,355
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	29	559	503
Income from continuing operations available to common stockholders - diluted	239	24,914	19,858

(Loss) / income from discontinued operations available to common stockholders - basic	(4,288)	464	1,660
(Loss) / income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	(82)	10	43
(Loss) / income from discontinued operations available to common stockholders - diluted	(4,370)	474	1,703

Net (loss) / income available to common stockholders - diluted	$(4,131)	$25,388	$21,561
Weighted-average common shares outstanding:
Basic	152,752,086	132,625,915	112,698,704
Incremental shares from assumed conversion:
Operating partnership and LTIP units	2,948,301	2,983,928	3,019,495
Diluted	155,700,387	135,609,843	115,718,199
Basic and diluted earnings per share:
Income from continuing operations per share available to common stockholders - basic and diluted	$—	$0.19	$0.17
(Loss) / income from discontinued operations per share available to common stockholders - basic and diluted	$(0.03)	$—	$0.02
Net (loss) / income per share available to common stockholders - basic and diluted	$(0.03)	$0.19	$0.19

7. Earnings Per Unit of the Operating Partnership

Restricted units granted in equity-based payment transactions are considered participating securities prior to vesting and, therefore, are considered in computing basic earnings per unit under the two-class method. The two-class method is an earnings allocation method for calculating earnings per unit when a company’s capital structure includes either two or more classes of common equity or common equity and participating securities. Basic earnings per unit under the two-class method is calculated based on distributions declared on the OP units and other participating securities (“distributed earnings”) and the rights of participating securities in any undistributed earnings, which represents net income remaining after deduction of distributions accruing during the period. The undistributed earnings are allocated to all outstanding OP units and participating securities based on the relative percentage of each security to the total number of outstanding participating securities. Basic earnings per unit represents the summation of the distributed and undistributed earnings per unit class divided by the total number of OP units.

Through December 31, 2012 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the years ended December 31, 2012, 2011 and 2010 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the years ended December 31, 2012, 2011 and 2010 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that December 31, 2012 is the end of the Performance Units’ Performance Period. No shares of common stock of the Parent Company were contingently issuable upon settlement of the excess exchange value pursuant to the exchange settlement feature of the Notes due 2026 as the common stock price at December 31, 2010 did not exceed the exchange price then in effect. In addition, 10,259,496, 10,017,858 and 9,914,076 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the years ended December 31, 2012, 2011 and 2010, respectively. No other units were considered anti-dilutive for the years ended December 31, 2012, 2011 and 2010.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Year Ended December 31,
	2012	2011	2010
Basic and diluted earnings per unit:
Income from continuing operations	$16,133	$42,240	$37,611
Loss from continuing operations attributable to noncontrolling interests	8	44	48
Preferred unit distributions	(14,603)	(16,198)	(16,963)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,326)	(1,220)	(933)
Income from continuing operations available to unitholders - basic and diluted	212	24,866	19,763

(Loss) / income from discontinued operations - basic and diluted	(4,370)	474	1,703

Net (loss) / income available to unitholders - basic and diluted	$(4,158)	$25,340	$21,466
Weighted-average units outstanding:
Basic and diluted	155,670,931	135,549,934	115,572,569
Basic and diluted earnings per unit:
Income from continuing operations per unit available to unitholders - basic and diluted	$—	$0.19	$0.17
(Loss) / income from discontinued operations per share available to unitholders - basic and diluted	$(0.03)	$—	$0.02
Net (loss) / income per unit available to unitholders, basic and diluted	$(0.03)	$0.19	$0.19

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2012 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At December 31, 2012, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.22% (including the applicable credit spread) and a maturity date of August 13, 2013, with an option to extend the loan for one year.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.2 million at December 31, 2012. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31, 2012	December 31, 2011
Assets:
Investments in real estate, net	$257,666	$257,297
Cash and cash equivalents (including restricted cash)	1,968	4,384
Other assets	4,370	2,392
Total assets	$264,004	$264,073
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$149,255	$149,256
Other liabilities	5,988	1,408
Members’ equity	108,761	113,409
Total liabilities and members equity	$264,004	$264,073
Company’s net investment in unconsolidated partnerships	$32,367	$33,389

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$8,823	$8,567	$8,390
Total expenses	(19,939)	(19,868)	(10,701)
Loss from continuing operations	(11,116)	(11,301)	(2,311)
Gain on sale of discontinued operations (1)	—	22,927	—
Loss from discontinued operations	—	(6,677)	(11,312)
Net (loss)/income	$(11,116)	$4,949	$(13,623)

Company’s equity in net loss of unconsolidated partnerships	$(1,389)	$(2,489)	$(1,645)

Fees earned by the Company (1)	$90	$1,117	$1,400
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

9. Derivatives and Other Financial Instruments

On March 30, 2012, the Company entered into four interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “USD Strike Rate”) and one-month USD-LIBOR if the USD Strike Rate is less than one-month USD-LIBOR or (2) pays such difference if the USD Strike Rate is greater than one-month USD-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month USD-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan - U.S. Dollar. No initial investment was made to enter into the interest rate swap agreements.

On August 2, 2012, in connection with the conversion of a portion of the outstanding borrowings under the Term Loan into GBP (for further discussion, see Note 5 above), the Company entered into two interest rate swaps with an aggregate notional amount of £100.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “GBP Strike Rate”) and one-month GBP-LIBOR if the GBP Strike Rate is less than one-month GBP-LIBOR or (2) pays such difference if the GBP Strike Rate is greater than one-month GBP-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month GBP-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of £100.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan - GBP. No initial investment was made to enter into the interest rate swap agreements.

As of December 31, 2012, the Company had deferred interest costs of approximately $42.2 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately six years.

The following is a summary of the terms of the interest rate swaps and stock purchase warrants and their respective fair-values, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets (dollars in thousands):

					Fair-Value(1)
	Notional Amount				December 31,
		Strike Rate	Effective Date	Expiration Date	2012	2011
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(4,826)	$—
Interest rate swaps(2)	80,930	0.7310%	August 2, 2012	March 30, 2017	(216)	—
Interest rate swaps(2)	80,930	0.7425%	August 2, 2012	March 30, 2017	(243)	—
Total interest rate swaps	361,860				(5,285)	—
Other(3)	—				—	9
Total derivative instruments	$361,860				$(5,285)	$9
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)	Translation to U.S. dollars is based on an exchange rate of $1.62 to £1.00 at December 31, 2012.

(3)
Includes stock purchase warrants recorded as derivative instruments in other assets on the accompanying consolidated balance sheets. Changes in the fair-values of stock purchase warrants are included in earnings in the period in which they occur.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings.

The Company’s use of proceeds from its March 2011 unsecured debt offering to repay a portion of the outstanding indebtedness on its unsecured line of credit caused the amount of variable-rate indebtedness to fall below the combined notional value of the outstanding interest rate swaps on March 30, 2011, causing the Company to be overhedged. As a result, the Company re-performed tests to assess the effectiveness of its interest rate swaps. Although the interest rate swaps with an aggregate notional amount of $150.0 million passed the assessment tests and the $115.0 million swap continued to qualify for hedge accounting, the $35.0 million swap no longer qualified for hedge accounting due to the lack of variable rate debt expected to be outstanding during the remaining term of the swap. As a result, the Company accelerated the reclassification of amounts deferred in accumulated other comprehensive loss to earnings related to the hedged forecasted transactions that became probable of not occurring during the period in which the Company was overhedged. This resulted in a cumulative charge to earnings for the year ended December 31, 2011 of approximately $1.0 million. From the date that hedge accounting was discontinued on the $35.0 million swap, changes in the fair-value associated with this interest rate swap were recorded directly to earnings, resulting in the recognition of a gain of approximately $12,000 for the year ended December 31, 2011, which is included as a component of other expense. These swaps expired in August 2011.

During the year ended December 31, 2012, the Company recorded a total loss on derivative instruments of $9,000, primarily related to changes in the fair-value of other derivative instruments. During the year ended December 31, 2011, the Company recorded total loss on derivative instruments of $544,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the $150.0 million interest rate swaps, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. For the year ended December 31, 2010, the Company recognized a loss of approximately $453,000 as a result of hedge ineffectiveness and changes in the fair-value of derivative instruments attributable to mismatches in the maturity date and the interest rate reset dates between the interest rate swap and corresponding debt, and changes in the fair-value of derivatives no longer considered highly effective. Gains and losses on derivative instruments are included in other expense within the income statement.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized (loss)/gain on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $8.5 million, $10.4 million and $17.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, and (2) a loss on derivative instruments of $9,000, $544,000 and $453,000 for the years ended December 31, 2012, 2011 and 2010, respectively. During the next twelve months, the Company estimates that an additional $9.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, for the years ended December 31, 2012, 2011 and 2010, approximately $118,000, $236,000 and $723,000, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Year Ended December 31,
	2012	2011	2010
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(6,863)	$(104)	$(2,084)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(1,578)	$(3,385)	$(10,343)
Forward starting swaps (2)	(6,933)	(7,027)	(7,114)
Total interest rate swaps	$(8,511)	$(10,412)	$(17,457)

Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$(544)	$(360)
Total interest rate swaps	—	(544)	(360)
Other derivative instruments	(9)	—	(93)
Total loss on derivative instruments	$(9)	$(544)	$(453)
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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2012 and 2011 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At December 31, 2012 and 2011, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	December 31, 2012		December 31, 2011
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$605,948	$571,652	$670,931	$587,844
Exchangeable Senior Notes	209,484	180,000	206,775	180,000
Notes due 2016, net	421,400	398,289	396,880	397,810
Notes due 2020, net	292,725	247,984	266,775	247,771
Notes due 2022, net	261,750	247,904	—	—
Term Loan - U.S. dollars (2)	243,596	243,596	—	—
Term Loan - GBP (2)	161,860	161,860	—	—
Unsecured line of credit	118,000	118,000	268,000	268,000
Derivative instruments (3)	(5,285)	(5,285)	9	9
Available-for-sale securities	390	390	988	988
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at December 31, 2012.

(3)	The Company’s derivative instruments are reflected in other assets and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the year ended December 31, 2012. The table below reflects the purchase price allocation for these acquisitions (in thousands):

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	In-Place Lease	Management Agreement	Below Market Lease	Debt Premium	Acquisition Date Fair- Value
210 Broadway	February 9, 2012	$23,190	$—	$252	$10	$—	$—	$23,452
50 Hampshire Street	February 9, 2012	77,742	—	9,874	2,079	—	—	89,695
60 Hampshire Street	February 9, 2012	4,361	—	1,651	—	(159)	—	5,853
6122-6126 Nancy Ridge Drive	April 25, 2012	14,766	1,082	3,975	177	—	—	20,000
550 Broadway Street	April 27, 2012	28,000	—	—	—	—	—	28,000
Summers Ridge	June 8, 2012	47,184	—	—	—	—	—	47,184
Granta Park (1)	June 12, 2012	175,458	603	23,068	—	(3,085)	—	196,044
9900 Belward Campus Drive	July 18, 2012	10,312	5	1,321	—	(8)	(810)	10,820
9901 Belward Campus Drive	July 18, 2012	14,547	41	1,754	—	—	(992)	15,350
Total		$395,560	$1,731	$41,895	$2,266	$(3,252)	$(1,802)	$436,398
Weighted average intangible amortization life (in months)			144	100	101	92	60
____________

(1)	Located in the United Kingdom, this property was acquired for £126.8 million. U.S. dollar amounts are based on the exchange rate of $1.55 to £1.00 in effect on the date of acquisition.

Revenues of approximately $26.4 million and net loss of approximately $5.7 million associated with properties acquired in 2012 are included in the consolidated statements of operations for the year ended December 31, 2012 for both the Parent Company and the Operating Partnership.

Pro Forma Results of the Parent Company (unaudited)

The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011
Total revenues	$529,925	$474,921
Net income available to common stockholders	13,774	27,254
Net income per share available to common stockholders - basic and diluted	$0.09	$0.20

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

Pro Forma Results of the Operating Partnership (unaudited)

The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2012 as if they had taken place on January 1, 2011, are as follows (in thousands, except per unit amounts):

	Year Ended December 31,
	2012	2011
Total revenues	$529,925	$474,921
Net income available to unitholders	13,720	27,823
Net income per unit available to unitholders - basic and diluted	$0.09	$0.20

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2011, nor does it intend to be a projection of future results.

12. Discontinued Operations

In April 2012, the Company completed the exchange of an operating property on Forbes Boulevard in South San Francisco for an office property located in Redwood City, California. As a result, during the year ended December 31, 2012, the Company reclassified the Forbes Boulevard property as a discontinued operation. The table below reflects the details of the property and the exchange (in thousands):

Property	Date of Sale	Original Acquisition Date	Sales Price (1)	Impairment loss
Forbes Boulevard	April 27, 2012	September 5, 2007	$28,000	$(4,552)
_________

(1)	The sales price was equal to the fair-value of the office property received as consideration in the exchange with the independent third party.

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income / (loss) from discontinued operations (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Total revenues	$454	$1,499	$2,808
Total expenses	272	1,025	1,105
Income from discontinued operations before impairment loss	182	474	1,703
Impairment loss	(4,552)	—	—
(Loss) / income from discontinued operations	$(4,370)	$474	$1,703

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

13. Incentive Award Plan

The Company has adopted the 2009 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 5,340,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2012, 1,859,914 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally four to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

During the year ended December 31, 2012, the Parent Company awarded 408,888 Performance Units to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Performance Units vest ratably over one, two and three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the “Market Conditions”). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the end of the respective Performance Period and was then discounted to the grant date at a risk-free interest rate. The expected value of the Performance Units on the grant date was determined by simulating the total shareholder return for the Company and the peer group considering the stock price variance for each of the peer group companies, compared to each other and the Company's stock estimating the rank of the Company's stock. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 12, 24, and 36 months, a risk-free interest rate of 0.33%, and a dividend yield of 4.37%. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company’s common stock will not be issued until vesting of the Performance Units occurs.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

	Unvested Restricted Shares/LTIP Units	Weighted Average Grant- Date Fair-Value
Balance at December 31, 2009	1,295,758	$14.77
Granted	658,859	16.55
Vested	(332,183)	16.90
Forfeited	(34,374)	11.19
Balance at December 31, 2010	1,588,060	15.15
Granted	630,337	18.38
Vested	(467,120)	16.03
Forfeited	(30,215)	16.17
Balance at December 31, 2011	1,721,062	16.09
Granted	395,350	18.46
Vested	(520,258)	15.17
Forfeited	(35,642)	15.97
Balance at December 31, 2012	1,560,512	$17.00

Selected data of the Company’s incentive award plan is presented below (in thousands, except share and period amounts):

	Years Ended December 31,
	2012	2011	2010
Aggregate value of restricted stock/LTIP Units granted	$7,300	$11,612	$10,901
Aggregate value of Performance Units granted	$3,329	$—	$—
Fair-value of stock/LTIP Units vested	$9,502	$8,547	$5,278
Stock-based compensation expense recognized in general and administrative expenses and rental operations expense - restricted stock/LTIP Units	$9,556	$7,582	$6,988
Stock-based compensation expense recognized in general and administrative expenses - Performance Units	$1,974	$—	$—
Shares surrendered to the Company and retired in lieu of cash payments for taxes due on the vesting of restricted stock	178,915	129,342	79,555
Data at period end:
Total compensation to be expensed related to unvested awards in future periods - restricted stock/LTIP Units	$15,845
Weighted-average expense period (in years) - restricted stock/LTIP Units	2.5
Total compensation to be expensed related to unvested awards in future periods - Performance Units	$1,355
Weighted-average expense period (in years) - Performance Units	1.6

14. Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc., a wholly owned subsidiary of GlaxoSmithKline plc, and Vertex Pharmaceuticals Incorporated, comprised 12.2% and 8.5%, or $48.0 million and $33.4 million, respectively, of rental revenues for the year ended December 31, 2012; 14.5% and 10.0%, or $48.0 million and $33.2 million, respectively, of rental revenues for the year ended December 31, 2011; and 16.3% and 11.8%, or $48.0 million and $34.9 million, respectively, of rental revenues for the year ended December 31, 2010. These tenants are located in the Company’s Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2012, the Company had approximately $325.2 million outstanding in commitments related to the funding of the construction loan, tenant improvements, leasing commissions, and construction-related capital expenditures, with approximately $292.1 million expected to be paid in 2013, approximately $32.7 million expected to be paid in 2014 and 2015, and approximately $435,000 expected to be paid in 2016 and 2017.

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

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2012, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

15. Quarterly Financial Information of the Parent Company (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands, except per share data) was as follows.

	2012 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$138,771	$134,537	$124,848	$120,012
Income / (loss) from continuing operations	8,260	6,455	(5,283)	6,702
Income / (loss) from discontinued operations	—	—	49	(4,420)
Net income / (loss)	8,260	6,455	(5,234)	2,282
Net (income) / loss attributable to noncontrolling interests	(93)	(46)	172	30
Preferred dividends	(3,651)	(3,651)	(3,651)	(3,651)
Net income / (loss) available to common stockholders	$4,516	$2,758	$(8,713)	$(1,339)
Income / (loss) from continuing operations per share available to common stockholders - basic and diluted	$0.03	$0.02	$(0.06)	$0.02
Net income / (loss) per share available to common stockholders - basic and diluted	$0.03	$0.02	$(0.06)	$(0.01)

	2011 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$111,958	$114,639	$106,409	$105,193
Income from continuing operations	15,790	8,861	7,852	9,737
Income from discontinued operations	163	76	95	141
Net income	15,953	8,937	7,947	9,878
Net income attributable to noncontrolling interests	(244)	(106)	(68)	(107)
Preferred dividends	(3,651)	(3,901)	(4,241)	(4,241)
Net income available to common stockholders	$12,058	$4,765	$3,638	$5,530
Income from continuing operations per share available to common stockholders - basic and diluted	$0.08	$0.03	$0.03	$0.04
Net income per share available to common stockholders - basic and diluted	$0.08	$0.03	$0.03	$0.04

____________

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

16. Quarterly Financial Information of the Operating Partnership (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2012 and 2011 (in thousands, except per share data) was as follows.

	2012 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$138,771	$134,537	$124,848	$120,012
Income / (loss) from continuing operations	8,260	6,455	(5,283)	6,702
Income / (loss) from discontinued operations	—	—	49	(4,420)
Net income / (loss)	8,260	6,455	(5,234)	2,282
Net (income) / loss attributable to noncontrolling interests	(7)	7	6	4
Preferred distributions	(3,651)	(3,651)	(3,651)	(3,651)
Net income / (loss) available to unitholders	$4,602	$2,811	$(8,879)	$(1,365)
Income / (loss) from continuing operations per unit available to unitholders - basic and diluted	$0.03	$0.02	$(0.06)	$0.02
Net income / (loss) per unit available to unitholders - basic and diluted	$0.03	$0.02	$(0.06)	$(0.01)

	2011 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$111,958	$114,639	$106,409	$105,193
Income from continuing operations	15,790	8,861	7,852	9,737
Income from discontinued operations	163	76	95	141
Net income	15,953	8,937	7,947	9,878
Net loss attributable to noncontrolling interests	8	5	14	18
Preferred distributions	(3,651)	(3,901)	(4,241)	(4,241)
Net income available to unitholders	$12,310	$4,876	$3,720	$5,655
Income from continuing operations per unit available to unitholders - basic and diluted	$0.08	$0.03	$0.03	$0.04
Net income per unit available to unitholders - basic and diluted	$0.08	$0.03	$0.03	$0.04
____________

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2012
(In thousands)

			Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross amount carried at December 31, 2012
Property	Year Built/ Renovated	Encumbrances	Land	Ground Lease	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	—	$1,942	—	$31,293	$257	$1,942	$31,550	$33,492	$(5,994)	$27,498
Ardentech Court	1997/2008	—	2,742	—	5,379	9,406	2,742	14,785	17,527	(4,623)	12,904
Ardenwood Venture	1985	—	3,550	—	10,603	4,841	3,550	15,444	18,994	(3,666)	15,328
Ardsley Park (4)	1956/2000	—	6,581	—	9,479	26,609	6,581	36,088	42,669	(1,301)	41,368
Balboa Avenue	1968/2000	—	1,316	—	9,493	603	1,316	10,096	11,412	(2,225)	9,187
Bayshore Boulevard	2000	—	3,667	—	22,593	7,486	3,667	30,079	33,746	(9,744)	24,002
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(3,536)	15,534
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	43	2,580	13,757	16,337	(2,734)	13,603
9900 Belward Campus	2001	10,767	2,038	—	8,274	—	2,038	8,274	10,312	(149)	10,163
9901 Belward Campus	2001	13,260	2,362	—	12,185	—	2,362	12,185	14,547	(194)	14,353
9911 Belward Campus Drive	2005	—	4,160	—	196,814	—	4,160	196,814	200,974	(33,770)	167,204
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(1,996)	13,145
320 Bent Street	2003	—	—	—	70,953	19,172	—	90,125	90,125	(4,435)	85,690
301 Binney Street	2007	—	—	—	217,073	4,146	—	221,219	221,219	(12,722)	208,497
301 Binney Street Garage	2007	—	—	—	15,805	3	—	15,808	15,808	(436)	15,372
Center for Life Science Boston	2008	338,447	60,000	—	407,747	256,229	60,000	663,976	723,976	(91,828)	632,148
Bridgeview Technology Park I	1977/2002	—	2,494	—	14,716	19,356	2,494	34,072	36,566	(9,449)	27,117
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	27	1,522	13,093	14,615	(2,547)	12,068
Broadway	2000	—	6,917	—	16,272	1,509	6,917	17,781	24,698	(481)	24,217
550 Broadway	1967/2006	—	3,700	—	24,300	—	3,700	24,300	28,000	(753)	27,247
Charles Street	1911/1986	—	5,000	—	7,033	47	5,000	7,080	12,080	(1,280)	10,800
Coolidge Avenue	1962/1999	—	2,760	—	7,102	3,775	2,760	10,877	13,637	(1,468)	12,169
Dumbarton Circle	1990	—	2,723	—	5,097	495	2,723	5,592	8,315	(3,098)	5,217
Eccles Avenue (5)	1965/1995	—	21,257	—	608	7,898	21,257	8,506	29,763	(608)	29,155
Eisenhower Road	1973/2000	—	416	—	2,614	1,081	416	3,695	4,111	(1,220)	2,891
Elliott Avenue	1925/2004	—	10,124	—	38,911	60,438	10,124	99,349	109,473	(9,128)	100,345
21 Erie Street	1925/2004	—	3,366	—	18,372	94	3,366	18,466	21,832	(3,523)	18,309
40 Erie Street	1996	—	7,593	—	33,765	3,865	7,593	37,630	45,223	(6,679)	38,544
4570 Executive Drive	1999	—	7,685	—	48,693	160	7,685	48,853	56,538	(5,777)	50,761
4775 / 4785 Executive Drive	2009	—	10,180	—	17,100	2,908	10,180	20,008	30,188	(570)	29,618
500 Fairview Avenue	1959/1991	—	—	—	3,285	611	—	3,896	3,896	(3,298)	598
530 Fairview Avenue	2008	—	2,703	—	694	46,073	2,703	46,767	49,470	(8,131)	41,339
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(1,322)	7,249
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	16,146	3,500	34,468	37,968	(4,348)	33,620
Gateway Business Park	1991-1998	—	116,851	—	10,981	808	116,851	11,789	128,640	(6,460)	122,180
Gazelle Court	2011	—	10,100	—	1,769	55,893	10,100	57,662	67,762	(3,800)	63,962
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	1,725	1,575	12,754	14,329	(2,219)	12,110
Granta Park	1999/2010	—	33,892	—	149,718	—	33,892	149,718	183,610	(2,364)	181,246
Graphics Drive	1992/2007	—	800	—	6,577	6,915	800	13,492	14,292	(5,177)	9,115

50 Hampshire	1999	—	19,537	—	58,205	—	19,537	58,205	77,742	(1,621)	76,121
60 Hampshire	1900/2009	—	4,164	—	197	16	4,164	213	4,377	(53)	4,324
Industrial Road	2001/2005	—	12,000	—	41,718	16,150	12,000	57,868	69,868	(21,211)	48,657
3525 John Hopkins Court	1991	—	3,993	—	18,183	285	3,993	18,468	22,461	(1,216)	21,245
3545-3575 John Hopkins Court	1991/2008	—	3,560	—	19,495	18,351	3,560	37,846	41,406	(5,314)	36,092
Kaiser Drive	1990	—	3,430	—	6,093	10,391	3,430	16,484	19,914	(3,235)	16,679
450 Kendall Street (Kendall G) (5)	—	—	—	—	8,259	1,908	—	10,167	10,167	—	10,167
500 Kendall Street (Kendall D)	2002	60,164	3,572	—	166,308	623	3,572	166,931	170,503	(31,835)	138,668
Kendall Crossing Apartments	2003	—	—	—	6,665	583	—	7,248	7,248	(250)	6,998
King of Prussia Road	1954/2004	—	12,813	—	66,152	1,373	12,813	67,525	80,338	(17,128)	63,210
Landmark at Eastview (6)	1958/2008	—	—	14,210	55,688	221,417	16,944	260,161	277,105	(43,780)	233,325
Medical Center Drive	1995	—	9,620	—	43,561	13,232	9,620	56,793	66,413	(3,310)	63,103
Monte Villa Parkway	1996/2002	—	1,020	—	10,711	382	1,020	11,093	12,113	(2,587)	9,526
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(5,837)	49,252
6122 Nancy Ridge	1987/2003		2,344	—	9,611	1,763	2,344	11,374	13,718	(2,517)	11,201
6828 Nancy Ridge Drive	1983/2010	—	4,174	—	10,592	—	4,174	10,592	14,766	(263)	14,503
Science Center at Oyster Point	2008-2009	—	19,464	—	89,762	—	19,464	89,762	109,226	(6,624)	102,602
One Research Way	1980/2008	—	1,813	—	6,454	6,171	1,813	12,625	14,438	(1,491)	12,947
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	2,870	5,400	14,363	19,763	(2,950)	16,813
Pacific Research Center	2000/2008	—	74,147	—	142,437	146,840	74,147	289,277	363,424	(41,246)	322,178
3500 Paramount Parkway	1999	—	1,080	—	14,535	26	1,080	14,561	15,641	(1,291)	14,350
Patriot Drive	1984/2001	—	848	—	6,906	356	848	7,262	8,110	(699)	7,411
Phoenixville Pike	1989/2008	—	1,204	—	10,880	13,415	1,204	24,295	25,499	(6,047)	19,452
Research Boulevard (4)	1970/2004	—	7,492	—	8,834	2,444	7,492	11,278	18,770	(267)	18,503
Road to the Cure	1977/2007	—	4,430	—	12,986	12,183	4,430	25,169	29,599	(5,236)	24,363
San Diego Science Center	19732002	—	3,871	—	21,875	2,550	3,871	24,425	28,296	(5,350)	22,946
10240 Science Center Drive	2002	—	4,079	—	12,124	22	4,079	12,146	16,225	(998)	15,227
Science Center Drive	1995	—	2,630	—	16,029	26	2,630	16,055	18,685	(3,360)	15,325
Shady Grove Road	2003	144,889	28,895	—	197,548	3,339	28,895	200,887	229,782	(34,418)	195,364
Sidney Street	2000		7,579	—	50,459	134	7,579	50,593	58,172	(9,599)	48,573
Sorrento Plaza	1978/2003	—	2,364	—	5,946	418	2,364	6,364	8,728	(715)	8,013
11388 Sorrento Valley Road	2000	—	2,366	—	8,514	309	2,366	8,823	11,189	(842)	10,347
Sorrento Valley Boulevard	1982	—	4,140	—	15,036	47	4,140	15,083	19,223	(2,514)	16,709
Sorrento West	1974-1984	—	13,455	—	10,087	17,716	13,455	27,803	41,258	(2,413)	38,845
Spring Mill Drive	1988	—	1,074	—	7,948	907	1,074	8,855	9,929	(1,897)	8,032
Summers Ridge	—	—	47,185	—	—	—	47,185	—	47,185	—	47,185
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(3,034)	15,645
Torreyana Road	1980/1997	—	7,660	—	24,468	284	7,660	24,752	32,412	(3,611)	28,801
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,206	5,738	23,197	28,935	(3,910)	25,025
9885 Towne Centre Drive	2001/2008	—	4,982	—	28,513	—	4,982	28,513	33,495	(5,970)	27,525
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(2,130)	10,527
900 Uniqema Boulevard	2000		404	—	3,692	72	404	3,764	4,168	(687)	3,481
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	119	1,350	13,348	14,698	(2,398)	12,300
Vassar Street	1950/1998	—	2,040	—	13,841	12,942	2,040	26,783	28,823	(5,147)	23,676
Waples Street	1983/2005	—	2,470	—	2,907	11,440	2,470	14,347	16,817	(7,197)	9,620
Wateridge Circle	2001	—	6,536	—	34,470	11	6,536	34,481	41,017	(1,878)	39,139
Walnut Street	1972/2004	—	5,200	—	36,067	—	5,200	36,067	41,267	(6,958)	34,309

Weston Parkway	1990	—	536	—	5,022	—	536	5,022	5,558	(345)	5,213
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	1,987	4,922	123,169	128,091	(23,144)	104,947
West Watkins Mill	1999	—	2,320	—	10,393	198	2,320	10,591	12,911	(1,245)	11,666
50 West Watkins Mill	1988/2005	—	1,451	—	11,611	—	1,451	11,611	13,062	(1,090)	11,972
217th Place	1987/2007	—	7,125	—	3,529	14,626	7,125	18,155	25,280	(3,539)	21,741
Total		$567,527	$734,793	$14,210	$3,055,244	$1,133,129	$751,737	$4,171,429	$4,923,166	$(603,450)	$4,319,716
____________

(1)	Includes mortgage notes secured by various properties but excludes unamortized debt premium of $4.1 million.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $5.3 billion as of December 31, 2012 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than one year to 40 years.

(4)	The property or a portion of the property was under development or pre-development as of December 31, 2012.

(5)	This property represents the potential for ground up development

(6)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Investment in real estate:
Balance at beginning of year	$4,402,720	$3,878,092	$3,216,541
Property acquisitions	395,560	409,425	525,886
Property sales	(33,048)	—	—
Improvements	157,934	115,203	135,665
Balance at end of year	$4,923,166	$4,402,720	$3,878,092
Accumulated Depreciation:
Balance at beginning of year	$(452,474)	$(341,978)	$(244,774)
Depreciation expense	(152,506)	(110,496)	(97,204)
Property sales	1,530	—	—
Balance at end of year	$(603,450)	$(452,474)	$(341,978)

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, BioMed Realty Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2012, the end of the company’s most recent fiscal year. BioMed Realty Trust, Inc.’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over BioMed Realty Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the operating partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, the operating partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the operating partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the operating partnership’s internal control over financial reporting was effective as of December 31, 2012, the end of the operating partnership’s most recent fiscal year.
Changes in Internal Control over Financial Reporting
There has been no change in the operating partnership’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the operating partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements and Schedules:
Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.
(3) Exhibits

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
4.3
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030 and guarantee thereof.(8)

4.4
Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and guarantee thereof.(9)

4.5	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee.(10)
4.6
Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof.(10)

4.7
Supplemental Indenture No. 2, dated June 28, 2012, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.25% Senior Notes due 2022 and guarantee thereof. (11)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(12)
10.2	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(1)
10.3	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(13)
10.4	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009).(14)
10.5	Second Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 27, 2009). (15)
10.6	Form of Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(16)
10.7	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(14)
10.8	Form of Long Term Incentive Plan Unit Award Agreement.(17)
10.9	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan.(18)
10.10	Annual Incentive Bonus Plan.(19)
10.11	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(18)
10.12	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(18)

10.13	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(18)
10.14	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(18)
10.15	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin.(18)
10.16	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(20)
10.17	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(21)
10.18	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(7)
10.19	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(7)
10.20	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(7)
10.21	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(7)
10.22	Unsecured Credit Agreement, dated as of July 14, 2011, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(22)
10.23
First Amendment to Unsecured Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(23)

10.24
Second Amendment to Unsecured Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(24)

10.25	Form of Line Note under Unsecured Credit Agreement.(22)
10.26	Form of Competitive Bid Note under Unsecured Credit Agreement.(22)
10.27	Form of Swing Loan Note under Unsecured Credit Agreement.(22)
10.28	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (23)
10.29
First Amendment to Unsecured Term Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (24)

10.30	Form of Amended and Restated Term Note (Domestic Currency) under Unsecured Term Credit Agreement, as amended. (24)
10.31	Form of Term Note (Qualified Foreign Currency) under Unsecured Term Credit Agreement, as amended. (24)
10.32	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(25)
10.33
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(8)

10.34
Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(9)

10.35	Director Compensation Policy. (15)
10.36	Dividend Reinvestment and Stock Purchase Plan.(26)
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of BioMed Realty Trust, Inc. and BioMed Realty, L.P.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
*    Filed herewith.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2010.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2008.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 17, 2007.

(6)
Incorporated herein by reference to BioMed Realty Trust, Inc. and BioMed Realty, L.P.’s Registration Statement on Form S-4 (File No. 333-168968), filed with the Securities and Exchange Commission on August 20, 2010.

(7)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2005.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2011.

(23)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(24)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(25)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(26)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

/s/ STEPHEN A. WILLEY		/s/ STEPHEN A. WILLEY
Stephen A. Willey		Stephen A. Willey
Vice President, Chief Accounting Officer		Vice President, Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)

Dated:	February 6, 2013	Dated:	February 6, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DANIEL M. BRADBURY	Director	February 6, 2013
Daniel M. Bradbury
/s/ BARBARA R. CAMBON	Director	February 6, 2013
Barbara R. Cambon
/s/ EDWARD A. DENNIS	Director	February 6, 2013
Edward A. Dennis
/s/ RICHARD I. GILCHRIST	Director	February 6, 2013
Richard I. Gilchrist
/s/ GARY A. KREITZER	Executive Vice President	February 6, 2013
Gary A. Kreitzer	and Director
/s/ THEODORE D. ROTH	Director	February 6, 2013
Theodore D. Roth
/s/ M. FAYE WILSON	Director	February 6, 2013
M. Faye Wilson