Form 10-Q
period 2013-03-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2013-05-02
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of May 2, 2013 was 186,311,657.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2013 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of March 31, 2013, BioMed Realty Trust, Inc. owned an approximate 98.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Item 5 Other Information	54

Item 6 Exhibits	55

SIGNATURES	56

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$4,424,867	$4,319,716
Investments in unconsolidated partnerships	32,118	32,367
Cash and cash equivalents	18,552	19,976
Accounts receivable, net	35,888	4,507
Accrued straight-line rents, net	155,591	152,096
Deferred leasing costs, net	167,648	172,363
Other assets	164,968	133,454
Total assets	$4,999,632	$4,834,479
LIABILITIES AND EQUITY
Mortgage notes payable, net	$569,390	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,397	894,177
Unsecured senior term loan	395,486	405,456
Unsecured line of credit	215,000	118,000
Accounts payable, accrued expenses and other liabilities	199,731	180,653
Total liabilities	2,454,004	2,349,938
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, no shares issued and outstanding as of March 31, 2013; and 7,920,000 shares issued and outstanding as of December 31, 2012, $198,000 liquidation preference ($25.00 per share)	—	191,469
Common stock, $.01 par value, 250,000,000 shares authorized, 169,054,707 shares issued and outstanding at March 31, 2013; and 200,000,000 shares authorized, 154,327,818 shares issued and outstanding at December 31, 2012	1,691	1,543
Additional paid-in capital	3,065,589	2,781,849
Accumulated other comprehensive loss, net	(55,480)	(54,725)
Dividends in excess of earnings	(474,619)	(443,280)
Total stockholders’ equity	2,537,181	2,476,856
Noncontrolling interests	8,447	7,685
Total equity	2,545,628	2,484,541
Total liabilities and equity	$4,999,632	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental	$102,956	$91,475
Tenant recoveries	32,637	28,453
Other revenue	24,857	84
Total revenues	160,450	120,012
Expenses:
Rental operations	40,553	36,729
Depreciation and amortization	60,764	44,934
General and administrative	10,028	8,614
Acquisition-related expenses	2,236	633
Total expenses	113,581	90,910
Income from operations	46,869	29,102
Equity in net loss of unconsolidated partnerships	(319)	(355)
Interest expense, net	(25,902)	(22,219)
Other (expense) / income	(3,190)	174
Income from continuing operations	17,458	6,702
Loss from discontinued operations	—	(4,420)
Net income	17,458	2,282
Net (income) / loss attributable to noncontrolling interests	(146)	30
Net income attributable to the Company	17,312	2,312
Preferred stock dividends	(2,393)	(3,651)
Cost on redemption of preferred stock	(6,531)	—
Net income / (loss) available to common stockholders	$8,388	$(1,339)
Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.05	$0.02
Loss from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$(0.03)
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.05	$(0.01)
Weighted-average common shares outstanding:
Basic	159,692,470	152,659,258
Diluted	162,713,677	155,625,204

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$17,458	$2,282
Other comprehensive income:
Foreign currency translation adjustments	(2,182)	—
Unrealized loss from derivative instruments, net	(137)	(225)
Amortization of deferred interest costs	1,718	1,743
Reclassification on sale of equity securities	—	28
Unrealized loss on equity securities	(168)	(265)
Total other comprehensive (loss) / income	(769)	1,281
Comprehensive income	16,689	3,563
Comprehensive (income) / loss attributable to noncontrolling interests	(132)	5
Comprehensive income attributable to the Company	$16,557	$3,568

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541
Net proceeds from sale of common stock	—	14,605,000	147	286,845	—	—	286,992	—	286,992
Net issuances of unvested restricted common stock	—	108,493	1	(4,800)	—	—	(4,799)	—	(4,799)
Conversion of OP units to common stock	—	13,396	—	(58)	—	—	(58)	58	—
Redemption of Series A Preferred Stock	(191,469)	—	—	—	—	(6,531)	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	3,011	—	—	3,011	—	3,011
Reallocation of equity to noncontrolling interests	—	—	—	(1,258)	—	—	(1,258)	1,258	—
Common stock dividends	—	—	—	—	—	(39,727)	(39,727)	—	(39,727)
OP unit distributions	—	—	—	—	—	—	—	(686)	(686)
Net income	—	—	—	—	—	17,312	17,312	146	17,458
Preferred stock dividends	—	—	—	—	—	(2,393)	(2,393)	—	(2,393)
Foreign currency translation adjustment	—	—	—	—	(2,145)	—	(2,145)	(37)	(2,182)
Unrealized loss on equity securities	—	—	—	—	(165)	—	(165)	(3)	(168)
Amortization of deferred interest costs	—	—	—	—	1,689	—	1,689	29	1,718
Unrealized loss on derivative instruments, net	—	—	—	—	(134)	—	(134)	(3)	(137)
Balance at March 31, 2013	$—	169,054,707	$1,691	$3,065,589	$(55,480)	$(474,619)	$2,537,181	$8,447	$2,545,628

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net income	$17,458	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,764	45,026
Allowance for doubtful accounts	501	213
Non-cash revenue adjustments	5,803	3,469
Other non-cash adjustments	6,457	7,696
Compensation expense related to restricted common stock and LTIP units	3,011	2,689
Distributions representing a return on capital from unconsolidated partnerships	59	1,031
Changes in operating assets and liabilities:
Accounts receivable	(31,822)	902
Accrued straight-line rents	(3,555)	(4,427)
Deferred leasing costs	(1,520)	(2,517)
Other assets	314	(146)
Accounts payable, accrued expenses and other liabilities	2,823	8,376
Net cash provided by operating activities	60,293	64,594
Investing activities:
Purchases of investments in real estate and related intangible assets	(123,841)	(113,985)
Capital expenditures	(39,250)	(42,070)
Draws on construction loan receivable	(34,310)	—
Contributions to unconsolidated partnerships, net	(336)	(1,107)
Purchases of debt and equity securities	(5,395)	(1,125)
Proceeds from the sale of equity securities	—	79
Deposits to escrow for acquisitions	—	(1,000)
Net cash used in investing activities	(203,132)	(159,208)
Financing activities:
Proceeds from common stock offering	299,402	—
Payment of offering costs	(12,410)	—
Redemption of Series A preferred stock	(198,000)	—
Payment of deferred loan costs	—	(3,071)
Unsecured line of credit proceeds	284,000	176,000
Unsecured line of credit payments	(187,000)	(418,000)
Principal payments on mortgage notes payable	(2,073)	(28,322)
Proceeds from unsecured senior term loan	—	400,000
Distributions to operating partnership unit and LTIP unit holders	(689)	(596)
Dividends paid to common stockholders	(36,268)	(30,821)
Dividends paid to preferred stockholders	(6,044)	(3,651)
Net cash provided by financing activities	140,918	91,539
Effect of exchange rate changes on cash and cash equivalents	497	—
Net decrease in cash and cash equivalents	(1,424)	(3,075)
Cash and cash equivalents at beginning of period	19,976	16,411

	Three Months Ended
	March 31,
	2013	2012

Cash and cash equivalents at end of period	$18,552	$13,336
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $2,840 and $2,360 during the three months ended March 31, 2013 and 2012, respectively)	$16,654	$13,077
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$—	$3,651
Accrual for common stock dividends declared	39,727	33,145
Accrual for distributions declared for operating partnership unit and LTIP unit holders	686	636
Accrued additions to real estate and related intangible assets	31,928	34,651

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$4,424,867	$4,319,716
Investments in unconsolidated partnerships	32,118	32,367
Cash and cash equivalents	18,552	19,976
Accounts receivable, net	35,888	4,507
Accrued straight-line rents, net	155,591	152,096
Deferred leasing costs, net	167,648	172,363
Other assets	164,968	133,454
Total assets	$4,999,632	$4,834,479
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$569,390	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,397	894,177
Unsecured senior term loan	395,486	405,456
Unsecured line of credit	215,000	118,000
Accounts payable, accrued expenses and other liabilities	199,731	180,653
Total liabilities	2,454,004	2,349,938
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, no units issued and outstanding as of March 31, 2013; and 7,920,000 units issued and outstanding as of December 31, 2012, $198,000 liquidation preference ($25.00 per unit)	—	191,469
Limited partners' capital, 2,919,362 and 2,932,758 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	8,707	7,937
General partner's capital, 169,054,707 and 154,327,818 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,591,027	2,338,464
Accumulated other comprehensive loss	(53,846)	(53,077)
Total partners’ capital	2,545,888	2,484,793
Noncontrolling interests deficit	(260)	(252)
Total capital	2,545,628	2,484,541
Total liabilities and capital	$4,999,632	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Rental	$102,956	$91,475
Tenant recoveries	32,637	28,453
Other revenue	24,857	84
Total revenues	160,450	120,012
Expenses:
Rental operations	40,553	36,729
Depreciation and amortization	60,764	44,934
General and administrative	10,028	8,614
Acquisition-related expenses	2,236	633
Total expenses	113,581	90,910
Income from operations	46,869	29,102
Equity in net loss of unconsolidated partnerships	(319)	(355)
Interest expense, net	(25,902)	(22,219)
Other (expense) / income	(3,190)	174
Income from continuing operations	17,458	6,702
Loss from discontinued operations	—	(4,420)
Net income	17,458	2,282
Net loss attributable to noncontrolling interests	8	4
Net income attributable to the Operating Partnership	17,466	2,286
Preferred unit distributions	(2,393)	(3,651)
Cost on redemption of preferred units	(6,531)	—
Net income / (loss) available to unitholders	$8,542	$(1,365)
Income from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$0.05	$0.02
Loss from discontinued operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$(0.03)
Net income / (loss) per unit available to unitholders:
Basic and diluted earnings per unit	$0.05	$(0.01)
Weighted-average units outstanding:
Basic	162,612,998	155,592,535
Diluted	162,710,786	155,592,535

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$17,458	$2,282
Other comprehensive income:
Foreign currency translation adjustments	(2,182)	—
Unrealized loss from derivative instruments, net	(137)	(225)
Amortization of deferred interest costs	1,718	1,743
Reclassification on sale of equity securities	—	28
Unrealized loss on equity securities	(168)	(265)
Total other comprehensive (loss) / income	(769)	1,281
Comprehensive income	16,689	3,563
Comprehensive loss attributable to noncontrolling interests	8	4
Comprehensive income attributable to the Operating Partnership	$16,697	$3,567

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Equity	Noncontrolling Interests	Total Equity
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541
Proceeds from issuance of OP units	—	—	—	—	14,605,000	286,992	—	286,992	—	286,992
Net issuances of unvested restricted OP units	—	—	—	—	108,493	(4,799)	—	(4,799)	—	(4,799)
Conversion of OP units	—	—	(13,396)	58	13,396	(58)	—	—	—	—
Redemption of Series A Preferred Units	(7,920,000)	(198,000)	—	—	—	—	—	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	—	—	3,011	—	3,011	—	3,011
Reallocation of equity to limited partners	—	—	—	1,244	—	(1,244)	—	—	—	—
Distributions	—	(2,393)	—	(686)	—	(39,727)	—	(42,806)	—	(42,806)
Net income	—	8,924	—	154	—	8,388	—	17,466	(8)	17,458
Foreign currency translation adjustment	—	—	—	—	—	—	(2,182)	(2,182)	—	(2,182)
Unrealized loss on equity securities	—	—	—	—	—	—	(168)	(168)	—	(168)
Amortization of deferred interest costs	—	—	—	—	—	—	1,718	1,718	—	1,718
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(137)	(137)	—	(137)
Balance at March 31, 2013	—	$—	2,919,362	$8,707	169,054,707	$2,591,027	$(53,846)	$2,545,888	$(260)	$2,545,628

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net income	$17,458	$2,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,764	45,026
Allowance for doubtful accounts	501	213
Non-cash revenue adjustments	5,803	3,469
Other non-cash adjustments	6,457	7,696
Compensation expense related to share-based payments	3,011	2,689
Distributions representing a return on capital from unconsolidated partnerships	59	1,031
Changes in operating assets and liabilities:
Accounts receivable	(31,822)	902
Accrued straight-line rents	(3,555)	(4,427)
Deferred leasing costs	(1,520)	(2,517)
Other assets	314	(146)
Accounts payable, accrued expenses and other liabilities	2,823	8,376
Net cash provided by operating activities	60,293	64,594
Investing activities:
Purchases of investments in real estate and related intangible assets	(123,841)	(113,985)
Capital expenditures	(39,250)	(42,070)
Draws on construction loan receivable	(34,310)	—
Contributions to unconsolidated partnerships, net	(336)	(1,107)
Purchases of debt and equity securities	(5,395)	(1,125)
Proceeds from the sale of equity securities	—	79
Deposits to escrow for acquisitions	—	(1,000)
Net cash used in investing activities	(203,132)	(159,208)
Financing activities:
Proceeds from issuance of OP units	286,992	—
Redemption of Series A preferred units	(198,000)	—
Payment of deferred loan costs	—	(3,071)
Unsecured line of credit proceeds	284,000	176,000
Unsecured line of credit payments	(187,000)	(418,000)
Principal payments on mortgage notes payable	(2,073)	(28,322)
Proceeds from unsecured senior term loan	—	400,000
Distributions paid to unitholders	(36,957)	(31,417)
Distributions paid to preferred unitholders	(6,044)	(3,651)
Net cash provided by financing activities	140,918	91,539
Effect of exchange rate changes on cash and cash equivalents	497	—
Net decrease in cash and cash equivalents	(1,424)	(3,075)

	Three Months Ended
	March 31,
	2013	2012

Cash and cash equivalents at beginning of period	19,976	16,411
Cash and cash equivalents at end of period	$18,552	$13,336
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $2,840 and $2,360 during the three months ended March 31, 2013 and 2012, respectively)	$16,654	$13,077
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$40,413	$33,781
Accrual for preferred unit distributions declared	—	3,651
Accrued additions to real estate and related intangible assets	31,928	34,651

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, Maryland, San Francisco, San Diego, New York/New Jersey, Pennsylvania and Seattle.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

In March 2013, the Company entered into a definitive agreement to merge with Wexford Science & Technology, LLC, a private real estate investment and development company that owns approximately 1.6 million square feet of laboratory and office space located in U.S. educational and research centers, such as Baltimore, Chicago, Miami, Philadelphia, St. Louis and Winston-Salem, and which are occupied primarily by universities and university-related institutions either on campus or nearby land that carries the university brand or direct sponsorship. The acquisition also includes three properties that are currently under construction and that are expected to comprise approximately 935,000 square feet of rentable space upon completion, as well as other pipeline projects. The aggregate consideration for the merger is approximately $640 million, excluding transaction costs and subject to adjustment based on working capital levels and construction and development costs incurred prior to closing. Approximately $551 million of the initial consideration is for Wexford Science & Technology's current operating portfolio and approximately $89 million of the initial consideration is for the projects currently under development. The acquisition is subject to the receipt of lender, ground lessor and other third-party consents, waivers of rights of first offer and customary closing conditions, and the Company can offer no assurances that the acquisition will close on the terms described herein, or at all.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships and limited liability companies it controls, and variable interest entities ("VIEs") for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a noncontrolling interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended March 31, 2013, total revenues from properties outside the United States were $4.5 million, which represented 2.8% of the Company’s total revenues during the same period. The Company’s net investment in properties outside the United States was $191.8 million and $188.8 million at March 31, 2013 and December 31, 2012, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Investment in real estate, net	$394,483	$397,542
Total assets	433,025	434,105
Total debt	144,414	144,889
Total liabilities	152,130	150,330

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$711,431	$702,993
Land under development	88,570	48,744
Buildings and improvements	4,151,971	4,028,089
Construction in progress	117,469	143,340
	5,069,441	4,923,166
Accumulated depreciation	(644,574)	(603,450)
	$4,424,867	$4,319,716

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

In April 2012, the Company completed the exchange of a property for another real estate operating property. As a result, the property disposed of was reclassified as a discontinued operation. This property was written down to its estimated fair-value of $28.0 million, less costs to sell, which resulted in an impairment loss of $4.6 million that is included in loss from discontinued

operations for the three months ended March 31, 2012. The parties to the exchange determined and agreed upon the fair-value of the property received in the transaction, which the Company considers to be a level 2 input in the fair-value hierarchy. See Note 11 for discussion of discontinued operations.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of March 31, 2013. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at March 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	March 31, 2013	Amortization	Net
Acquired in-place leases	$310,196	$(200,812)	$109,384
Acquired management agreements	25,827	(17,463)	8,364
Deferred leasing and other direct costs	75,060	(25,160)	49,900
	$411,083	$(243,435)	$167,648

Deferred leasing costs, net at December 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2012	Amortization	Net
Acquired in-place leases	$303,521	$(185,463)	$118,058
Acquired management agreements	24,963	(15,242)	9,721
Deferred leasing and other direct costs	68,175	(23,591)	44,584
	$396,659	$(224,296)	$172,363

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Available-for-sale securities, historical cost	$275	$275
Unrealized (loss) / gain	(53)	115
Available-for-sale securities, fair-value (1)	222	390
Privately-held securities, cost basis	15,796	12,280
Total equity securities	$16,018	$12,670
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of three publicly traded companies. Certain of these investments have fair-values less than the Company's cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the three months ended March 31, 2013. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company’s remaining investments consisted of securities in privately held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. The Company owned equity securities of six privately-held companies and four privately held funds during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company recorded $2.8 million in impairment charges, which are included in other (expense) / income in the consolidated statements of operations. The impairment charges related to the Company's investment in a privately-held company, comprising a $2.0 million cost basis equity investment and $825,000 related to notes receivable that were included in other assets on the consolidated balance sheets. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the three months ended March 31, 2013 on the Company’s remaining cost basis investments.

Construction Loan Receivable

The Company has a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one-year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. As of March 31, 2013, the Company had invested approximately $56.0 million in the construction loan. The Company expects to have fully funded its obligation in early 2014.

Lease Termination

During the three months ended March 31, 2013, the Company recorded approximately $21.6 million of lease termination revenue, net or write offs of lease intangibles, included in other revenue on the consolidated statement of operations, related to the termination of a lease with Elan Corporation (“Elan”) at the Company's Science Center at Oyster Point property for which Elan will pay the Company $46.5 million. The impact of the Elan lease termination will be recognized through the date of termination of the lease in April 2013.

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

3. Equity of the Parent Company

During the three months ended March 31, 2013, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 374,047 and 4,139 shares of common stock, respectively (240,093 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 29,600 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Performance Units vest ratably over one, two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Company. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company’s common stock will not be issued until vesting of the Performance Units occurs. In January 2013, 136,296 Performance Units, which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group in 2012 being below the threshold for any payout. During the three months ended March 31, 2013, the Parent Company awarded 406,288 performance units which vest ratably over two and three year performance periods, which represent the maximum number of Performance Units that may vest. The grant date fair-value of these awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the three months ended March 31, 2013 to be expensed in future periods as of March 31, 2013 was $3.3 million over a weighted-average of approximately 2.3 years. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

In February 2013, the Parent Company issued 14,605,000 shares of common stock and contributed net proceeds of approximately $287.0 million, after deducting the underwriters' discounts and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 14,605,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to fund the acquisition of the Woodside Technology Park property in Redwood City, California, to fund a portion of the redemption of all 7,920,000 outstanding shares of the Parent Company's 7.375% Series A Cumulative Redeemable Preferred Stock ("Series A preferred stock"), to repay a portion of the outstanding indebtedness under its unsecured line of credit and for other general corporate and working capital purposes.

In April 2013, the Parent Company issued 17,250,000 shares of common stock and contributed net proceeds of approximately $354.1 million, after deducting the underwriters' discounts and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 17,250,000 operating partnership units. The net proceeds to the Operating Partnership are expected to be utilized to repay a portion of the outstanding indebtedness under its unsecured line of credit, to fund a portion of the purchase price of the pending merger with Wexford Science & Technology and for other general corporate and working capital purposes.

Common Stock, Operating Partnership Units and LTIP Units

As of March 31, 2013, the Company had outstanding 169,054,707 shares of the Parent Company’s common stock and 2,579,788 and 339,574 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share. The redemption of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $6.5 million for the three months ended March 31, 2013 as a result of the difference between the carrying value and the price paid to redeem the Series A preferred stock.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the three months ended March 31, 2013:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2013	Common stock and OP units	$0.23500	January 1, 2013 to March 31, 2013	April 15, 2013	$40,413

Total 2013 dividends and distributions declared through March 31, 2013 (in thousands):

Common stock and OP units	$40,413
Series A preferred stock/units (1)	$2,393
$42,806

____________

(1)
On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains/(losses) on available for-sale securities	Gain/(loss) on derivative instruments	Total

Balance at December 31, 2012	$3,543	$114	$(58,382)	$(54,725)
Other comprehensive (loss) before reclassifications	(2,182)	(168)	(697)	(3,047)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	2,278	2,278
Net other comprehensive (loss)/income	(2,182)	(168)	1,581	(769)
Net other comprehensive loss/(income) allocable to noncontrolling interests	$37	$3	$(26)	$14
Balance as of March 31, 2013	$1,398	$(51)	$(56,827)	$(55,480)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at March 31, 2013, was approximately $63.9 million based on the average closing price of the Parent Company’s common stock of $21.90 per share for the ten consecutive trading days immediately preceding March 31, 2013.

The following table shows the vested ownership interests in the Operating Partnership were as follows:

	March 31, 2013		December 31, 2012
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	167,812,947	98.3%	152,853,368	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,354,311	1.4%	2,339,314	1.5%
Operating partnership and LTIP units held by third parties	565,051	0.3%	565,051	0.4%
Total	170,732,309	100.0%	155,757,733	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of March 31, 2013, the Operating Partnership had outstanding 171,634,495 operating partnership units and 339,574 LTIP units. The Parent Company owned 98.3% of the partnership interests in the Operating Partnership at March 31, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at March 31, 2013, was approximately $63.9 million based on the average closing price of the Parent Company’s common stock of $21.90 per share for the ten consecutive trading days immediately preceding March 31, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains/(losses) on available for-sale securities	Gain/(loss) on derivative instruments	Total

Balance at December 31, 2012	$3,611	$115	$(56,803)	$(53,077)
Other comprehensive (loss) before reclassifications	(2,182)	(168)	(697)	(3,047)
Amounts reclassified from accumulated other comprehensive income (1)	—	—	2,278	2,278
Net other comprehensive (loss)/income	(2,182)	(168)	1,581	(769)
Balance as of March 31, 2013	$1,429	$(53)	$(55,222)	$(53,846)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			March 31, 2013	December 31, 2012	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,732	$10,767	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,216	13,260	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	337,476	338,447	June 30, 2014
500 Kendall Street (Kendall D)	6.38%	5.45%	59,617	60,164	December 1, 2018
Shady Grove Road	5.97%	5.97%	144,414	144,889	September 1, 2016
			565,455	567,527
Unamortized premiums			3,935	4,125
Mortgage notes payable, net			569,390	571,652
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			900,000	900,000
Unamortized discounts			(5,603)	(5,823)
Unsecured senior notes, net			894,397	894,177
Term Loan - U.S. dollar (1)	1.85%	2.64%	243,596	243,596	March 30, 2017
Term Loan - GBP (1)	2.14%	2.39%	151,890	161,860	March 30, 2017
Term Loan			395,486	405,456
Unsecured line of credit (2)	1.75%	1.75%	215,000	118,000	July 13, 2015
Total consolidated debt			$2,254,273	$2,169,285
____________

(1)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at March 31, 2013 and December 31, 2012, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(2)	At March 31, 2013, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $535.0 million.

Net Investment Hedge

The Operating Partnership designated the GBP denominated debt under the Term Loan as a net investment hedge. The Operating Partnership entered into this net investment hedge to protect a designated amount of the Operating Partnership’s net investment in a GBP functional currency subsidiary against the risk of adverse changes in the GBP/U.S. dollar exchange rate (foreign exchange risk). Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership (a U.S. dollar functional currency entity) as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded in accumulated other comprehensive income. When the net investment is sold or substantially liquidated, the balance of the cumulative translation adjustment accumulated in other comprehensive income will be reclassified into earnings. The Operating Partnership is hedging the risk of changes in the U.S. dollar equivalent value of a portion of its net investment in its GBP subsidiary attributable to changes in the GBP/U.S. dollar exchange rate during the period of investment during which the hedging instrument is outstanding.

As of March 31, 2013, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2013	$6,292
2014	339,088
2015	221,482
2016	543,784
2017	422,824
Thereafter (1)	722,471
$2,255,941
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through March 31, 2013 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three months ended March 31, 2013 and 2012 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2013 and 2012 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three months ended March 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2013 was the end date of the Performance Units' Performance Period. For the three months ended March 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2012 was the end date of the Performance Units' Performance Period. For the three months ended March 31, 2013 and 2012 the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,259,496 and 10,127,232 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2013 and 2012, respectively. No other shares were considered anti-dilutive for the three months ended March 31, 2013 or 2012.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic earnings per share:
Income from continuing operations	$17,458	$6,702
Income from continuing operations attributable to noncontrolling interests	(146)	(58)
Preferred stock dividends	(2,393)	(3,651)
Cost on redemption of preferred stock	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(345)	(319)
Income from continuing operations available to common stockholders - basic	8,043	2,674

Loss from discontinued operations	—	(4,420)
Loss from discontinued operations attributable to noncontrolling interests	—	83
Loss from discontinued operations available to common stockholders - basic	—	(4,337)

Net income / (loss) available to common stockholders - basic	$8,043	$(1,663)
Diluted earnings per share:
Income from continuing operations available to common stockholders - basic	8,043	2,674
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	159	58
Income from continuing operations available to common stockholders - diluted	8,202	2,732

Loss from discontinued operations available to common stockholders - basic	—	(4,337)
Loss from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(83)
Loss from discontinued operations available to common stockholders - diluted	—	(4,420)

Net income / (loss) available to common stockholders - diluted	$8,202	$(1,688)
Weighted-average common shares outstanding:
Basic	159,692,470	152,659,258
Incremental shares from assumed conversion:
Performance units	97,788	—
Operating partnership and LTIP units	2,923,419	2,965,946
Diluted	162,713,677	155,625,204
Basic and diluted earnings per share:
Income from continuing operations per share available to common stockholders - basic and diluted	$0.05	$0.02
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$(0.03)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.05	$(0.01)

7. Earnings Per Unit of the Operating Partnership

Through March 31, 2013 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three months ended March 31, 2013 and 2012 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three months ended March 31, 2013 and 2012 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three months ended March 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that March 31, 2013 was the end date of the Performance Units’ Performance Period. For the three months ended March 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that March 31, 2012 was the end date of the Performance Units' Performance Period. In addition 10,259,496 and 10,127,232 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three months ended March 31, 2013 and 2012, respectively. No other units were considered anti-dilutive for the three months ended March 31, 2013 or 2012.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended
	March 31,
	2013	2012
Basic and diluted earnings per unit:
Income from continuing operations	$17,458	$6,702
Loss from continuing operations attributable to noncontrolling interests	8	—
Preferred unit distributions	(2,393)	(3,651)
Cost on redemption of preferred unit	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(345)	(326)
Income from continuing operations available to unitholders - basic and diluted	8,197	2,725

Loss from discontinued operations - basic and diluted	—	(4,420)

Net income / (loss) available to unitholders - basic and diluted	$8,197	$(1,695)
Weighted-average units outstanding:
Basic	162,612,998	155,592,535
Incremental units from assumed conversion:
Performance units	97,788	—
Diluted	162,710,786	155,592,535
Basic and diluted earnings per unit:
Income from continuing operations per unit available to unitholders - basic and diluted	$0.05	$0.02
Loss from discontinued operations per share available to unitholders - basic and diluted	$—	$(0.03)
Net income / (loss) per unit available to unitholders, basic and diluted	$0.05	$(0.01)

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), and in 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property. General information on the PREI limited liability companies and the McKellar Court partnership (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2013 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At March 31, 2013, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.21% (including the applicable credit spread) and a maturity date of August 13, 2013, which may be extended for one year at the discretion of the PREI I LLC subsidiary.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.1 million at March 31, 2013. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31, 2013	December 31, 2012
Assets:
Investments in real estate, net	$259,234	$257,666
Cash and cash equivalents (including restricted cash)	1,996	1,968
Other assets	4,567	4,370
Total assets	$265,797	$264,004
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$149,255	$149,255
Other liabilities	8,929	5,988
Members’ equity	107,613	108,761
Total liabilities and members equity	$265,797	$264,004
Company’s net investment in unconsolidated partnerships	$32,118	$32,367

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	March 31, 2013	March 31, 2012
Total revenues	$2,830	$2,205
Total expenses	(5,448)	(5,013)
Net loss	(2,618)	(2,808)

Company’s equity in net loss of unconsolidated partnerships	$(319)	$(355)

Fees earned by the Company (1)	$22	$22
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

9. Derivatives and Other Financial Instruments

The Company is exposed to the effect of changes in interest rates on the Operating Partnership’s U.S. dollar-LIBOR-based and GBP-LIBOR-based debt. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements related to the Operating Partnership’s LIBOR-based debt. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates. These interest rate swaps are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan.

As of March 31, 2013, the Company had deferred interest costs of approximately $40.5 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in March and

April 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately six years.

The following is a summary of the terms of the interest rate swaps and stock purchase warrants and their respective fair-values, which are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets (dollars in thousands):

					Fair-Value(1)
	Notional Amount				March 31, 2013	December 31, 2012
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(4,457)	$(4,826)
Interest rate swaps(2)	75,945	0.7310%	August 2, 2012	March 30, 2017	(503)	(216)
Interest rate swaps(2)	75,945	0.7425%	August 2, 2012	March 30, 2017	(475)	(243)
Total interest rate swaps	$351,890				$(5,435)	$(5,285)
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy.

(2)	Translation to U.S. dollars is based on an exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at March 31, 2013 and December 31, 2012, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three months ended March 31, 2013 and 2012.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(697)	$(299)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$560	$10
Forward starting swaps (2)	1,718	1,742
Total interest rate swaps	$2,278	$1,752
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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at March 31, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At March 31, 2013 and December 31, 2012, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	March 31, 2013		December 31, 2012
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$599,096	$569,390	$605,948	$571,652
Exchangeable Senior Notes	225,594	180,000	209,484	180,000
Notes due 2016, net	424,040	398,410	421,400	398,289
Notes due 2020, net	290,225	248,038	292,725	247,984
Notes due 2022, net	261,525	247,949	261,750	247,904
Term Loan - U.S. dollars (2)	243,596	243,596	243,596	243,596
Term Loan - GBP (2)	151,890	151,890	161,860	161,860
Unsecured line of credit	215,000	215,000	118,000	118,000
Derivative instruments (3)	(5,435)	(5,435)	(5,285)	(5,285)
Available-for-sale securities	222	222	390	390
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at March 31, 2013 and December 31, 2012, respectively.

(3)	The Company’s derivative instruments are reflected in other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

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

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise loss from discontinued operations (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total revenues	$—	$351
Total expenses	—	219
Income from discontinued operations before impairment loss	—	132
Impairment loss	—	(4,552)
Loss from discontinued operations	$—	$(4,420)

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
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2012. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, Maryland, San Francisco, San Diego, New York/New Jersey, Pennsylvania and Seattle.
At March 31, 2013, we owned or had interests in a portfolio of properties with an aggregate of approximately 13.2 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at March 31, 2013:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Stabilized	$3,575,932	105	8,278,755	99.4%
Lease up	1,166,124	54	4,413,310	68.0%
Total operating portfolio	4,742,056	159	12,692,065	91.7%

Redevelopment	48,799	4	196,867	42.9%
Pre-development	94,084	—	1,096,000	—
Unconsolidated partnership portfolio	32,118	3	352,863	56.4%
Development potential	184,502	—	3,303,000	—
Total portfolio	$5,101,559	166	17,640,795

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2013, our total operating portfolio was 91.7% leased on a weighted-average basis, to 208 tenants. As of December 31, 2012, our total operating portfolio was 92.1% leased on a weighted-average basis, to 209 tenants.
Our leasing strategy for 2013 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of March 31, 2013, leases representing 2.8% and 6.2% of our leased square feet were scheduled to expire during 2013 and 2014, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2012.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2012.

Results of Operations
Leasing Activity

During the three months ended March 31, 2013, we executed 29 leasing transactions representing 583,735 square feet, including 16 new leases totaling 419,731 square feet and 13 leases amended to extend their terms totaling 164,004 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the three months ended March 31, 2013:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2012	11,549,607
Acquisitions	255,650	$22.15	$25.94
Expirations	(454,620)	38.78	36.98
Terminations	(51,472)	7.52	16.31
Pre-leased delivery	70,865	26.43	12.71
Renewals, amendments, and extensions	164,004	28.59	29.86
New leases - first generation (3)	65,779	17.02	17.24
New leases - second generation (4)	25,279	27.60	29.97
Leased square feet as of March 31, 2013	11,625,092

Pre-leased square feet as of December 31, 2012	71,011
Pre-leased new leases - second generation (4)	328,673	40.72	45.95
Pre-leased delivery	(70,865)	$26.43	$12.71
Pre-leased square feet as of March 31, 2013	328,819
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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the three months ended March 31, 2013:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	13	164,004	$15.21	$0.58	$2.88
New leases - first generation	7	65,779	39.46	7.99	4.99
New leases - second generation	9	353,952	26.03	15.90	3.51
Total / weighted-average	29	583,735	$24.50	$10.70	$3.50
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $29.86 per square foot, representing an increase of 18.1% over the previously expiring rents on a GAAP basis.

Redevelopment/Development Activity
The following summarizes our consolidated properties under redevelopment, pre-development or other construction activities at March 31, 2013 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)

Redevelopment
9708-9714 Medical Center Drive	92,124	17.4%	$29,500	$29,500	In-Service
1701 / 1711 Research Blvd	104,743	100.0%	13,300	28,200	Q1 2014
Total / weighted-average	196,867	61.4%	$42,800	$57,700

Other capital improvements (4)			$65,200

Pre-development
Eccles Avenue	260,000	—	$29,600
4775 / 4785 Executive Drive	275,000	—	30,000
500 Fairview Avenue	108,000	—	1,000
800 / 1000 Gateway Business Park	400,000	—	45,800
450 Kendall Street (Kendall G)	53,000	—	10,300
Total / weighted-average	1,096,000	—	$116,700

Total			$224,700
___________

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through March 31, 2013.

(2)	Excludes costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

(4)
Includes improvements on operating properties, including major tenant improvement projects on properties which are not considered to be in redevelopment or pre-development during the three months ended March 31, 2013.

The following summarizes our capital expenditures during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2013	2012	Change	Change
Development / Pre-development	$3,241	$443	$2,798	631.6%
Redevelopment	1,395	11,006	(9,611)	(87.3)%
Tenant improvements - first generation	13,933	15,083	(1,150)	(7.6)%
Recurring capital expenditures and second generation tenant improvements (1)	9,795	4,629	5,166	111.6%
Other capital	10,886	10,909	(23)	(0.2)%
Total capital expenditures	$39,250	$42,070	$(2,820)	(6.7)%
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

Total capital expenditures decreased $2.8 million to $39.3 million for the three months ended March 31, 2013 from $42.1 million for the three months ended March 31, 2012. The change was primarily the result of completion of construction of certain redevelopment properties in 2012 partially offset by an increase in maintenance capital expenditures and second generation tenant improvements related to increased leasing activity. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the three months ended March 31, 2013, we acquired 255,650 rentable square feet of laboratory and office space, which was 100.0% leased at acquisition on a weighted-average basis, and approximately 280,000 square feet of development potential for $124.0 million, excluding closing costs:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
				(In thousands)
Woodside Technology Park	San Francisco	February 28, 2013	255,650	$87,000	100.0%
The Campus at Lincoln Centre (2)	San Francisco	March 20, 2013	—	37,000	—
Total / weighted-average			255,650	$124,000	100.0%
___________

(1)	Rentable square feet at time of acquisition.

(2)	Includes approximately 280,000 square feet of potential development.
In March 2013, we entered into a definitive merger agreement to acquire Wexford Science & Technology, LLC a private real estate investment and development company that owns approximately 1.6 million square feet of laboratory and office space located in U.S. educational and research centers, such as Baltimore, Chicago, Miami, Philadelphia, St. Louis and Winston-Salem, and which are occupied primarily by universities and university-related institutions either on campus or nearby land that carries the university brand or direct sponsorship. The acquisition also includes three properties that are currently under construction and that are expected to comprise approximately 935,000 square feet of rentable space upon completion, as well as other pipeline projects. The aggregate consideration for the merger is approximately $640 million, excluding transaction costs and subject to adjustment based on working capital levels and construction and development costs incurred prior to closing. The acquisition is subject to the receipt of lender, ground lessor and other third-party consents, waivers of rights of first offer and customary closing conditions, and we can offer no assurances that the acquisition will close on the terms described herein, or at all.
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, redevelopment/development properties, new properties and corporate entities), redevelopment/development properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2013 or 2012), new properties (properties that were not owned for each of the three months ended March 31, 2013 and 2012 and were not under redevelopment/development) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Redevelopment/Development Properties		New Properties		Corporate		Total
	March 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	11,271,095	11,271,095	1,453,367	1,453,367	1,260,470	286,878	N/A	N/A	13,984,932	13,011,340
Percent of total portfolio	80.6%	86.6%	10.4%	11.2%	9.0%	2.2%	N/A	N/A	100.0%	100.0%
Percent leased	88.3%	86.0%	19.4%	27.2%	96.2%	80.2%	N/A	N/A	81.8%	79.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.92	$38.47	$29.68	$34.16	$30.10	$41.20	N/A	N/A	$36.89	$38.37
	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$92,040	$88,442	$1,269	$1,664	$9,644	$1,367	$3	$2	$102,956	$91,475
Tenant recoveries	30,641	27,772	352	436	1,603	162	41	83	32,637	28,453
Other income	24,015	56	—	—	14	—	828	28	24,857	84
Total revenues	146,696	116,270	1,621	2,100	11,261	1,529	872	113	160,450	120,012
Rental operations	35,386	33,446	965	829	2,591	434	1,611	2,020	40,553	36,729
Net operating income/(loss)	111,310	82,824	656	1,271	8,670	1,095	(739)	(1,907)	119,897	83,283
Adjustments to cash basis (2)	(19,512)	(846)	11	1,127	(784)	(104)	(828)	(28)	(21,113)	149
Net operating income/(loss) - cash basis	$91,798	$81,978	$667	$2,398	$7,886	$991	$(1,567)	$(1,935)	$98,784	$83,432
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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$98,784	$83,432	$15,352	18.4%
Adjustments to cash basis	21,113	(149)	21,262	(14,269.8)%
Net operating income	119,897	83,283	36,614	44.0%
Unallocated income / (expense) :
Depreciation and amortization expense	60,764	44,934	15,830	35.2%
General and administrative expense	10,028	8,614	1,414	16.4%
Acquisition-related expenses	2,236	633	1,603	253.2%
Income from operations	46,869	29,102	17,767	61.1%
Equity in net loss of unconsolidated partnerships	(319)	(355)	36	(10.1)%
Interest expense, net	(25,902)	(22,219)	(3,683)	16.6%
Other (expense) / income	(3,190)	174	(3,364)	(1,933.3)%
Income from continuing operations	17,458	6,702	10,756	160.5%
Loss from discontinued operations	—	(4,420)	4,420	(100.0)%
Net income	$17,458	$2,282	$15,176	665.0%

Net Operating Income. Net operating income increased $36.6 million to $119.9 million for the three months ended March 31, 2013 compared to $83.3 million for the three months ended March 31, 2012. This increase was primarily due to lease termination income of $24.0 million for the three months ended March 31, 2013 (see the section entitled "Lease Terminations" below). Excluding the lease termination income, net operating income increased $12.6 million to $95.9 million for the three months ended March 31, 2013 compared to $83.3 million for the three months ended March 31, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 1.0 million square feet in 2012 and properties totaling 255,650 square feet in the three months ended March 31, 2013 contributed an additional $7.6 million in net operating income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, offset by the placement of one property that was under development in 2012 into service, resulted in a decrease of $615,000 in net operating income for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

•
Same property net operating income, excluding the impact of lease terminations, increased $4.5 million to $87.3 million for the three months ended March 31, 2013 compared to $82.8 million for the three months ended March 31, 2012. This increase was primarily due to increased leasing activity in our same property portfolio during 2012 and 2013, which increased the leased percentage from 86.0% at March 31, 2012 to 88.3% at March 31, 2013, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 86.6% for the three months ended March 31, 2013 compared to 83.0% for the three months ended March 31, 2012, which contributed an additional $929,000 in net operating income for the three months ended March 31, 2013.

•
An increase in rental revenue of $3.6 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $37.92 at March 31, 2013 from $38.47 at March 31, 2012 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $15.8 million to $60.8 million for the three months ended March 31, 2013 compared to $44.9 million for the three months ended March 31, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling 255,650 square feet with an acquisition date fair-value of $124.0 million in the three months ended March 31, 2013.
General and Administrative Expenses. General and administrative expenses increased $1.4 million to $10.0 million for the three months ended March 31, 2013 compared to $8.6 million for the three months ended March 31, 2012. The increase was primarily due to higher staffing levels reflecting our continuing growth and compensation associated with our above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $2.2 million for the three months ended March 31, 2013 compared to $633,000 for the three months ended March 31, 2012. The increase was primarily due to an increase in acquisition activities in the three months ended March 31, 2013 as compared to the prior year period, including in connection with our pending merger with Wexford Science & Technology.
Interest Expense, Net. Interest cost incurred for the three months ended March 31, 2013 totaled $28.7 million compared to $24.6 million for the three months ended March 31, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness, partially offset by the repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $3.7 million to $25.9 million for the three months ended March 31, 2013 compared to $22.2 million for the three months ended March 31, 2012, primarily as a result of the increase in interest cost incurred.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Mortgage notes payable	$10,004	$10,275
Amortization of debt premium on mortgage notes payable	(189)	(231)
Amortization of deferred interest costs	1,718	1,742
Derivative instruments	560	10
Unsecured senior term loan	1,940	42
Exchangeable senior notes	1,688	1,688
Unsecured senior notes	10,334	7,678
Amortization of debt discount on notes	219	168
Unsecured line of credit	461	1,508
Unsecured line of credit fees	656	664
Amortization of deferred loan fees	1,351	1,035
Interest cost incurred	28,742	24,579
Capitalized interest	(2,840)	(2,360)
Total interest expense, net	$25,902	$22,219

Other (Expense) / Income. Other (expense) / income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Gain on early extinguishment of debt	$—	$174
Impairment of privately-held securities	(2,825)	—
Loss on foreign currency transactions	(160)	—
Foreign income tax expense	(205)	—
Total other (expense) / income	$(3,190)	$174
During the three months ended March 31, 2012, we repaid in full the outstanding mortgage note totaling approximately $26.2 million pertaining to the Sidney Street property. This resulted in the recognition of a gain on early extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees.
For the three months ended March 31, 2013, we recorded $2.8 million in impairment charges, related to our cost basis investment in and notes receivable from a privately-held company that is in liquidation. Loss on foreign currency transactions reflects decreasing foreign currency rates on our unhedged transactions involving nonfunctional currencies. Foreign income tax expense relates to entity level income taxes on our Granta Park investment.

Lease Terminations. During the three months ended March 31, 2013 and 2012, we recorded lease termination revenue of $24.0 million and $32,000, respectively. Lease termination revenue for the three months ended March 31, 2013 primarily related to the termination of a lease with Elan Corporation, or Elan, at our Science Center at Oyster Point property. The total impact of the Elan lease termination consists of the following.

Elan lease termination impact
Lease termination payment	$46,564
Accrued straight line revenue write off	(4,800)
Above market lease intangible write off	(6,604)
Lease termination revenue	35,160
Deferred lease costs write off	(13,237)
Increase in reported net income	$21,923
The impact of the Elan lease termination will be recognized through the date of termination of the lease in April 2013. Approximately $21.6 million of the lease termination revenue was recorded during the three months ended March 31, 2013, which increased net income reported during that period by $13.6 million. We expect to record the remaining $13.6 million of lease termination revenue in the second quarter of 2013, which is expected to increase net income reported during that period by $8.3 million.
Loss from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations for the three months ended March 31, 2012. Loss from discontinued operations was approximately $4.4 million for the three months ended March 31, 2012 due to an impairment loss that was recorded, as the carrying value of the property exceeded the value of the consideration we received when the property was disposed.

Cash Flows
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$60,293	$64,594	$(4,301)
Net cash used in investing activities	(203,132)	(159,208)	(43,924)
Net cash provided by financing activities	140,918	91,539	49,379
Ending cash and cash equivalents balance	18,552	13,336	5,216

Net cash provided by operating activities decreased $4.3 million to $60.3 million for the three months ended March 31, 2013 compared to $64.6 million for the three months ended March 31, 2012. The decrease was primarily due to the timing of our first cash payment of interest on our Notes due 2022.

Net cash used in investing activities increased $43.9 million to $203.1 million for the three months ended March 31, 2013 compared to $159.2 million for the three months ended March 31, 2012. The increase reflects funding of our construction loan receivable and increased acquisition related activity during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net cash provided by financing activities increased $49.4 million to $140.9 million for the three months ended March 31, 2013 compared to $91.5 million for the three months ended March 31, 2012. The increase primarily reflects increased financing requirements due to funding of our construction loan receivable and increased acquisition -related activity during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The proceeds from our common stock offering in February 2013 were primarily used to redeem our Series A preferred stock and to acquire properties.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three months ended March 31, 2013 and 2012 (in thousands, except per share and share data) were as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income / (loss) available to the common stockholders	$8,388	$(1,339)
Adjustments:
Impairment loss	—	4,552
Noncontrolling interests in operating partnership(1)	154	(26)
Depreciation and amortization - unconsolidated partnerships	369	323
Depreciation and amortization - consolidated entities	60,764	44,934
Depreciation and amortization - discontinued operations	—	92
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(30)	(27)
FFO available to common shares and units - basic	69,645	48,509
Interest expense on Exchangeable Senior Notes(2)	1,688	1,688
FFO available to common shares and units - diluted	71,333	50,197
Acquisition-related expenses	2,236	633
CFFO available to common shares and units - diluted	$73,569	$50,830
FFO per share - diluted	$0.41	$0.30
CFFO per share - diluted	$0.42	$0.30
Weighted-average common shares and units outstanding - diluted(2) (3)	174,371,376	167,236,142
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The three months ended March 31, 2013 and 2012 include 10,259,496 and 10,127,232 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method, respectively.

(3)
The three months ended March 31, 2013 and 2012 include 1,398,203 and 1,483,706 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of March 31, 2013, the Company owned an approximate 98.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 1.7% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements, leasing commissions, and payment of the cash consideration for our pending merger with Wexford Science & Technology.

The Company may from time to time seek to repurchase or redeem the operating partnership’s outstanding debt, the Company’s shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to our Parent Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions and payment of the cash consideration for our pending merger with Wexford Science & Technology.

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of March 31, 2013 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Consolidated indebtedness:
Fixed-rate mortgages	$6,292	$339,088	$6,482	$143,784	$27,338	$42,471	$565,455
Unsecured line of credit	—	—	215,000	—	—	—	215,000
Term Loan - U.S. dollars	—	—	—	—	243,596	—	243,596
Term Loan - GBP (1)	—	—	—	—	151,890	—	151,890
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	6,292	339,088	221,482	543,784	422,824	722,471	2,255,941
Share of unconsolidated indebtedness:
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	27,795	—	—	—	—	—	27,795
Total indebtedness	$34,087	$339,088	$221,482	$543,784	$422,824	$722,471	$2,283,736
____________

(1)
In August 2012, we converted approximately $156.4 million of outstanding borrowings of our Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at March 31, 2013 and December 31, 2012, respectively.

Our $337.5 million mortgage loan secured by our Center for Life Science | Boston property matures in 2014, and includes a financial covenant relating to a minimum amount of net worth. Management believes that it was in compliance with this covenant as of March 31, 2013.
On February 19, 2013, our Parent Company issued 14,605,000 shares of common stock, including the exercise in full of the underwriters' option to purchase an additional 1,905,000 shares, resulting in net proceeds of approximately $287.0 million, after deducting the underwriters' discounts and commissions and offering expenses. The net proceeds were contributed to us in exchange for 14,605,000 operating partnership units, and we utilized the net proceeds to fund the acquisition of the Woodside Technology Park property, to fund a portion of the redemption of our Parent Company's Series A preferred stock, to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.

On March 15, 2013, our Parent Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.
In March 2013, we entered into a definitive merger agreement to acquire Wexford Science & Technology, LLC, which we refer to as the Wexford Merger. The aggregate consideration for the Wexford Merger is approximately $640 million, excluding transaction costs and subject to adjustment based on working capital levels and construction and development costs incurred prior to closing. The consideration payable at closing includes (a) approximately $169 million in assumed debt at fair value (net of funded reserves), (b) approximately $133 million payable in common equity of us and our Parent Company (of which $125 million will be payable either in shares of our Parent Company's common stock or in cash, at our election, and (c) the balance payable in cash. The Wexford Merger is subject to the receipt of lender, ground lessor and other third-party consents, waivers of rights of first offer and customary closing conditions, and we can offer no assurances that the Wexford Merger will close on the terms described herein, or at all.
On April 2, 2013, our Parent Company issued 17,250,000 shares of common stock, including the exercise in full of the underwriters' option to purchase an additional 2,250,000 shares, resulting in net proceeds of approximately $354.1 million, after deducting the underwriters' discounts and commissions and offering expenses. The net proceeds were contributed to us in exchange for 17,250,000 operating partnership units, and we expect to utilize the net proceeds to fund a portion of the purchase price in connection with the Wexford Merger, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of March 31, 2013.
The Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of March 31, 2013.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At March 31, 2013, we had acquired a participating interest in a construction loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $299.3 million related to funding the construction loan, tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, the issuance of long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. In addition, we have an investment grade credit rating, which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
BioMed Realty Trust, Inc.’s total capitalization at March 31, 2013 was approximately $6.0 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	March 31, 2013
Debt:
Mortgage notes payable (1)		$565,455	9.5%
Exchangeable Senior Notes		180,000	3.0%
Notes due 2016 (1)		400,000	6.7%
Notes due 2020 (1)		250,000	4.2%
Notes due 2022 (1)		250,000	4.2%
Term Loan (2)		395,486	6.6%
Unsecured line of credit		215,000	3.6%
Total debt		2,255,941	37.8%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	171,974,069	3,714,640	62.2%
Total capital		3,714,640	62.2%
Total capitalization		$5,970,581	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, we converted approximately $156.4 million of outstanding borrowings of our Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at March 31, 2013 and December 31, 2012, respectively.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $21.60 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At March 31, 2013, 169,054,707 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Although our organizational documents do not limit the amount of indebtedness that we may incur, our Parent Company’s board of directors has adopted a policy of targeting our indebtedness at approximately 50% of our total asset book value. At March 31, 2013, the ratio of debt to total asset book value was approximately 45.1%. However, our Parent Company’s board of directors may from time to time modify our debt policy in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. Accordingly, we may increase or decrease our debt to total asset book value ratio beyond the limit described above. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above.
We may from time to time seek to repurchase or redeem our outstanding debt or OP units (subject to the repurchase or redemption of an equivalent number of shares of common stock by our Parent Company) or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of March 31, 2013, we had investments in the following unconsolidated partnerships: (1) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (2) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).

The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $14.0 million and $14.1 million and the liabilities were $10.5 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively. Our equity in net income of the McKellar Court partnership was $226,000 and $227,000 for the three months ended March 31, 2013 and 2012, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $251.8 million and $249.9 million at March 31, 2013 and December 31, 2012, respectively, and the liabilities were $147.6 million and $144.7 million at March 31, 2013 and December 31, 2012, respectively. Our equity in net loss of the PREI joint ventures was $545,000 and $581,000 for the three months ended March 31, 2013 and 2012, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	March 31, 2013	December 31, 2012	Maturity Date (3)
PREI I LLC (4)	20%	3.2%	$27,795	$27,795	August 13, 2013
Total			$27,795	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of March 31, 2013.

(3)	The wholly-owned subsidiary of PREI I LLC has an option to extend the maturity date of this loan for one year.

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

While we most recently paid a dividend on shares of common stock at an annual dividend rate of $0.94 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March, 2013:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2011	March 14, 2011	April 15, 2011	$0.200	$0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
____________

(1) On March 15, 2013, we redeemed all 7,920,000 outstanding shares of our Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.

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
Our unsecured line of credit, a portion of our Term Loan and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of March 31, 2013, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	March 31, 2013
Fixed interest rate (2)	$1,643,787	72.9%	5.36%
Variable interest rate (3)	610,486	27.1%	1.89%
Total/weighted-average effective interest rate	$2,254,273	100.0%	4.42%
____________

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes five mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes our Term Loan and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 at March 31, 2013. The stated effective rate for the variable interest debt excludes the impact of any interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan at approximately 2.39% for the remaining term of the Term Loan (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2013, the fair-value of the fixed-rate debt was estimated to be $1.8 billion compared to the net carrying value of $1.6 billion (including debt premiums and discounts). At March 31, 2013, the fair-value of the variable-rate debt was estimated to be equal to the net carrying value of $610.5 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2013 in relation to total assets of $5.0 billion and equity market capitalization of $3.7 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at March 31, 2013, a 1% change in interest rates would change our interest costs by approximately $2.9 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of March 31, 2013, would equal approximately $1.6 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended March 31, 2013, total revenues from our foreign subsidiary were $4.5 million, which represented 2.8% of our total revenues. Our net investment in properties outside the United States was $191.8 million and $188.8 million as of March 31, 2013 and December 31, 2012, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $39.9 million as of March 31, 2013.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
As required by 13a-15(b) under the Exchange Act, BioMed Realty, L.P. carried out an evaluation, under the supervision and with the participation of its management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of BioMed Realty, L.P.’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that BioMed Realty, L.P.’s disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
There are no material changes to the risk factors described under Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

The following table presents information regarding our redemption of our Series A preferred stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1, 2013 - January 31, 2013	—	—	—	—
February 1, 2013 - February 28, 2013	—	—	—	—
March 1, 2013 - March 31, 2013(1)	7,920,000	$25.30217	7,920,000	—
Total	7,920,000	$25.30217	7,920,000	—
____________

(1) On February 12, 2013, we distributed a Notice of Redemption to all holders of record of our outstanding Series A preferred stock, announcing the redemption of all 7,920,000 outstanding shares of the Series A preferred stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption was made at our option pursuant to Section 5(c) of the Articles Supplementary establishing and fixing the rights and preferences of the Series A preferred stock. The redemption date was March 15, 2013.

(2) We redeemed all outstanding shares of our Series A preferred stock on March 15, 2013.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)

During the three months ended March 31, 2013, our Parent Company issued, net of forfeitures, an aggregate of 108,493 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. During the three months ended March 31, 2013, the operating partnership issued an aggregate of 108,493 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

On February 13, 2013, our Parent Company sold 14,605,000 shares of its common stock, including the exercise in full of the underwriters' option to purchase an additional 1,905,000 shares, to Morgan Stanley & Co. LLC and Raymond James & Associates, Inc., as representatives of the underwriters. Our Parent Company contributed the net proceeds from this offering of approximately $287.0 million, after deducting the underwriters' discounts and commissions and offering expenses, to us in exchange for 14,605,000 operating partnership units. The operating partnership units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to our Parent Company's shelf registration statement on Form S-3 (File No 33-183669).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and among BioMed Trust, Inc., BioMed Realty, L.P., Westco Sub LLC, Wexford Science & Technology, LLC and Wexford Equities, LLC.(1)
3.1	Articles of Amendment of BioMed Realty Trust, Inc.(2)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	May 2, 2013	Dated:	May 2, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and among BioMed Trust, Inc., BioMed Realty, L.P., Westco Sub LLC, Wexford Science & Technology, LLC and Wexford Equities, LLC.(1)
3.1	Articles of Amendment of BioMed Realty Trust, Inc.(2)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.