Form 10-Q
period 2013-06-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2013-08-07
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of August 7, 2013 was 192,128,927.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of June 30, 2013, BioMed Realty Trust, Inc. owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

Item 5 Other Information	61

Item 6 Exhibits	62

SIGNATURES	63

Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$5,131,507	$4,319,716
Investments in unconsolidated partnerships	32,250	32,367
Cash and cash equivalents	27,666	19,976
Accounts receivable, net	6,274	4,507
Accrued straight-line rents, net	163,287	152,096
Deferred leasing costs, net	213,567	172,363
Other assets	289,232	133,454
Total assets	$5,863,783	$4,834,479
LIABILITIES AND EQUITY
Mortgage notes payable, net	$821,582	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,622	894,177
Unsecured senior term loan	395,676	405,456
Unsecured line of credit	240,000	118,000
Accounts payable, accrued expenses and other liabilities	281,780	180,653
Total liabilities	2,813,660	2,349,938
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, no shares issued and outstanding at June 30, 2013; and 7,920,000 shares issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per share)	—	191,469
Common stock, $.01 par value, 250,000,000 shares authorized, 191,948,111 shares issued and outstanding at June 30, 2013; and 200,000,000 shares authorized, 154,327,818 shares issued and outstanding at December 31, 2012	1,919	1,543
Additional paid-in capital	3,549,082	2,781,849
Accumulated other comprehensive loss, net	(43,094)	(54,725)
Dividends in excess of earnings	(504,921)	(443,280)
Total stockholders’ equity	3,002,986	2,476,856
Noncontrolling interests	47,137	7,685
Total equity	3,050,123	2,484,541
Total liabilities and equity	$5,863,783	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental	$108,092	$95,708	$211,048	$187,183
Tenant recoveries	32,494	28,939	65,131	57,390
Other revenue	19,053	201	43,911	285
Total revenues	159,639	124,848	320,090	244,858
Expenses:
Rental operations	41,941	37,044	82,494	73,773
Depreciation and amortization	63,557	47,575	124,320	92,508
General and administrative	10,396	8,576	20,424	17,191
Acquisition-related expenses	2,120	12,245	4,357	12,879
Total expenses	118,014	105,440	231,595	196,351
Income from operations	41,625	19,408	88,495	48,507
Equity in net loss of unconsolidated partnerships	(267)	(317)	(585)	(671)
Interest expense, net	(26,119)	(23,825)	(52,021)	(46,044)
Other expense	(202)	(549)	(3,392)	(375)
Income / (loss) from continuing operations	15,037	(5,283)	32,497	1,417
Income / (loss) from discontinued operations	—	49	—	(4,370)
Net income / (loss)	15,037	(5,234)	32,497	(2,953)
Net (income) / loss attributable to noncontrolling interests	(234)	172	(379)	201
Net income / (loss) attributable to the Company	14,803	(5,062)	32,118	(2,752)
Preferred stock dividends	—	(3,651)	(2,393)	(7,301)
Cost on redemption of preferred stock	—	—	(6,531)	—
Net income / (loss) available to common stockholders	$14,803	$(8,713)	$23,194	$(10,053)
Income / (loss) from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.08	$(0.06)	$0.13	$(0.04)
Loss from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.08	$(0.06)	$0.13	$(0.07)
Weighted-average common shares outstanding:
Basic	186,735,157	152,775,422	173,288,517	152,715,715
Diluted	190,151,166	152,775,422	176,508,215	152,715,715

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income / (loss)	$15,037	$(5,234)	$32,497	$(2,953)
Other comprehensive income:
Foreign currency translation adjustments	64	2,991	(2,118)	2,991
Unrealized gain / (loss) from derivative instruments, net	5,313	(3,372)	5,176	(3,597)
Amortization of deferred interest costs	1,711	1,736	3,429	3,479
Reclassification of unrealized loss on equity securities	—	545	—	545
Reclassification on sale of equity securities	—	(60)	—	(32)
Unrealized gain / (loss) on equity securities	6,323	(254)	6,155	(519)
Total other comprehensive income	13,411	1,586	12,642	2,867
Comprehensive income / (loss)	28,448	(3,648)	45,139	(86)
Comprehensive (income) / loss attributable to noncontrolling interests	(1,258)	141	(1,390)	146
Comprehensive income / (loss) attributable to the Company	$27,190	$(3,507)	$43,749	$60

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541
Net proceeds from sale of common stock	—	31,855,000	319	640,918	—	—	641,237	—	641,237
Net issuances of unvested restricted common stock	—	176,670	1	(4,800)	—	—	(4,799)	—	(4,799)
Conversion of OP units to common stock	—	20,396	—	(87)	—	—	(87)	87	—
Redemption of Series A Preferred Stock	(191,469)	—	—	—	—	(6,531)	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	6,078	—	—	6,078	—	6,078
Issuance of common stock in connection with Wexford merger	—	5,568,227	56	116,487	—	—	116,543	—	116,543
Issuance of OP units	—	—	—	—	—	—	—	48,571	48,571
Reallocation of equity to noncontrolling interests	—	—	—	8,637	—	—	8,637	(8,637)	—
Common stock dividends	—	—	—	—	—	(84,835)	(84,835)	—	(84,835)
OP unit distributions	—	—	—	—	—	—	—	(1,959)	(1,959)
Net income	—	—	—	—	—	32,118	32,118	379	32,497
Preferred stock dividends	—	—	—	—	—	(2,393)	(2,393)	—	(2,393)
Foreign currency translation adjustments	—	—	—	—	(2,083)	—	(2,083)	(35)	(2,118)
Unrealized gain on equity securities	—	—	—	—	5,324	—	5,324	831	6,155
Amortization of deferred interest costs	—	—	—	—	3,354	—	3,354	75	3,429
Unrealized gain on derivative instruments, net	—	—	—	—	5,036	—	5,036	140	5,176
Balance at June 30, 2013	$—	191,948,111	$1,919	$3,549,082	$(43,094)	$(504,921)	$3,002,986	$47,137	$3,050,123

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net income / (loss)	$32,497	$(2,953)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,320	92,600
Allowance for doubtful accounts	708	833
Non-cash revenue adjustments	9,313	6,349
Other non-cash adjustments	9,864	11,862
Compensation expense related to restricted common stock and LTIP units	6,079	5,575
Distributions representing a return on capital from unconsolidated partnerships	119	1,088
Changes in operating assets and liabilities:
Accounts receivable	(1,438)	1,004
Accrued straight-line rents	(11,458)	(9,934)
Deferred leasing costs	(12,321)	(6,587)
Other assets	1,047	6,038
Accounts payable, accrued expenses and other liabilities	(14,155)	2,243
Net cash provided by operating activities	144,575	108,118
Investing activities:
Purchases of investments in real estate and related intangible assets	(471,910)	(365,751)
Capital expenditures	(75,936)	(79,703)
Contributions from historic tax credit transactions, net of deferred costs	8,620	—
Contributions from new market tax credit transactions, net of deferred costs	4,078	—
Draws on construction loan receivable	(70,947)	—
Contributions to unconsolidated partnerships, net	(999)	(1,350)
Purchases of debt and equity securities	(7,309)	(3,258)
Proceeds from the sale of equity securities	73	110
Deposits to escrow for acquisitions	—	(1,000)
Net cash used in investing activities	(614,330)	(450,952)
Financing activities:
Proceeds from common stock offering	668,552	—
Payment of offering costs	(27,316)	—
Redemption of Series A preferred stock	(198,000)	—
Payment of deferred loan costs	(486)	(5,022)
Unsecured line of credit proceeds	541,000	498,000
Unsecured line of credit payments	(419,000)	(688,000)
Principal payments on mortgage notes payable	(4,305)	(36,557)
Proceeds from unsecured senior term loan	—	400,000
Proceeds from unsecured senior notes	—	247,815
Distributions to operating partnership unit and LTIP unit holders	(1,375)	(1,232)

	Six Months Ended
	June 30,
	2013	2012

Dividends paid to common stockholders	(75,995)	(63,965)
Dividends paid to preferred stockholders	(6,043)	(7,301)
Net cash provided by financing activities	477,032	343,738
Effect of exchange rate changes on cash and cash equivalents	413	70
Net increase in cash and cash equivalents	7,690	974
Cash and cash equivalents at beginning of period	19,976	16,411
Cash and cash equivalents at end of period	$27,666	$17,385
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $6,015 and $4,450 during the six months ended June 30, 2013 and 2012, respectively)	$45,243	$34,289
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$—	$3,651
Accrual for common stock dividends declared	45,108	33,149
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,273	633
Accrued additions to real estate and related intangible assets	44,693	30,104
Mortgage notes assumed (includes premiums of $8,671 during the six months ended June 30, 2013)	254,735	—
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—
Deposits applied for acquisitions	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$5,131,507	$4,319,716
Investments in unconsolidated partnerships	32,250	32,367
Cash and cash equivalents	27,666	19,976
Accounts receivable, net	6,274	4,507
Accrued straight-line rents, net	163,287	152,096
Deferred leasing costs, net	213,567	172,363
Other assets	289,232	133,454
Total assets	$5,863,783	$4,834,479
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$821,582	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,622	894,177
Unsecured senior term loan	395,676	405,456
Unsecured line of credit	240,000	118,000
Accounts payable, accrued expenses and other liabilities	281,780	180,653
Total liabilities	2,813,660	2,349,938
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, no units issued and outstanding at June 30, 2013; and 7,920,000 units issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per unit)	—	191,469
Limited partners' capital, 5,415,974 and 2,932,758 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	47,426	7,937
General partner's capital, 191,948,111 and 154,327,818 units issued and outstanding at June 30, 2013 and December 31, 2012, respectively	3,043,421	2,338,464
Accumulated other comprehensive loss	(40,435)	(53,077)
Total partners’ capital	3,050,412	2,484,793
Noncontrolling interests deficit	(289)	(252)
Total capital	3,050,123	2,484,541
Total liabilities and capital	$5,863,783	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Rental	$108,092	$95,708	$211,048	$187,183
Tenant recoveries	32,494	28,939	65,131	57,390
Other revenue	19,053	201	43,911	285
Total revenues	159,639	124,848	320,090	244,858
Expenses:
Rental operations	41,941	37,044	82,494	73,773
Depreciation and amortization	63,557	47,575	124,320	92,508
General and administrative	10,396	8,576	20,424	17,191
Acquisition-related expenses	2,120	12,245	4,357	12,879
Total expenses	118,014	105,440	231,595	196,351
Income from operations	41,625	19,408	88,495	48,507
Equity in net loss of unconsolidated partnerships	(267)	(317)	(585)	(671)
Interest expense, net	(26,119)	(23,825)	(52,021)	(46,044)
Other expense	(202)	(549)	(3,392)	(375)
Income / (loss) from continuing operations	15,037	(5,283)	32,497	1,417
Income / (loss) from discontinued operations	—	49	—	(4,370)
Net income / (loss)	15,037	(5,234)	32,497	(2,953)
Net loss attributable to noncontrolling interests	29	6	37	9
Net income / (loss) attributable to the Operating Partnership	15,066	(5,228)	32,534	(2,944)
Preferred unit distributions	—	(3,651)	(2,393)	(7,301)
Cost on redemption of preferred units	—	—	(6,531)	—
Net income / (loss) available to unitholders	$15,066	$(8,879)	$23,610	$(10,245)
Income / (loss) from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$0.08	$(0.06)	$0.13	$(0.04)
Loss from discontinued operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$—	$—	$(0.03)
Net income / (loss) per unit available to unitholders:
Basic and diluted earnings per unit	$0.08	$(0.06)	$0.13	$(0.07)
Weighted-average units outstanding:
Basic	190,102,488	155,694,169	176,433,680	155,641,727
Diluted	190,151,166	155,694,169	176,506,777	155,641,727

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income / (loss)	$15,037	$(5,234)	$32,497	$(2,953)
Other comprehensive income:
Foreign currency translation adjustments	64	2,991	(2,118)	2,991
Unrealized gain / (loss) from derivative instruments, net	5,313	(3,372)	5,176	(3,597)
Amortization of deferred interest costs	1,711	1,736	3,429	3,479
Reclassification of unrealized loss on equity securities	—	545	—	545
Reclassification on sale of equity securities	—	(60)	—	(32)
Unrealized gain / (loss) on equity securities	6,323	(254)	6,155	(519)
Total other comprehensive income	13,411	1,586	12,642	2,867
Comprehensive income / (loss)	28,448	(3,648)	45,139	(86)
Comprehensive loss attributable to noncontrolling interests	29	6	37	9
Comprehensive income / (loss) attributable to the Operating Partnership	$28,477	$(3,642)	$45,176	$(77)

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests Deficit	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541
Proceeds from issuance of OP units	—	—	2,034,211	41,518	31,855,000	641,237	—	682,755	—	682,755
Net issuances of unvested restricted OP units	—	—	132,441	—	176,670	(4,799)	—	(4,799)	—	(4,799)
Conversion of OP units	—	—	(20,396)	87	20,396	(87)	—	—	—	—
Redemption of Series A Preferred Units	(7,920,000)	(198,000)	—	—	—	—	—	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	—	—	6,078	—	6,078	—	6,078
Issuance of OP units in connection with Wexford merger	—	—	336,960	7,053	5,568,227	116,543		123,596	—	123,596
Reallocation of capital to limited partners	—	—	—	(7,626)	—	7,626	—	—	—	—
Distributions	—	(2,393)	—	(1,959)	—	(84,835)	—	(89,187)	—	(89,187)
Net income	—	8,924	—	416	—	23,194	—	32,534	(37)	32,497
Foreign currency translation adjustments	—	—	—	—	—	—	(2,118)	(2,118)	—	(2,118)
Unrealized gain on equity securities	—	—	—	—	—	—	6,155	6,155	—	6,155
Amortization of deferred interest costs	—	—	—	—	—	—	3,429	3,429	—	3,429
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	5,176	5,176	—	5,176
Balance at June 30, 2013	—	$—	5,415,974	$47,426	191,948,111	$3,043,421	$(40,435)	$3,050,412	$(289)	$3,050,123

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net income / (loss)	$32,497	$(2,953)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,320	92,600
Allowance for doubtful accounts	708	833
Non-cash revenue adjustments	9,313	6,349
Other non-cash adjustments	9,864	11,862
Compensation expense related to share-based payments	6,079	5,575
Distributions representing a return on capital from unconsolidated partnerships	119	1,088
Changes in operating assets and liabilities:
Accounts receivable	(1,438)	1,004
Accrued straight-line rents	(11,458)	(9,934)
Deferred leasing costs	(12,321)	(6,587)
Other assets	1,047	6,038
Accounts payable, accrued expenses and other liabilities	(14,155)	2,243
Net cash provided by operating activities	144,575	108,118
Investing activities:
Purchases of investments in real estate and related intangible assets	(471,910)	(365,751)
Capital expenditures	(75,936)	(79,703)
Contributions from historic tax credit transactions, net of deferred costs	8,620	—
Contributions from new market tax credit transactions, net of deferred costs	4,078	—
Draws on construction loan receivable	(70,947)	—
Contributions to unconsolidated partnerships, net	(999)	(1,350)
Purchases of debt and equity securities	(7,309)	(3,258)
Proceeds from the sale of equity securities	73	110
Deposits to escrow for acquisitions	—	(1,000)
Net cash used in investing activities	(614,330)	(450,952)
Financing activities:
Proceeds from issuance of OP units	641,236	—
Redemption of Series A preferred units	(198,000)	—
Payment of deferred loan costs	(486)	(5,022)
Unsecured line of credit proceeds	541,000	498,000
Unsecured line of credit payments	(419,000)	(688,000)
Principal payments on mortgage notes payable	(4,305)	(36,557)
Proceeds from unsecured senior term loan	—	400,000
Proceeds from unsecured senior notes		247,815
Distributions paid to unitholders	(77,370)	(65,197)
Distributions paid to preferred unitholders	(6,043)	(7,301)

	Six Months Ended
	June 30,
	2013	2012

Net cash provided by financing activities	477,032	343,738
Effect of exchange rate changes on cash and cash equivalents	413	70
Net increase in cash and cash equivalents	7,690	974
Cash and cash equivalents at beginning of period	19,976	16,411
Cash and cash equivalents at end of period	$27,666	$17,385
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $6,015 and $4,450 during the six months ended June 30, 2013 and 2012, respectively)	$45,243	$34,289
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$46,381	$33,782
Accrual for preferred unit distributions declared	—	3,651
Accrued additions to real estate and related intangible assets	44,693	30,104
Mortgage notes assumed (includes premiums of $8,671 during the six months ended June 30, 2013)	254,735	—
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—
Deposits applied for acquisitions	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego and New York/New Jersey.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

On May 31, 2013, the Company merged with Wexford Science & Technology, LLC (“Wexford”), which operates as a wholly-owned subsidiary of the Operating Partnership. Wexford owns laboratory and office space located in U.S. educational and research centers, such as Baltimore, Chicago, Miami, Philadelphia, St. Louis and Winston-Salem, and which are occupied primarily by universities and university-related institutions either on campus or on nearby land that carries the university brand or direct sponsorship.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended June 30, 2013 and 2012, total revenues from properties outside the United States were $4.5 million and $901,000, respectively, which represented 2.8% and 0.7% of the Company’s total revenues during the respective periods. For the six months ended June 30, 2013 and 2012, total revenues from properties outside the United States were $9.0 million and $901,000, respectively, which represented 2.8% and 0.4% of the Company's total revenues during the respective periods. The Company’s net investment in properties outside the United States was $190.9 million and $188.8 million at June 30, 2013 and December 31, 2012, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Investment in real estate, net	$391,633	$397,542
Total assets	429,038	434,105
Total debt	143,980	144,889
Total liabilities	151,958	150,330

The Company is also a party to certain VIEs through its ownership of Wexford, which are described in further detail in Note 11.

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$718,662	$702,993
Land under development	105,761	48,744
Buildings and improvements	4,755,527	4,028,089
Construction in progress	241,021	143,340
	5,820,971	4,923,166
Accumulated depreciation	(689,464)	(603,450)
	$5,131,507	$4,319,716

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

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of June 30, 2013. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at June 30, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	June 30, 2013	Amortization	Net
Acquired in-place leases	$367,334	$(214,899)	$152,435
Acquired management agreements	25,827	(19,117)	6,710
Deferred leasing and other direct costs	81,575	(27,153)	54,422
	$474,736	$(261,169)	$213,567

Deferred leasing costs, net at December 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2012	Amortization	Net
Acquired in-place leases	$303,521	$(185,463)	$118,058
Acquired management agreements	24,963	(15,242)	9,721
Deferred leasing and other direct costs	68,175	(23,591)	44,584
	$396,659	$(224,296)	$172,363

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Available-for-sale securities, historical cost	$8,481	$275
Unrealized gain	6,270	115
Available-for-sale securities, fair-value (1)	14,751	390
Privately-held securities, cost basis	20,872	12,280
Total equity securities	$35,623	$12,670
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of five publicly traded companies. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the six months ended June 30, 2013. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company’s remaining investments consisted of securities in privately-held companies or funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies or funds. The Company owned equity securities of four privately-held companies and four privately-held funds during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company recorded $2.8 million in an impairment charge, which is included in other expense in the consolidated statements of operations. The impairment charge related to the Company’s investment in a privately-held company, comprising a $2.0 million cost basis equity investment and $825,000 related to notes receivable that were included in other assets on the consolidated balance sheets. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the six months ended June 30, 2013 on the Company’s remaining cost basis investments.

Construction Loan Receivable

The Company has a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one-year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. As of June 30, 2013, the Company had invested approximately $92.6 million in the construction loan. The Company expects to have fully funded its obligation in early 2014.

Lease Termination

During the six months ended June 30, 2013, the Company recorded approximately $35.2 million of lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statement of operations, related to the termination of a lease with Elan Corporation (“Elan”) at the Company's Science Center at Oyster Point property for which Elan paid the Company $46.5 million.

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

3. Equity of the Parent Company

During the six months ended June 30, 2013, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 444,134 and 26,897 shares of common stock, respectively (240,093 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 34,199 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

Of the restricted stock awards issued to the Company's employees, 20,069 shares were issued as part of the consideration paid in the Company's merger with Wexford (as discussed below), and 41,568 shares are subject to performance-based vesting conditions.  In addition, in connection with the merger with Wexford, the Operating Partnership issued 132,441 operating partnership units which are also subject to performance-based vesting conditions.  The aggregate grant date fair-value of these performance-based awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective vesting period. The total compensation expense remaining for these awards to be expensed in future periods as of June 30, 2013 was approximately $3.6 million over a weighted-average term of approximately four years. Dividends and distributions are payable on these awards from the date of issuance.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent

Company. In January 2013, 136,296 Performance Units, which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group in 2012 being below the threshold for any payout. During the six months ended June 30, 2013, the Parent Company awarded 406,288 performance units which represent the maximum number of Performance Units that may vest. The grant date fair-value of these awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the six months ended June 30, 2013 to be expensed in future periods over a weighted-average term of approximately two years was $2.9 million as of June 30, 2013. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

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

In April 2013, the Parent Company issued 17,250,000 shares of common stock and contributed net proceeds of approximately $354.1 million, after deducting the underwriters' discounts and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 17,250,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to repay a portion of the outstanding indebtedness under its unsecured line of credit, to fund a portion of the purchase price of the merger with Wexford and for other general corporate and working capital purposes.

In May 2013, as part of the consideration paid for the merger with Wexford, the sellers received 5,568,227 shares of the Parent Company's common stock and 336,960 operating partnership units, of which 20,069 shares of common stock and all of the operating partnership units are subject to certain restrictions.

In June 2013, as part of the consideration paid for the Company's acquisition of the 320 Charles Street property in Cambridge, Massachusetts, the seller received 2,034,211 operating partnership units.

Common Stock, Operating Partnership Units and LTIP Units

As of June 30, 2013, the Company had outstanding 191,948,111 shares of the Parent Company’s common stock and 5,083,400 and 332,574 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share. The redemption of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $6.5 million for the six months ended June 30, 2013 as a result of the difference between the carrying value and the price paid to redeem the Series A preferred stock.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the six months ended June 30, 2013:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2013	Common stock and OP units	$0.235	January 1, 2013 to March 31, 2013	April 15, 2013	$40,413
June 14, 2013	Common stock and OP units	$0.235	April 1, 2013 to June 30, 2013	July 15, 2013	$46,381

Total 2013 dividends and distributions declared through June 30, 2013 (in thousands):

Common stock and OP units	$86,794
Series A preferred stock/units (1)	$2,393
$89,187
____________

(1)
On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains/(losses) on available-for-sale securities	Gain/(loss) on derivative instruments	Total

Balance at December 31, 2012	$3,543	$114	$(58,382)	$(54,725)
Other comprehensive (loss) / income before reclassifications	(2,118)	6,155	4,024	8,061
Amounts reclassified from accumulated other comprehensive income (1)	—	—	4,581	4,581
Net other comprehensive (loss)/income	(2,118)	6,155	8,605	12,642
Net other comprehensive loss/(income) allocable to noncontrolling interests	$35	$(831)	$(215)	$(1,011)
Balance as of June 30, 2013	$1,460	$5,438	$(49,992)	$(43,094)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at June 30, 2013, was approximately $106.6 million based on the average closing price of the Parent Company’s common stock of $19.69 per share for the ten consecutive trading days immediately preceding June 30, 2013.

The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2013		December 31, 2012
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	190,654,869	97.3%	152,853,368	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,656,388	1.4%	2,339,314	1.5%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	565,051	0.4%
Total	195,938,402	100.0%	155,757,733	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of June 30, 2013, the Operating Partnership had outstanding 197,031,511 operating partnership units and 332,574 LTIP units. The Parent Company owned 97.3% of the partnership interests in the Operating Partnership at June 30, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at June 30, 2013, was approximately $106.6 million based on the average closing price of the Parent Company’s common stock of $19.69 per share for the ten consecutive trading days immediately preceding June 30, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain/(loss) on derivative instruments	Total

Balance at December 31, 2012	$3,611	$115	$(56,803)	$(53,077)
Other comprehensive (loss) / income before reclassifications	(2,118)	6,155	4,024	8,061
Amounts reclassified from accumulated other comprehensive income (1)	—	—	4,581	4,581
Net other comprehensive (loss)/income	(2,118)	6,155	8,605	12,642
Balance as of June 30, 2013	$1,493	$6,270	$(48,198)	$(40,435)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			June 30, 2013	December 31, 2012	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,699	$10,767	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,176	13,260	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	336,485	338,447	June 30, 2014
4320 Forest Park Avenue (3)	4.00%	2.70%	21,000	—	September 10, 2014
Hershey Center for Applied Research (3)	6.15%	4.71%	13,686	—	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	59,062	60,164	December 1, 2018
3711 Market Street (3)	2.70%	2.70%	45,900	—	February 28, 2016
Shady Grove Road	5.97%	5.97%	143,979	144,889	September 1, 2016
University of Maryland BioPark I (3)	5.93%	4.69%	17,075	—	May 15, 2025
University of Maryland BioPark II (3)	5.20%	4.33%	63,446	—	September 5, 2021
University of Maryland BioPark Garage (3)	5.20%	4.33%	4,776	—	September 1, 2021
University of Miami Life Science & Technology Park (3)	4.00%	2.89%	20,000	—	February 1, 2016
University of Miami Life Science & Technology Park Bonds (3) (4)	0.10%	0.10%	60,000	—	November 3, 2042
			809,284	567,527
Unamortized premiums			12,298	4,125
Mortgage notes payable, net			821,582	571,652
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			900,000	900,000
Unamortized discounts			(5,378)	(5,823)
Unsecured senior notes, net			894,622	894,177
Term Loan - U.S. dollar (1)	1.85%	2.64%	243,596	243,596	March 30, 2017
Term Loan - GBP (1)	2.14%	2.39%	152,080	161,860	March 30, 2017
Term Loan			395,676	405,456
Unsecured line of credit (2)	1.75%	1.75%	240,000	118,000	July 13, 2015
Total consolidated debt			$2,531,880	$2,169,285
____________

(1)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at June 30, 2013 and December 31, 2012, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(2)	At June 30, 2013, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $510.0 million.

(3)	Mortgage notes and bonds which were assumed on May 31, 2013 in connection with the Company’s merger with Wexford.

(4)
In July 2013, the Operating Partnership voluntarily prepaid in full the outstanding bonds pertaining to the University of Miami Life Science & Technology Park property in the amount of approximately $60.0 million prior to the maturity date, utilizing restricted cash included in other assets in the consolidated balance sheets at June 30, 2013. The bonds were not secured by the property, but were collateralized by a letter of credit.

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

As of June 30, 2013, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2013	$65,334
2014	362,415
2015	249,006
2016	612,416
2017	425,970
Thereafter (1)	809,819
$2,524,960
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through June 30, 2013 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and six months ended June 30, 2013 and 2012 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2013 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and six months ended June 30, 2012, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of diluted earnings per share and were therefore excluded and net income attributable to noncontrolling interest in the Operating Partnership was not added back to net income available to common stockholders. For the three and six months ended June 30, 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2013 was the end date of the Performance Units' Performance Period. For the three and six months ended June 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2012 was the end date of the Performance Units' Performance Period. For the three and six months ended June 30, 2013 and 2012 the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,259,496 and 10,127,232 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the

“if converted” method for the three and six months ended June 30, 2013 and 2012, respectively. No other shares were considered anti-dilutive for the three and six months ended June 30, 2013 or 2012.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic earnings per share:
Income / (loss) from continuing operations	$15,037	$(5,283)	$32,497	$1,417
(Income) / loss from continuing operations attributable to noncontrolling interests	(234)	173	(379)	119
Preferred stock dividends	—	(3,651)	(2,393)	(7,301)
Cost on redemption of preferred stock	—	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(313)	(299)	(657)	(618)
Income / (loss) from continuing operations available to common stockholders - basic	14,490	(9,060)	22,537	(6,383)

Income / (loss) from discontinued operations	—	49	—	(4,370)
(Income) / loss from discontinued operations attributable to noncontrolling interests	—	(1)	—	82
Income / (loss) from discontinued operations available to common stockholders - basic	—	48	—	(4,288)

Net income / (loss) available to common stockholders - basic	$14,490	$(9,012)	$22,537	$(10,671)
Diluted earnings per share:
Income / (loss) from continuing operations available to common stockholders - basic	14,490	(9,060)	22,537	(6,383)
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	263	—	416	—
Income / (loss) from continuing operations available to common stockholders - diluted	14,753	(9,060)	22,953	(6,383)

Income / (loss) from discontinued operations available to common stockholders - basic and diluted	—	48	—	(4,288)

Net income / (loss) available to common stockholders - diluted	$14,753	$(9,012)	$22,953	$(10,671)
Weighted-average common shares outstanding:
Basic	186,735,157	152,775,422	173,288,517	152,715,715
Incremental shares from assumed conversion:
Performance units	48,678	—	73,097	—
Operating partnership and LTIP units	3,367,331	—	3,146,601	—
Diluted	190,151,166	152,775,422	176,508,215	152,715,715
Basic and diluted earnings per share:
Income / (loss) from continuing operations per share available to common stockholders - basic and diluted	$0.08	$(0.06)	$0.13	$(0.04)
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.08	$(0.06)	$0.13	$(0.07)

7. Earnings Per Unit of the Operating Partnership

Through June 30, 2013 all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and six months ended June 30, 2013 and 2012 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and six months ended June 30, 2013 and 2012 the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three and six months ended June 30, 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that June 30, 2013 was the end date of the Performance Units’ Performance Period. For the three and six months ended June 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that June 30, 2012 was the end date of the Performance Units' Performance Period. In addition, 10,259,496 and 10,127,232 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and six months ended June 30, 2013 and 2012, respectively. No other units were considered anti-dilutive for the three and six months ended June 30, 2013 or 2012.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic and diluted earnings per unit:
Income / (loss) from continuing operations	$15,037	$(5,283)	$32,497	$1,417
Loss from continuing operations attributable to noncontrolling interests	29	6	37	9
Preferred unit distributions	—	(3,651)	(2,393)	(7,301)
Cost on redemption of preferred units	—	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(317)	(305)	(661)	(631)
Income / (loss) from continuing operations available to unitholders - basic and diluted	14,749	(9,233)	22,949	(6,506)

Income / (loss) from discontinued operations - basic and diluted	—	49	—	(4,370)

Net income / (loss) available to unitholders - basic and diluted	$14,749	$(9,184)	$22,949	$(10,876)
Weighted-average units outstanding:
Basic	190,102,488	155,694,169	176,433,680	155,641,727
Incremental units from assumed conversion:
Performance units	48,678	—	73,097	—
Diluted	190,151,166	155,694,169	176,506,777	155,641,727
Basic and diluted earnings per unit:
Income / (loss) from continuing operations per unit available to unitholders - basic and diluted	$0.08	$(0.06)	$0.13	$(0.04)
Loss from discontinued operations per share available to unitholders - basic and diluted	$—	$—	$—	$(0.03)
Net income / (loss) per unit available to unitholders, basic and diluted	$0.08	$(0.06)	$0.13	$(0.07)

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property, and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership, and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2013 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont (3)	RPC Poppleton, LLC	50%	50%	May 31, 2013
____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At June 30, 2013, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.20% (including the applicable credit spread) and a maturity date of August 13, 2013, which may be extended for one year at the discretion of the PREI I LLC subsidiary.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.1 million at June 30, 2013. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

(3)	The Company's partnership interest was acquired in connection with the Company's merger with Wexford.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets:
Investments in real estate, net	$261,064	$257,666
Cash and cash equivalents (including restricted cash)	2,316	1,968
Other assets	4,797	4,370
Total assets	$268,177	$264,004
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$151,916	$149,255
Other liabilities	7,877	5,988
Members’ equity	108,384	108,761
Total liabilities and members equity	$268,177	$264,004
Company’s net investment in unconsolidated partnerships	$32,250	$32,367

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$2,879	$2,182	$5,708	$4,386
Total expenses	(5,236)	(4,766)	(10,685)	(9,781)
Net loss	(2,357)	(2,584)	(4,977)	(5,395)

Company’s equity in net loss of unconsolidated partnerships	$(267)	$(317)	$(585)	$(671)

Fees earned by the Company (1)	$23	$23	$45	$45
____________

(1)
The Company acts as the operating member or partner, as applicable, and day-to-day manager for the partnerships. The Company is entitled to receive fees for providing construction and development services (as applicable) and management services to the PREI joint ventures, which are reflected in tenant recoveries and other income in the consolidated statements of operations.

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

As of June 30, 2013, the Company had deferred interest costs of approximately $38.8 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately six years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				June 30, 2013	December 31, 2012
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,439)	$(4,826)
Interest rate swaps(2)	76,040	0.7310%	August 2, 2012	March 30, 2017	675	(216)
Interest rate swaps(2)	76,040	0.7425%	August 2, 2012	March 30, 2017	652	(243)
Total interest rate swaps	$352,080				$(112)	$(5,285)
____________

(1)
Fair-value of derivative instruments does not include any related accrued interest payable, which is included in accrued expenses on the accompanying consolidated balance sheets. Derivative valuations are classified in Level 2 of the fair-value hierarchy. Assets are included in other assets and liabilities are included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets.

(2)	Translation to U.S. dollars is based on an exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at June 30, 2013 and December 31, 2012, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three months ended June 30, 2013 and 2012.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amount of gain / (loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$4,721	$(3,879)	$4,024	$(4,178)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$593	$467	$1,152	$477
Forward starting swaps (2)	1,711	1,736	3,429	3,479
Total interest rate swaps	$2,304	$2,203	$4,581	$3,956
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

During the next twelve months, the Company estimates that an additional $9.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At June 30, 2013 and December 31, 2012, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	June 30, 2013		December 31, 2012
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$848,908	$821,582	$605,948	$571,652
Exchangeable Senior Notes	211,716	180,000	209,484	180,000
Notes due 2016, net	417,840	398,534	421,400	398,289
Notes due 2020, net	275,750	248,094	292,725	247,984
Notes due 2022, net	242,250	247,994	261,750	247,904
Term Loan - U.S. dollars	243,596	243,596	243,596	243,596
Term Loan - GBP (2)	152,080	152,080	161,860	161,860
Unsecured line of credit	240,000	240,000	118,000	118,000
Derivative instruments (3)	112	112	5,285	5,285
Available-for-sale securities	14,751	14,751	390	390
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at June 30, 2013 and December 31, 2012, respectively.

(3)	The Company’s derivative instruments are reflected in other assets and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the six months ended June 30, 2013. The table below reflects the purchase price allocation for these acquisitions and excludes the merger with Wexford, which is discussed below (in thousands):

Property	Acquisition Date	Investments in Real Estate	In-Place Lease	Management Agreement	Below Market Lease	Acquisition Date Fair- Value
Woodside Technology Park	February 28, 2013	$78,681	$8,162	$865	$(708)	$87,000
The Campus at Lincoln Centre	March 20, 2013	37,000	—	—	—	37,000
320 Charles Street	June 18, 2013	47,018	4,578	—	(2,078)	49,518
Total		$162,699	$12,740	$865	$(2,786)	$173,518
Weighted average intangible amortization life (in months)			61	108	18

Wexford Merger

On May 31, 2013, the Company completed a merger with Wexford. The preliminary purchase price allocation of the fair-value of assets acquired, liabilities assumed and consideration paid in the Wexford merger are presented below (in thousands). The Company expects the purchase price allocations to be finalized within one year of the acquisition date.

At Acquisition
Assets:
Investments in real estate	$665,741
Cash and cash equivalents	5,183
Accounts receivable, net	768
Deferred leasing costs (1)	52,532
Other assets (2)	82,832
Total assets	$807,056
Liabilities:
Mortgage notes payable (3)	254,735
Other liabilities (4)	67,789
Total liabilities	$322,524

Fair value of net assets acquired	$484,532

Cash consideration paid for Wexford	$345,268
Equity consideration paid for Wexford (5)	123,596
Contingent consideration in merger with Wexford (6)	15,668
Total consideration for Wexford	$484,532
____________

(1)	$52.5 million of acquired in-place leases with a weighted-average lease term of approximately 10.3 years are included in deferred leasing costs.

(2)
$9.6 million of acquired above-market leases with a weighted-average lease term of approximately 11.6 years and $8.5 million of acquired below-market ground leases with a weighted-average lease term of approximately 45.0 years are included in other assets.

(3)	$8.7 million of debt premiums with a weighted-average term of approximately 9.2 years are included in mortgage notes payable, net.

(4)
$32.6 million of acquired below-market leases with a weighted-average lease term of approximately 13.4 years and $1.4 million of acquired above-market ground leases with a weighted-average lease term of approximately 64.8 years are included in other liabilities.

(5)	Consists of 5,568,227 shares of the Parent Company's common stock and 336,960 operating partnership units.

(6)	Includes potential additional consideration to be paid to the seller upon the achievement of certain pipeline development milestones.

Wexford - Variable Interest Entities

Wexford is a party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive the benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Wexford. At May 31, 2013, Wexford owned seven properties that had syndicated HTCs or NMTCs, or both, to TCIs. On June 4, 2013, the Company closed a transaction with TCIs for an existing Wexford property to enter into new HTCs and NMTCs.

Historic Tax Credits and New Market Tax Credits

Capital contributions are made by TCIs into special purpose entities that ultimately invest these funds in the entity that owns the subject property that generates the tax credits. The TCIs are allocated substantially all of the tax credits and hold only a noncontrolling interest in the economic risk and rewards of the special purpose entities. HTCs are delivered to the TCI upon substantial completion of the project. NMTCs are allowed up to 39% of a qualified investment and are delivered to the TCI after the investment has been funded and spent on a qualified business. HTCs are subject to 20% recapture per year beginning 1 year after the completion of the historic rehabilitation of the subject property. NMTCs are subject to 100% recapture until the end of the seventh year following the qualifying investment. The Company has provided the TCIs with certain guarantees which protect the TCIs from loss should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby the Company may be obligated or entitled to repurchase the ownership interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. The Company believes it is probable that either the TCIs will exercise their put rights or the Company will exercise its call; however, the Company anticipates that the put rights are more likely to be exercised.

The Company has determined that the special purpose entities are VIEs, since there is insufficient capital to finance their activities without further subordinated financial support. The Company has determined it is the primary beneficiary, because it has the authority to direct the activities which most significantly impact the economic performance of these special purpose entities.

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of operations. At June 30, 2013, approximately $4.0 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and will be relieved, upon delivery of the tax credit to the TCI, as a reduction of carrying value of the subject property, net of allocated expenses. During the three and six months ended June 30, 2013, $12.3 million of tax credits, net of costs and estimated put payments, were contributed by TCIs which were recorded as other liabilities in the consolidated balance sheets, of which $4.1 million of tax credits have been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary, because it has the authority to direct the activities which most significantly impact the economic performance of these special purpose entities. Selected financial data of the VIEs at June 30, 2013 consisted of the following (in thousands):

June 30, 2013
Investment in real estate, net	$98,856
Total assets	98,902
Total liabilities	49,378

Pro Forma Results of the Parent Company (unaudited)

The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$170,458	$142,910	$349,680	$280,983
Net income / (loss) available to common stockholders	14,005	(13,833)	22,455	(20,273)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.08	$(0.09)	$0.13	$(0.13)

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2012, nor is it intended to be a projection of future results.

Pro Forma Results of the Operating Partnership (unaudited)

The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$170,458	$142,910	$349,680	$280,983
Net income / (loss) available to unitholders	14,268	(13,999)	22,871	(20,465)
Net income / (loss) per share available to unitholders - basic and diluted	$0.08	$(0.09)	$0.13	$(0.13)

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2012, nor is it intended to be a projection of future results.

Revenues of approximately $5.6 million and net income of approximately $413,000 associated with properties acquired in 2013 listed above are included in the consolidated statements of operations for the three months ended June 30, 2013 for both the Parent Company and the Operating Partnership.

Revenues of approximately $6.2 million and net income of approximately $524,000 associated with properties acquired in 2013 listed above are included in the consolidated statements of operations for the six months ended June 30, 2013 for both the Parent Company and the Operating Partnership.

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

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise loss from discontinued operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$—	$102	$—	$454
Total expenses	—	53	—	272
Income from discontinued operations before impairment loss	—	49	—	182
Impairment loss	—	—	—	(4,552)
Income / (loss) from discontinued operations	$—	$49	$—	$(4,370)

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the foreign, domestic and local economies; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; changes in interest rates and foreign currency exchange rates; increased operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; risks associated with tax credits, grants and other subsidies to fund development activities; our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and operations; our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations; risks associated with our investments in loans, including borrower defaults and potential principal losses; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego and New York/New Jersey.
At June 30, 2013, we owned or had interests in a portfolio of properties with an aggregate of approximately 16.3 million rentable square feet (including the properties acquired in our merger with Wexford Science & Technology, LLC, or Wexford).
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at June 30, 2013:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Stabilized	$3,839,591	111	9,025,214	99.2%
Lease up	1,552,135	63	5,436,561	70.0%
Total operating portfolio	5,391,726	174	14,461,775	90.8%

Development	120,993	6	1,292,262	65.5%
Redevelopment	20,327	2	143,757	77.6%
Pre-development	87,732	—	1,043,000	—
Unconsolidated partnership portfolio	32,250	3	355,080	56.0%
Development potential	200,193	—	3,306,000	—
Total portfolio	$5,853,221	185	20,601,874

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2013, our total operating portfolio was 90.8% leased on a weighted-average basis, to 288 tenants. As of December 31, 2012, our total operating portfolio was 92.1% leased on a weighted-average basis, to 209 tenants. The decrease in our total operating portfolio leased percentage and increase in number of tenants was primarily due to our acquisitions completed in 2013, which were 83.5% leased at acquisition.
Our leasing strategy for 2013 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of June 30, 2013, leases representing 1.2% and 6.5% of our leased square feet were scheduled to expire during 2013 and 2014, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
Results of Operations
Leasing Activity

During the six months ended June 30, 2013, we executed 49 leasing transactions representing 1,481,755 square feet, including 24 new leases totaling 842,501 square feet and 25 leases amended to extend their terms totaling 639,254 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the six months ended June 30, 2013:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2012	11,549,607
Acquisitions	2,428,965	$25.31	$29.53
Expirations	(1,040,989)	39.47	38.39
Terminations	(296,442)	42.74	49.07
Pre-leased delivery	294,860	31.15	33.33
Renewals, amendments, and extensions	639,254	42.03	40.85
New leases - first generation (3)	449,496	30.67	34.35
New leases - second generation (4)	25,279	27.60	29.97
Leased square feet as of June 30, 2013	14,050,030

Pre-leased square feet as of December 31, 2012	71,011
Pre-leased acquisitions	13,373	$18.00	$20.29
Pre-leased new leases - second generation (4)	367,726	39.81	41.07
Pre-leased delivery	(294,860)	31.15	33.33
Pre-leased square feet as of June 30, 2013	157,250
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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the six months ended June 30, 2013:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	25	639,254	$4.96	$3.33	$0.76
New leases - first generation	13	449,496	81.40	10.29	17.05
New leases - second generation	11	393,005	26.13	15.12	3.16
Total / weighted-average	49	1,481,755	$33.76	$8.57	$6.34
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $40.85 per square foot, representing a decrease of 4.4% over the previously expiring rents on a GAAP basis.

Development/Redevelopment Activity
The following summarizes our consolidated properties under development, redevelopment, pre-development or other construction activities at June 30, 2013 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)

Development
Heritage @ 4240	183,842	49.8%	$11,300	$26,200	Q1 2014
450 Kendall Street (Kendall G)	63,000	—	9,300	44,100	Q3 2015
Landmark at Eastview III	297,000	100.0%	4,700	121,400	Q3 2015
3737 Market Street	272,678	67.7%	26,200	82,700	Q3 2014
Piedmont Triad Research - Wake 90	475,742	76.2%	32,800	63,500	Q1 2014
Total / weighted-average	1,292,262	72.4%	$84,300	$337,900

Redevelopment
60 Hampshire Street	39,014	—	$4,400	$16,600	Q2 2014
1701 / 1711 Research Blvd	104,743	100.0%	13,300	28,200	Q1 2014
Total / weighted-average	143,757	72.9%	$17,700	$44,800

Total			$102,000
___________

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through June 30, 2013.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2013	2012	Change	Change
Development / Pre-development	$8,244	$2,422	$5,822	240.4%
Redevelopment	1,889	19,123	(17,234)	(90.1)%
Tenant improvements - first generation	20,379	32,320	(11,941)	(36.9)%
Recurring capital expenditures and second generation tenant improvements (1)	22,394	6,294	16,100	255.8%
Other capital	23,030	19,544	3,486	17.8%
Total capital expenditures	$75,936	$79,703	$(3,767)	(4.7)%
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

Total capital expenditures decreased $3.8 million to $75.9 million for the six months ended June 30, 2013 from $79.7 million for the six months ended June 30, 2012. The change was primarily the result of completion of construction of certain redevelopment properties in 2012 partially offset by an increase in maintenance capital expenditures and second generation tenant improvements related to increased leasing activity. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the six months ended June 30, 2013, we acquired approximately 2.9 million rentable square feet of laboratory and office space, which was 83.5% leased at acquisition, and approximately 580,000 square feet of development potential for approximately $842.6 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet	Investment	Percent Leased at Acquisition
				(In thousands)
Woodside Technology Park	San Francisco	February 28, 2013	255,650	$87,000	100.0%
The Campus at Lincoln Centre (1)	San Francisco	March 20, 2013	—	37,000	n/a
Wexford Science & Technology (2)	Various	May 31, 2013	2,555,174	669,100	81.2%
320 Charles Street	Boston	June 18, 2013	99,513	49,518	100.0%
Total			2,910,337	$842,618	83.5%
___________

(1)	Includes approximately 280,000 square feet of potential development.

(2)	Includes approximately 935,000 square feet in development and approximately 300,000 square feet of potential development.
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2013 or 2012), new properties (properties that were not owned for each of the three months ended June 30, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	11,513,134	11,513,134	2,731,643	1,502,381	2,696,017	611,473	N/A	N/A	16,940,794	13,626,988
Percent of total portfolio	68.0%	84.5%	16.1%	11.0%	15.9%	4.5%	N/A	N/A	100.0%	100.0%
Percent leased	88.1%	86.4%	44.6%	29.2%	92.4%	99.6%	N/A	N/A	81.8%	80.7%
Current annualized base rent per square foot - GAAP basis (1)	$38.28	$38.29	$27.46	$34.51	$34.44	$39.10	N/A	N/A	$36.68	$38.19
	Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$94,725	$91,979	$1,301	$2,130	$12,063	$1,597	$3	$2	$108,092	$95,708
Tenant recoveries	29,058	28,261	618	421	2,777	200	41	57	32,494	28,939
Other income	17,375	109	320	—	19	3	1,339	89	19,053	201
Total revenues	141,158	120,349	2,239	2,551	14,859	1,800	1,383	148	159,639	124,848
Rental operations	34,146	34,374	1,226	821	3,773	259	2,796	1,590	41,941	37,044
Net operating income/(loss)	107,012	85,975	1,013	1,730	11,086	1,541	(1,413)	(1,442)	117,698	87,804
Adjustments to cash basis (2)	(16,463)	(1,820)	(313)	1,042	(1,552)	(137)	(1,339)	(89)	(19,667)	(1,004)
Net operating income/(loss) - cash basis	$90,549	$84,155	$700	$2,772	$9,534	$1,404	$(2,752)	$(1,531)	$98,031	$86,800
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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	June 30,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$98,031	$86,800	$11,231	12.9%
Adjustment to cash basis	(19,667)	(1,004)
Net operating income	117,698	87,804	29,894	34.0%
Unallocated income / (expense) :
Depreciation and amortization expense	63,557	47,575	15,982	33.6%
General and administrative expense	10,396	8,576	1,820	21.2%
Acquisition-related expenses	2,120	12,245	(10,125)	(82.7)%
Income from operations	41,625	19,408	22,217	114.5%
Equity in net loss of unconsolidated partnerships	(267)	(317)	50	(15.8)%
Interest expense, net	(26,119)	(23,825)	(2,294)	9.6%
Other expense	(202)	(549)	347	(63.2)%
Income / (loss) from continuing operations	15,037	(5,283)	20,320	(384.6)%
Income from discontinued operations	—	49	(49)	(100.0)%
Net income / (loss)	$15,037	$(5,234)	$20,271	(387.3)%

Net Operating Income. Net operating income increased $29.9 million to $117.7 million for the three months ended June 30, 2013 compared to $87.8 million for the three months ended June 30, 2012. This increase was primarily due to lease termination income of $17.3 million for the three months ended June 30, 2013 (see the section entitled “Lease Terminations” below). Excluding the lease termination income, net operating income increased $12.7 million to $100.4 million for the three months ended June 30, 2013 compared to $87.7 million for the three months ended June 30, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 1.0 million square feet in 2012 and properties totaling approximately 2.0 million square feet in the six months ended June 30, 2013 contributed an additional $9.5 million in net operating income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, partially offset by the placement of two properties that were under development in 2012 into service, resulted in a decrease of $717,000 in net operating income for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

•
Same property net operating income, excluding the impact of lease terminations, increased $3.8 million to $89.7 million for the three months ended June 30, 2013 compared to $85.9 million for the three months ended June 30, 2012. This increase was primarily due to increased leasing activity in our same property portfolio during 2012 and 2013, which increased the leased percentage from 86.4% at June 30, 2012 to 88.1% at June 30, 2013, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 85.1% for the three months ended June 30, 2013 compared to 82.2% for the three months ended June 30, 2012, which contributed an additional $569,000 in net operating income for the three months ended June 30, 2013.

•
An increase in rental revenue of $2.7 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot remained consistent from $38.29 at June 30, 2012 to $38.28 at June 30, 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $16.0 million to $63.6 million for the three months ended June 30, 2013 compared to $47.6 million for the three months ended June 30, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling approximately 2.0 million square feet with an initial investment of $776.7 million in the six months ended June 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $1.8 million to $10.4 million for the three months ended June 30, 2013 compared to $8.6 million for the three months ended June 30, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and our continuing growth and compensation associated with our above-plan leasing and financial performance as compared to the prior year.

Acquisition-Related Expenses. Acquisition-related expenses decreased to $2.1 million for the three months ended June 30, 2013 compared to $12.2 million for the three months ended June 30, 2012. Acquisition-related expenses for the three months ended June 30, 2013 are primarily related to our merger with Wexford. Acquisition-related expenses for the three months ended June 30, 2012 are primarily related to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park.
Interest Expense, Net. Interest cost incurred for the three months ended June 30, 2013 totaled $29.3 million compared to $25.9 million for the three months ended June 30, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 due to the assumption of mortgages in our merger with Wexford and the issuance of unsecured senior notes in June 2012. Interest expense, net increased $2.3 million to $26.1 million for the three months ended June 30, 2013 compared to $23.8 million for the three months ended June 30, 2012, primarily as a result of the increase in interest cost incurred, partially offset by an increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Mortgage notes payable	$10,675	$9,882
Amortization of debt premium on mortgage notes payable	(310)	(130)
Amortization of deferred interest costs	1,711	1,736
Derivative instruments	593	467
Unsecured senior term loan	1,988	1,911
Exchangeable senior notes	1,688	1,688
Unsecured senior notes	10,334	7,767
Amortization of debt discount on notes	224	173
Unsecured line of credit	294	533
Unsecured line of credit fees	664	663
Amortization of deferred loan fees	1,374	1,225
Amortization - put call / preferred return	59	—
Interest cost incurred	29,294	25,915
Capitalized interest	(3,175)	(2,090)
Total interest expense, net	$26,119	$23,825

Other Expense. Other expense of $202,000 for the three months ended June 30, 2013 primarily consisted of foreign income tax expense related to entity level income taxes on our Granta Park investment. Other expense of $549,000 for the three months ended June 30, 2012 primarily consisted of the reclassification through net income of an unrealized loss from other comprehensive income due to significant declines in the value of investments in available-for-sale securities in a publicly traded company that we considered other-than-temporary.
Lease Terminations. During the three months ended June 30, 2013 and 2012, we recorded lease termination revenue of $17.3 million and $81,000, respectively. Lease termination revenue for the three months ended June 30, 2013 primarily related to the termination of a lease with Merck at our 320 Bent Street property and Elan at our Science Center at Oyster Point property. $2.2 million of revenue was recognized during the three months ended June 30, 2013 related to a cash payment received from Merck in August 2012, which was deferred and amortized until the lease termination effective date in August 2013. The total impact of the Elan lease termination consisted of the following (which was also recognized in part during the three months ended March 31, 2013):

Elan Lease Termination
Lease termination payment	$46,564
Accrued straight line revenue write-off	(4,800)
Above market lease intangible write-off	(6,604)
Lease termination revenue	35,160
Deferred lease costs write-off	(13,237)
Increase in reported net income	$21,923

Loss from Discontinued Operations. In April 2012, we completed the exchange of our Forbes Boulevard property and reclassified the income and expense attributable to the Forbes Boulevard property to discontinued operations for the three months ended June 30, 2012. Loss from discontinued operations was approximately $49,000 for the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2013 or 2012), new properties (properties that were not owned for each of the six months ended June 30, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	11,265,270	11,265,270	2,731,643	1,502,381	2,943,881	859,337	N/A	N/A	16,940,794	13,626,988
Percent of total portfolio	66.5%	82.7%	16.1%	11.0%	17.4%	6.3%	N/A	N/A	100.0%	100.0%
Percent leased	88.0%	86.5%	44.6%	29.2%	92.5%	94.0%	N/A	N/A	81.8%	80.7%
Current annualized base rent per square foot - GAAP basis (1)	$38.18	$38.21	$27.46	$34.51	$35.13	$39.87	N/A	N/A	$36.68	$38.19
	Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$184,575	$178,382	$2,952	$3,994	$23,515	$4,803	$6	$4	$211,048	$187,183
Tenant recoveries	59,522	55,838	1,054	895	4,473	517	82	140	65,131	57,390
Other income	41,389	165	321	—	34	3	2,167	117	43,911	285
Total revenues	285,486	234,385	4,327	4,889	28,022	5,323	2,255	261	320,090	244,858
Rental operations	68,869	67,178	2,266	1,681	6,953	1,304	4,406	3,610	82,494	73,773
Net operating income/(loss)	216,617	167,207	2,061	3,208	21,069	4,019	(2,151)	(3,349)	237,596	171,085
Adjustments to cash basis (2)	(35,833)	(2,498)	(356)	2,157	(2,424)	(397)	(2,167)	(117)	(40,780)	(855)
Net operating income/(loss) - cash basis	$180,784	$164,709	$1,705	$5,365	$18,645	$3,622	$(4,318)	$(3,466)	$196,816	$170,230
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

The following table provides a reconciliation of net operating income - cash basis to net income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$196,816	$170,230	$26,586	15.6%
Adjustments to cash basis	40,780	855	39,925	4,669.6%
Net operating income	237,596	171,085	66,511	38.9%
Unallocated income / (expense) :
Depreciation and amortization expense	124,320	92,508	31,812	34.4%
General and administrative expense	20,424	17,191	3,233	18.8%
Acquisition-related expenses	4,357	12,879	(8,522)	(66.2)%
Income from operations	88,495	48,507	39,988	82.4%
Equity in net loss of unconsolidated partnerships	(585)	(671)	86	(12.8)%
Interest expense, net	(52,021)	(46,044)	(5,977)	13.0%
Other expense	(3,392)	(375)	(3,017)	804.5%
Income from continuing operations	32,497	1,417	31,080	2,193.4%
Loss from discontinued operations	—	(4,370)	4,370	(100.0)%
Net income / (loss)	$32,497	$(2,953)	$35,450	(1,200.5)%

Net Operating Income. Net operating income increased $66.5 million to $237.6 million for the six months ended June 30, 2013 compared to $171.1 million for the six months ended June 30, 2012. This increase was primarily due to lease termination income of $41.3 million for the six months ended June 30, 2013 (see the section entitled "Lease Terminations" below). Excluding the lease termination income, net operating income increased $25.3 million to $196.3 million for the six months ended June 30, 2013 compared to $171.0 million for the six months ended June 30, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 1.0 million square feet in 2012 and properties totaling approximately 2.0 million square feet in the six months ended June 30, 2013 contributed an additional $17.1 million in net operating income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, partially offset by the placement of one property that was under development in 2012 into service, resulted in a decrease of $1.1 million in net operating income for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

•
Same property net operating income, excluding the impact of lease terminations, increased $8.2 million to $175.3 million for the six months ended June 30, 2013 compared to $167.1 million for the six months ended June 30, 2012. This increase was primarily due to increased leasing activity in our same property portfolio during 2012 and 2013, which increased the leased percentage from 86.5% at June 30, 2012 to 88% at June 30, 2013, and resulted in the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 86.4% for the six months ended June 30, 2013 compared to 83.1% for the six months ended June 30, 2012, which contributed an additional $2.0 million in net operating income for the six months ended June 30, 2013.

•
An increase in rental revenue of $6.2 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased to $38.18 at June 30, 2013 from $38.21 at June 30, 2012 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $31.8 million to $124.3 million for the six months ended June 30, 2013 compared to $92.5 million for the six months ended June 30, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling approximately 2.0 million square feet with an initial investment of $776.7 million in the six months ended June 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $3.2 million to $20.4 million for the six months ended June 30, 2013 compared to $17.2 million for the six months ended June 30, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and continuing growth and compensation associated with our above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $4.4 million for the six months ended June 30, 2013 compared to $12.9 million for the six months ended June 30, 2012. Acquisition-related expenses for the six months ended June 30, 2013 primarily related to our merger with Wexford. Acquisition-related expenses for the six months ended June 30, 2012 primarily related to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park.
Interest Expense, Net. Interest cost incurred for the six months ended June 30, 2013 totaled $58.0 million compared to $50.5 million for the six months ended June 30, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness. Interest expense, net increased $6.0 million to $52.0 million for the six months ended June 30, 2013 compared to $46.0 million for the six months ended June 30, 2012, primarily as a result of the increase in interest cost incurred, partially offset by an increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Mortgage notes payable	$20,679	$20,157
Amortization of debt premium on mortgage notes payable	(499)	(361)
Amortization of deferred interest costs	3,429	3,479
Derivative instruments	1,152	477
Unsecured senior term loan	3,928	1,953
Exchangeable senior notes	3,375	3,375
Unsecured senior notes	20,669	15,445
Amortization of debt discount on notes	444	341
Unsecured line of credit	755	2,042
Unsecured line of credit fees	1,320	1,326
Amortization of deferred loan fees	2,725	2,260
Amortization - put call / preferred return	59	—
Interest cost incurred	58,036	50,494
Capitalized interest	(6,015)	(4,450)
Total interest expense, net	$52,021	$46,044

Other Expense. Other expense consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Gain on early extinguishment of debt	$—	$216
Impairment of securities	(2,825)	(545)
Realized gain on sale of securities	82	—
Loss on foreign currency transactions	(152)	(8)
Income tax expense	(497)	(38)
Total other expense	$(3,392)	$(375)

During the six months ended June 30, 2012, we repaid in full the outstanding mortgage notes totaling approximately $26.2 million pertaining to the Sidney Street and 6828 Nancy Ridge Drive properties. This resulted in the recognition of a gain on early extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. Also during the six months ended June 30, 2012, significant declines in the value of investments in available-for-sale securities in a publicly traded company that we considered other-than-temporary resulted in the reclassification of an unrealized loss from other comprehensive income to impairment of securities.
For the six months ended June 30, 2013, we recorded $2.8 million in impairment charges, related to our cost basis investment in and notes receivable from, a privately-held company that is in liquidation.
For both the six months ended June 30, 2013 and 2012, loss on foreign currency transactions reflects decreasing foreign currency rates on our unhedged transactions involving nonfunctional currencies. Income tax expense primarily relates to entity level income taxes on our Granta Park investment.
Lease Terminations. During the six months ended June 30, 2013 and 2012, we recorded lease termination revenue of $41.3 million and $113,000, respectively. Lease termination revenue for the six months ended June 30, 2013 primarily related to the termination of leases with Merck at our 320 Bent Street property and Elan at our Science Center at Oyster Point property.
Loss from Discontinued Operations. Loss from discontinued operations was approximately $4.4 million for the six months ended June 30, 2012 due to an impairment loss that was recorded as a result of the completion of the exchange of our Forbes Boulevard property.

Cash Flows
Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$144,575	$108,118	$36,457
Net cash used in investing activities	(614,330)	(450,952)	(163,378)
Net cash provided by financing activities	477,032	343,738	133,294
Ending cash and cash equivalents balance	27,666	17,385	10,281

Net cash provided by operating activities increased $36.5 million to $144.6 million for the six months ended June 30, 2013 compared to $108.1 million for the six months ended June 30, 2012. The increase was primarily due to cash flow generated by acquisitions, cash rent starts on new leases and lease termination payments.

Net cash used in investing activities increased $163.4 million to $614.3 million for the six months ended June 30, 2013 compared to $451.0 million for the six months ended June 30, 2012. The increase primarily reflects increased acquisition-related activity and funding of our construction loan receivable during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net cash provided by financing activities increased $133.3 million to $477.0 million for the six months ended June 30, 2013 compared to $343.7 million for the six months ended June 30, 2012. The increase primarily reflects increased financing requirements due to increased acquisition-related activity and funding of our construction loan receivable during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The proceeds from our common stock offerings in February 2013 and April 2013 were primarily used to redeem our Series A preferred stock and to acquire properties, including Wexford.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income / (loss) available to the common stockholders	$14,803	$(8,713)	$23,194	$(10,053)
Adjustments:
Impairment loss	—	—	—	4,552
Noncontrolling interests in operating partnership(1)	263	(166)	416	(192)
Depreciation and amortization - unconsolidated partnerships	367	323	736	645
Depreciation and amortization - consolidated entities	63,557	47,575	124,320	92,508
Depreciation and amortization - discontinued operations	—	—	—	92
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(164)	(27)	(194)	(55)
FFO available to common shares and units - basic	78,826	38,992	148,472	87,497
Interest expense on Exchangeable Senior Notes(2)	1,688	1,688	3,375	3,375
FFO available to common shares and units - diluted	80,514	40,680	151,847	90,872
Acquisition-related expenses	2,120	12,245	4,357	12,879
CFFO available to common shares and units - diluted	$82,634	$52,925	$156,204	$103,751
FFO per share - diluted	$0.40	$0.24	$0.81	$0.54
CFFO per share - diluted	$0.41	$0.32	$0.83	$0.62
Weighted-average common shares and units outstanding - diluted(2) (3)	201,716,873	167,238,695	188,119,664	167,237,418
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of BioMed Realty, L.P., included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. Both the three and six months ended June 30, 2013 include 10,259,496 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method. Both the three and six months ended June 30, 2012 include 10,127,232 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended June 30, 2013 and 2012 include 1,306,211 and 1,388,901 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The six months ended June 30, 2013 and 2012 include 1,351,953 and 1,437,928 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The three and six months ended June 30, 2012 includes

2,947,140 and 2,956,543 shares issuable upon redemption of OP units, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share, respectively.

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
As of June 30, 2013, the Company owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or common partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, including borrowings under its unsecured line of credit, to develop new or existing properties, to acquire properties or for general corporate purposes.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2013 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$65,334	$362,415	$9,006	$212,416	$30,294	$129,819	$809,284
Unsecured line of credit	—	—	240,000	—	—	—	240,000
Term Loan - U.S. dollars	—	—	—	—	243,596	—	243,596
Term Loan - GBP (1)	—	—	—	—	152,080	—	152,080
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	65,334	362,415	249,006	612,416	425,970	809,819	2,524,960
Share of unconsolidated indebtedness:
Secured mortgage	—	1,334	—	—	—	—	1,334
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	27,795	1,334	—	—	—	—	29,129
Total indebtedness	$93,129	$363,749	$249,006	$612,416	$425,970	$809,819	$2,554,089
____________

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at June 30, 2013 and December 31, 2012, respectively.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that it was in compliance with all covenants as of June 30, 2013.
On February 19, 2013, our Parent Company issued 14,605,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 1,905,000 shares, resulting in net proceeds of approximately $287.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were contributed to us in exchange for 14,605,000 operating partnership units, and we utilized the net proceeds to fund the acquisition of the Woodside Technology

Park property, to fund a portion of the redemption of our Parent Company’s Series A preferred stock, to repay a portion of the outstanding indebtedness on our unsecured line of credit and for other general corporate and working capital purposes.
On March 15, 2013, our Parent Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.
On April 2, 2013, our Parent Company issued 17,250,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 2,250,000 shares, resulting in net proceeds of approximately $354.1 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were contributed to us in exchange for 17,250,000 operating partnership units, and we expect to utilize the net proceeds to fund a portion of the purchase price in connection with our merger Wexford, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.
On May 31, 2013, we completed our merger with Wexford. The aggregate consideration for Wexford at the close of the transaction was approximately $669.1 million. We assumed approximately $255 million in debt at fair-value. The sellers received 5,568,227 shares of our Parent Company's common stock and 336,960 operating partnership units, with the balance of the merger consideration paid in cash.
On June 18, 2013, we acquired the 320 Charles Street property in Cambridge, Massachusetts for $49.5 million, with approximately $8.0 million paid in cash and the remaining consideration paid through the issuance of 2,034,211 operating partnership units.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of June 30, 2013.
The Term Loan and the credit agreement governing our unsecured line of credit include certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of June 30, 2013.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At June 30, 2013, we had acquired a participating interest in a construction loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $489.4 million related to funding the construction loan, tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, the issuance of long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets. Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities. We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis. We also expect to utilize tax credits, grants and other subsidies from time to time to fund development activities. In addition, we have an investment grade credit rating, which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing.
BioMed Realty Trust, Inc.’s total capitalization at June 30, 2013 was approximately $6.5 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	June 30, 2013
Debt:
Mortgage notes payable (1)		$809,284	12.4%
Exchangeable Senior Notes		180,000	2.8%
Notes due 2016 (1)		400,000	6.1%
Notes due 2020 (1)		250,000	3.8%
Notes due 2022 (1)		250,000	3.8%
Term Loan (2)		395,676	6.1%
Unsecured line of credit		240,000	3.7%
Total debt		2,524,960	38.7%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	197,364,085	3,992,675	61.3%
Total capital		3,992,675	61.3%
Total capitalization		$6,517,635	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.62 to £1.00 at June 30, 2013 and December 31, 2012, respectively.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $20.23 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At June 30, 2013, 191,948,111 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Our organizational documents do not limit the amount of indebtedness that we may incur, and we may adjust the amount of indebtedness that we incur from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company's common stock. The terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Term Loan credit facility and the credit agreement governing our unsecured line of credit require compliance with various financial covenants and ratios, which are discussed in detail above.
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
Off-Balance Sheet Arrangements
As of June 30, 2013, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.7 million and the liabilities were $2.7 million at June 30, 2013.

The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.8 million and $14.1 million at June 30, 2013 and December 31, 2012, respectively, and the liabilities were $10.5 million at June 30, 2013 and December 31, 2012. Our equity in net income of the McKellar Court partnership was $453,000 and $455,000 for the six months ended June 30, 2013 and 2012, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $251.7 million and $249.9 million at June 30, 2013 and December 31, 2012, respectively, and the liabilities were $146.6 million and $144.7 million at June 30, 2013 and December 31, 2012, respectively. Our equity in net loss of the PREI joint ventures was $1.0 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, and VIEs at eight properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	June 30, 2013	December 31, 2012	Maturity Date
BioPark Fremont	50%	3.7%	$1,334	$—	May 1, 2014
PREI I LLC (3) (4)	20%	3.2%	27,795	27,795	August 13, 2013
Total			$29,129	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of June 30, 2013.

(3)	The wholly-owned subsidiary of PREI I LLC has an option to extend the maturity date of this loan for one year, which we expect will be exercised.

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

Cash Distribution Policy

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet a number of organizational and operational requirements, including the requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to U.S. corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent tax years. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain foreign, state and local taxes on our income and to federal income and excise taxes on our undistributed taxable income, i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Code and applicable regulations thereunder.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June, 2013:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2011	March 14, 2011	April 15, 2011	$0.200	$0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
June 30, 2013	June 14, 2013	July 15, 2013	0.235	—
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
Our unsecured line of credit, a portion of our Term Loan, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair-values relevant to financial instruments depend upon prevailing market interest rates. Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk, equity price risk and foreign currency exchange rate risk.
Interest Rate Risk

As of June 30, 2013, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	June 30, 2013
Fixed interest rate (2)	$1,790,304	70.7%	5.25%
Variable interest rate - hedged (3)	352,080	13.9%	2.63%
Variable interest rate - unhedged (4)	389,496	15.4%	1.62%
Total/weighted-average effective interest rate	$2,531,880	100.0%	4.33%
____________

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portion of our Term Loan, which bears interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 at June 30, 2013. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan at approximately 2.39% for the remaining term of the Term Loan (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)	Includes variable rate mortgages, the unhedged portion of our Term Loan and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.
To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2013, the fair-value of the fixed-rate debt was estimated to be $1.9 billion compared to the net carrying value of $1.8 billion (including debt premiums and discounts). At June 30, 2013, the fair-value of all variable-rate debt was estimated to be equal to the net carrying value of $741.6 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2013 in relation to total assets of $5.9 billion and equity market capitalization of $4.0 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan, our variable rate mortgage and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan, and excluding variable rate mortgage notes repaid subsequent to quarter end, at June 30, 2013, a 1% change in interest rates would change our interest costs by approximately $3.6 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately-held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of June 30, 2013, would equal approximately $3.6 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended June 30, 2013 and 2012, total revenues from our foreign subsidiary were $4.5 million and $901,000, respectively, which represented 2.8% and 0.7% of our total revenues, for the respective periods. For the six months ended June 30, 2013 and 2012, total revenues from our foreign subsidiary were $9.0 million and $901,000, respectively, which represented 2.8% and 0.4% of our total revenues, for the respective periods. Our net investment in properties outside the United States was $190.9 million and $188.8 million as of June 30, 2013 and December 31, 2012, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $38.9 million as of June 30, 2013.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
Our annual report on Form 10-K for the year ended December 31, 2012 includes detailed discussions of our risk factors under the heading “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our annual report on Form 10-K as a result of certain events that occurred during the quarter ended June 30, 2013. You should carefully consider the risk factors discussed in our annual report on Form 10-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations or growth prospects.
We are subject to risks associated with tax credits, grants and other subsidies utilized to partially fund construction activities.
We are a party from time to time to certain contractual arrangements established with the intent to receive the benefits of historic tax credits, new market tax credits, tax increment financings, grants and other subsidies, which we have utilized and intend to continue to utilize to fund a portion of the development costs at certain of our properties. Risks associated with these arrangements include, among others:

•
Non-compliance with applicable laws, regulations and contractual provisions could result in projected benefits not being realized, and, with regard to historic tax credits and new market tax credits, require a refund or reduction of capital contributions from the investor that is a party to that transaction;

•	Counterparty credit risks and funding risks, including, for example, the reliance in part on increasing real estate values to repay investors in tax increment financing transactions;

•	Changes in government rules that eliminate, reduce or otherwise adversely affect our ability to qualify for the benefits of these arrangements; and

•	Potential increases in federal income taxes on taxable income at regular corporate tax rates for certain arrangements where we are required to utilize our taxable REIT subsidiary.
Our inability to effectively utilize tax credits, grants and other subsidies to partially fund construction activities, or any required refund or reduction of capital contributions in connection with tax credit financing, could adversely affect our business and limit our growth.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)

During the three months ended June 30, 2013, our Parent Company issued, net of forfeitures, an aggregate of 88,246 shares of its common stock in connection with restricted stock awards under its incentive award plan, of which 68,177 shares were issued for no cash consideration and 20,069 shares were issued on May 31, 2013 as part of the aggregate consideration paid by us in connection with our acquisition of Wexford. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act. During the three months ended June 30, 2013, the operating partnership issued an aggregate of 88,246 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

On April 2, 2013, our Parent Company sold 17,250,000 shares of its common stock, including the exercise in full of the underwriters' option to purchase an additional 2,250,000 shares, to Morgan Stanley & Co. LLC and Raymond James & Associates, Inc., as representatives of the underwriters. Our Parent Company contributed the net proceeds from this offering of approximately $354.1 million, after deducting the underwriters' discounts and commissions and offering expenses, to us in exchange for 17,250,000 operating partnership units. The operating partnership units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The shares of common stock were offered and sold under a prospectus supplement and related prospectus filed with the Securities and Exchange Commission pursuant to our shelf registration statement on Form S-3 (File No 33-183669).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.
10.1	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(1)
10.2	First Amendment to the 2004 incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(1)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	August 7, 2013	Dated:	August 7, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.
10.1	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(1)
10.2	First Amendment to the 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(1)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.