Form 10-Q
period 2013-09-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2013-11-06
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of November 6, 2013 was 192,111,755.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of September 30, 2013, BioMed Realty Trust, Inc. owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$5,172,102	$4,319,716
Investments in unconsolidated partnerships	31,978	32,367
Cash and cash equivalents	29,230	19,976
Accounts receivable, net	10,580	4,507
Accrued straight-line rents, net	169,272	152,096
Deferred leasing costs, net	202,393	172,363
Other assets	278,600	133,454
Total assets	$5,894,155	$4,834,479
LIABILITIES AND EQUITY
Mortgage notes payable, net	$716,733	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,850	894,177
Unsecured senior term loans	755,226	405,456
Unsecured line of credit	20,000	118,000
Accounts payable, accrued expenses and other liabilities	311,287	180,653
Total liabilities	2,878,096	2,349,938
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, no shares issued and outstanding at September 30, 2013; and 7,920,000 shares issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per share)	—	191,469
Common stock, $.01 par value, 250,000,000 shares authorized, 192,106,749 shares issued and outstanding at September 30, 2013; and 200,000,000 shares authorized, 154,327,818 shares issued and outstanding at December 31, 2012	1,921	1,543
Additional paid-in capital	3,552,595	2,781,849
Accumulated other comprehensive loss, net	(38,618)	(54,725)
Dividends in excess of earnings	(545,819)	(443,280)
Total stockholders’ equity	2,970,079	2,476,856
Noncontrolling interests	45,980	7,685
Total equity	3,016,059	2,484,541
Total liabilities and equity	$5,894,155	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental	$116,884	$101,467	$327,932	$288,650
Tenant recoveries	38,907	31,765	104,037	89,155
Other revenue	3,441	1,305	47,352	1,590
Total revenues	159,232	134,537	479,321	379,395
Expenses:
Rental operations	51,688	38,944	134,182	112,717
Depreciation and amortization	61,898	51,372	186,219	143,882
General and administrative	11,934	10,226	32,358	27,416
Acquisition-related expenses	907	176	5,263	13,055
Total expenses	126,427	100,718	358,022	297,070
Income from operations	32,805	33,819	121,299	82,325
Equity in net loss of unconsolidated partnerships	(112)	(339)	(697)	(1,011)
Interest expense, net	(27,870)	(26,817)	(79,890)	(72,863)
Other expense	(687)	(208)	(4,079)	(580)
Income from continuing operations	4,136	6,455	36,633	7,871
Loss from discontinued operations	—	—	—	(4,370)
Net income	4,136	6,455	36,633	3,501
Net loss / (income) attributable to noncontrolling interests	111	(46)	(268)	156
Net income attributable to the Company	4,247	6,409	36,365	3,657
Preferred stock dividends	—	(3,651)	(2,393)	(10,952)
Cost on redemption of preferred stock	—	—	(6,531)	—
Net income / (loss) available to common stockholders	$4,247	$2,758	$27,441	$(7,295)
Income / (loss) from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.02	$0.02	$0.15	$(0.02)
Loss from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.02	$0.02	$0.15	$(0.05)
Weighted-average common shares outstanding:
Basic	190,646,722	152,785,451	179,138,169	152,739,130
Diluted	196,131,643	155,728,209	183,121,240	152,739,130

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$4,136	$6,455	$36,633	$3,501
Other comprehensive income:
Foreign currency translation adjustments	1,866	576	(252)	3,567
Unrealized (loss) / gain from derivative instruments, net	(771)	(1,966)	4,405	(5,563)
Amortization of deferred interest costs	1,705	1,730	5,134	5,209
Reclassification of unrealized loss on equity securities	—	—	—	545
Reclassification on sale of equity securities	—	(6)	—	(38)
Unrealized gain / (loss) on equity securities	2,280	10	8,435	(509)
Total other comprehensive income	5,080	344	17,722	3,211
Comprehensive income	9,216	6,799	54,355	6,712
Comprehensive (income) / loss attributable to noncontrolling interests	(493)	(51)	(1,883)	95
Comprehensive income attributable to the Company	$8,723	$6,748	$52,472	$6,807

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541
Net proceeds from sale of common stock	—	31,855,000	319	640,811	—	—	641,130	—	641,130
Net issuances of unvested restricted common stock	—	335,308	3	(4,803)	—	—	(4,800)	—	(4,800)
Conversion of OP units to common stock	—	20,396	—	(87)	—	—	(87)	87	—
Redemption of Series A preferred stock	(191,469)	—	—	—	—	(6,531)	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	9,324	—	—	9,324	—	9,324
Issuance of common stock in connection with Wexford merger	—	5,568,227	56	116,487	—	—	116,543	—	116,543
Issuance of OP units	—	—	—	—	—	—	—	48,571	48,571
Reallocation of noncontrolling interests to equity	—	—	—	9,014	—	—	9,014	(9,014)	—
Common stock dividends	—	—	—	—	—	(129,980)	(129,980)	—	(129,980)
OP unit distributions	—	—	—	—	—	—	—	(3,232)	(3,232)
Net income	—	—	—	—	—	36,365	36,365	268	36,633
Preferred stock dividends	—	—	—	—	—	(2,393)	(2,393)	—	(2,393)
Foreign currency translation adjustments	—	—	—	—	(267)	—	(267)	15	(252)
Unrealized gain on equity securities	—	—	—	—	7,075	—	7,075	1,360	8,435
Amortization of deferred interest costs	—	—	—	—	5,013	—	5,013	121	5,134
Unrealized gain on derivative instruments, net	—	—	—	—	4,286	—	4,286	119	4,405
Balance at September 30, 2013	$—	192,106,749	$1,921	$3,552,595	$(38,618)	$(545,819)	$2,970,079	$45,980	$3,016,059

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities:
Net income	$36,633	$3,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,219	143,974
Allowance for doubtful accounts	730	1,167
Non-cash revenue adjustments	9,590	9,045
Other non-cash adjustments	9,903	15,283
Compensation expense related to restricted common stock and LTIP units	9,567	8,670
Distributions representing a return on capital from unconsolidated partnerships	178	1,145
Changes in operating assets and liabilities:
Accounts receivable	(5,573)	(2,040)
Accrued straight-line rents	(17,470)	(15,740)
Deferred leasing costs	(12,833)	(9,873)
Other assets	(14,001)	(2,925)
Accounts payable, accrued expenses and other liabilities	1,759	23,825
Net cash provided by operating activities	204,702	176,032
Investing activities:
Purchases of investments in real estate and related intangible assets	(471,910)	(367,785)
Capital expenditures	(142,833)	(110,205)
Contributions from historic tax credit transactions, net of deferred costs	8,620	—
Contributions from new market tax credit transactions, net of deferred costs	4,078	—
Draws on construction loan receivable	(95,303)	—
Contributions to unconsolidated partnerships, net	(983)	(1,351)
Purchases of debt and equity securities	(12,674)	(5,101)
Proceeds from the sale of debt and equity securities	6,103	133
Net cash used in investing activities	(704,902)	(484,309)
Financing activities:
Proceeds from common stock offering	668,553	—
Payment of offering costs	(27,423)	—
Redemption of Series A preferred stock	(198,000)	—
Payment of deferred loan costs	(7,172)	(5,989)
Unsecured line of credit proceeds	687,000	543,000
Unsecured line of credit payments	(785,000)	(724,000)
Mortgage notes proceeds	4,182	—
Principal payments on mortgage notes payable	(112,837)	(38,533)
Proceeds from unsecured senior term loans	350,000	556,404
Unsecured senior term loan payments	—	(156,404)
Proceeds from unsecured senior notes	—	247,815
Release of restriction of cash for repayment of debt	60,000	—
Distributions to operating partnership unit and LTIP unit holders	(2,648)	(1,865)
Dividends paid to common stockholders	(121,103)	(97,116)
Dividends paid to preferred stockholders	(6,045)	(10,950)

	Nine Months Ended
	September 30,
	2013	2012

Net cash provided by financing activities	509,507	312,362
Effect of exchange rate changes on cash and cash equivalents	(53)	150
Net increase in cash and cash equivalents	9,254	4,235
Cash and cash equivalents at beginning of period	19,976	16,411
Cash and cash equivalents at end of period	$29,230	$20,646
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $9,999 and $6,376 during the nine months ended September 30, 2013 and 2012, respectively)	$67,079	$58,978
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$—	$3,651
Accrual for common stock dividends declared	45,145	33,182
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,273	633
Accrued additions to real estate and related intangible assets	60,246	28,545
Mortgage notes assumed (includes premiums of $8,671 and $1,802 during the nine months ended September 30, 2013 and 2012, respectively)	254,660	25,947
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—
Deposits applied for acquisitions	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments in real estate, net	$5,172,102	$4,319,716
Investments in unconsolidated partnerships	31,978	32,367
Cash and cash equivalents	29,230	19,976
Accounts receivable, net	10,580	4,507
Accrued straight-line rents, net	169,272	152,096
Deferred leasing costs, net	202,393	172,363
Other assets	278,600	133,454
Total assets	$5,894,155	$4,834,479
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$716,733	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	894,850	894,177
Unsecured senior term loans	755,226	405,456
Unsecured line of credit	20,000	118,000
Accounts payable, accrued expenses and other liabilities	311,287	180,653
Total liabilities	2,878,096	2,349,938
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, no units issued and outstanding at September 30, 2013; and 7,920,000 units issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per unit)	—	191,469
Limited partners' capital, 5,415,974 and 2,932,758 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	46,498	7,937
General partner's capital, 192,106,749 and 154,327,818 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively	3,005,434	2,338,464
Accumulated other comprehensive loss	(35,355)	(53,077)
Total partners’ capital	3,016,577	2,484,793
Noncontrolling interests deficit	(518)	(252)
Total capital	3,016,059	2,484,541
Total liabilities and capital	$5,894,155	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Rental	$116,884	$101,467	$327,932	$288,650
Tenant recoveries	38,907	31,765	104,037	89,155
Other revenue	3,441	1,305	47,352	1,590
Total revenues	159,232	134,537	479,321	379,395
Expenses:
Rental operations	51,688	38,944	134,182	112,717
Depreciation and amortization	61,898	51,372	186,219	143,882
General and administrative	11,934	10,226	32,358	27,416
Acquisition-related expenses	907	176	5,263	13,055
Total expenses	126,427	100,718	358,022	297,070
Income from operations	32,805	33,819	121,299	82,325
Equity in net loss of unconsolidated partnerships	(112)	(339)	(697)	(1,011)
Interest expense, net	(27,870)	(26,817)	(79,890)	(72,863)
Other expense	(687)	(208)	(4,079)	(580)
Income from continuing operations	4,136	6,455	36,633	7,871
Loss from discontinued operations	—	—	—	(4,370)
Net income	4,136	6,455	36,633	3,501
Net loss attributable to noncontrolling interests	229	7	266	16
Net income attributable to the Operating Partnership	4,365	6,462	36,899	3,517
Preferred unit distributions	—	(3,651)	(2,393)	(10,952)
Cost on redemption of preferred units	—	—	(6,531)	—
Net income / (loss) available to unitholders	$4,365	$2,811	$27,975	$(7,435)
Income / (loss) from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$0.02	$0.02	$0.15	$(0.02)
Loss from discontinued operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$—	$—	$(0.03)
Net income / (loss) per unit available to unitholders:
Basic and diluted earnings per unit	$0.02	$0.02	$0.15	$(0.05)
Weighted-average units outstanding:
Basic	196,062,696	155,699,816	183,048,587	155,661,231
Diluted	196,131,643	155,699,816	183,120,286	155,661,231

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$4,136	$6,455	$36,633	$3,501
Other comprehensive income:
Foreign currency translation adjustments	1,866	576	(252)	3,567
Unrealized (loss) / gain from derivative instruments, net	(771)	(1,966)	4,405	(5,563)
Amortization of deferred interest costs	1,705	1,730	5,134	5,209
Reclassification of unrealized loss on equity securities	—	—	—	545
Reclassification on sale of equity securities	—	(6)	—	(38)
Unrealized gain / (loss) on equity securities	2,280	10	8,435	(509)
Total other comprehensive income	5,080	344	17,722	3,211
Comprehensive income	9,216	6,799	54,355	6,712
Comprehensive loss attributable to noncontrolling interests	229	7	266	16
Comprehensive income attributable to the Operating Partnership	$9,445	$6,806	$54,621	$6,728

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests Deficit	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541
Proceeds from issuance of OP units	—	—	2,034,211	41,518	31,855,000	641,130	—	682,648	—	682,648
Net issuances of unvested restricted OP units	—	—	132,441	—	335,308	(4,800)	—	(4,800)	—	(4,800)
Conversion of OP units	—	—	(20,396)	87	20,396	(87)	—	—	—	—
Redemption of Series A preferred units	(7,920,000)	(198,000)	—	—	—	—	—	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	—	—	9,324	—	9,324	—	9,324
Issuance of OP units in connection with Wexford merger	—	—	336,960	7,053	5,568,227	116,543	—	123,596	—	123,596
Reallocation of capital to limited partners	—	—	—	(7,399)	—	7,399	—	—	—	—
Distributions	—	(2,393)	—	(3,232)	—	(129,980)	—	(135,605)	—	(135,605)
Net income	—	8,924	—	534	—	27,441	—	36,899	(266)	36,633
Foreign currency translation adjustments	—	—	—	—	—	—	(252)	(252)	—	(252)
Unrealized gain on equity securities	—	—	—	—	—	—	8,435	8,435	—	8,435
Amortization of deferred interest costs	—	—	—	—	—	—	5,134	5,134	—	5,134
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	4,405	4,405	—	4,405
Balance at September 30, 2013	—	$—	5,415,974	$46,498	192,106,749	$3,005,434	$(35,355)	$3,016,577	$(518)	$3,016,059

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities:
Net income	$36,633	$3,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,219	143,974
Allowance for doubtful accounts	730	1,167
Non-cash revenue adjustments	9,590	9,045
Other non-cash adjustments	9,903	15,283
Compensation expense related to share-based payments	9,567	8,670
Distributions representing a return on capital from unconsolidated partnerships	178	1,145
Changes in operating assets and liabilities:
Accounts receivable	(5,573)	(2,040)
Accrued straight-line rents	(17,470)	(15,740)
Deferred leasing costs	(12,833)	(9,873)
Other assets	(14,001)	(2,925)
Accounts payable, accrued expenses and other liabilities	1,759	23,825
Net cash provided by operating activities	204,702	176,032
Investing activities:
Purchases of investments in real estate and related intangible assets	(471,910)	(367,785)
Capital expenditures	(142,833)	(110,205)
Contributions from historic tax credit transactions, net of deferred costs	8,620	—
Contributions from new market tax credit transactions, net of deferred costs	4,078	—
Draws on construction loan receivable	(95,303)	—
Contributions to unconsolidated partnerships, net	(983)	(1,351)
Purchases of debt and equity securities	(12,674)	(5,101)
Proceeds from the sale of debt and equity securities	6,103	133
Net cash used in investing activities	(704,902)	(484,309)
Financing activities:
Proceeds from issuance of OP units	641,130	—
Redemption of Series A preferred units	(198,000)	—
Payment of deferred loan costs	(7,172)	(5,989)
Unsecured line of credit proceeds	687,000	543,000
Unsecured line of credit payments	(785,000)	(724,000)
Mortgage notes proceeds	4,182	—
Principal payments on mortgage notes payable	(112,837)	(38,533)
Proceeds from unsecured senior term loans	350,000	556,404
Unsecured senior term loan payments	—	(156,404)
Proceeds from unsecured senior notes	—	247,815
Release of restriction of cash for repayment of debt	60,000	—

	Nine Months Ended
	September 30,
	2013	2012

Distributions paid to unitholders	(123,751)	(98,981)
Distributions paid to preferred unitholders	(6,045)	(10,950)
Net cash provided by financing activities	509,507	312,362
Effect of exchange rate changes on cash and cash equivalents	(53)	150
Net increase in cash and cash equivalents	9,254	4,235
Cash and cash equivalents at beginning of period	19,976	16,411
Cash and cash equivalents at end of period	$29,230	$20,646
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $9,999 and $6,376 during the nine months ended September 30, 2013 and 2012, respectively)	$67,079	$58,978
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$46,418	$33,815
Accrual for preferred unit distributions declared	—	3,651
Accrued additions to real estate and related intangible assets	60,246	28,545
Mortgage notes assumed (includes premiums of $8,671 and $1,802 during the nine months ended September 30, 2013 and 2012, respectively)	254,660	25,947
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—
Deposits applied for acquisitions	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego and New York and, through Wexford Science and Technology, LLC and related entities (collectively, "Wexford"), with universities and their related medical systems such as Wake Forest University in Winston-Salem, North Carolina, University of Pennsylvania in Philadelphia, Pennsylvania, and Washington University in St. Louis, Missouri.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended September 30, 2013 and 2012, total revenues from properties outside the United States were $4.5 million and $4.4 million, respectively, which represented 2.8% and 3.3% of the Company’s total revenues during the respective periods. For the nine months ended September 30, 2013 and 2012, total revenues from properties outside the United States were $13.5 million and $5.3 million, respectively, which represented 2.8% and 1.4% of the Company's total revenues during the respective periods. The Company’s net investment in properties outside the United States was $190.5 million and $188.8 million at September 30, 2013 and December 31, 2012, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in five VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Investment in real estate, net	$332,004	$334,331
Total assets	371,341	369,460
Total debt	143,538	144,889
Total liabilities	152,051	149,336

The Company is also a party to certain VIEs through its ownership of Wexford, which are described in further detail in Note 11.

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$692,633	$702,993
Land under development	133,372	48,744
Buildings and improvements	4,771,874	4,028,089
Construction in progress	311,296	143,340
	5,909,175	4,923,166
Accumulated depreciation	(737,073)	(603,450)
	$5,172,102	$4,319,716

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

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately

20 years as of September 30, 2013. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at September 30, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	September 30, 2013	Amortization	Net
Acquired in-place leases	$368,733	$(225,811)	$142,922
Acquired management agreements	25,801	(19,677)	6,124
Deferred leasing and other direct costs	82,205	(28,858)	53,347
	$476,739	$(274,346)	$202,393

Deferred leasing costs, net at December 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2012	Amortization	Net
Acquired in-place leases	$303,521	$(185,463)	$118,058
Acquired management agreements	24,963	(15,242)	9,721
Deferred leasing and other direct costs	68,175	(23,591)	44,584
	$396,659	$(224,296)	$172,363

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Available-for-sale securities, historical cost	$8,840	$275
Unrealized gain, net	8,551	115
Available-for-sale securities, fair-value (1)	17,391	390
Privately-held securities, cost basis	13,130	12,280
Total equity securities	$30,521	$12,670
____________

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly traded companies. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the nine months ended September 30, 2013. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the nine months ended September 30, 2013, the Company recorded a $2.8 million impairment charge, which is included in other expense in the consolidated statements of operations. The impairment charge related to the Company’s investment in a privately-held company, comprising a $2.0 million cost basis equity investment and $825,000 related to notes receivable that were included in other assets on the consolidated balance sheets. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the nine months ended September 30, 2013 on the Company’s remaining cost basis investments.

Construction Loan Receivable

The Company has a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one-year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. As of September 30, 2013, the Company had invested approximately $120.9 million in the construction loan, which is included in other assets on the Company's consolidated balance sheet. The Company expects to have fully funded its obligation in early 2014.

Lease Termination

During the three and nine months ended September 30, 2013, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statement of operations of approximately $1.5 million and $42.8 million, respectively. Lease termination revenue related to the termination of a lease with Elan Corporation (“Elan”) at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million, and the termination of a lease effective August 2013 with Merck at the Company's 320 Bent Street property for which Merck paid the Company $8.7 million in August 2012.

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

3. Equity of the Parent Company

During the nine months ended September 30, 2013, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 620,590 and 26,897 shares of common stock, respectively (253,289 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 38,821 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

Of the restricted stock awards issued to the Company's employees, 20,069 shares were issued as part of the consideration paid in the Company's merger with Wexford (as discussed below), and 41,568 shares are subject to performance-based vesting conditions. In addition, in connection with the merger with Wexford, the Operating Partnership issued 132,441 operating partnership units which are also subject to performance-based vesting conditions.  The aggregate grant date fair-value of these performance-based awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective vesting period. The total compensation expense remaining for these awards to be expensed in future periods as of September 30, 2013 was approximately $3.3 million over a weighted-average term of approximately 3.70 years. Dividends and distributions are payable on these awards from the date of issuance.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2013, 136,296 Performance Units, which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group in 2012 being below the threshold for any payout. During the nine months ended September 30, 2013, the Parent Company awarded 406,288 performance units which represent the maximum number of Performance Units that may vest. The grant date fair-value of these awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the nine months ended September 30, 2013 to be expensed in future periods over a weighted-average term of approximately 1.78 years was $2.5 million as of September 30, 2013. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

In February 2013, the Parent Company issued 14,605,000 shares of common stock and contributed net proceeds of approximately $287.0 million, after deducting the underwriters' discounts and commissions and offering expenses, to the Operating Partnership in exchange for the issuance of 14,605,000 operating partnership units. The net proceeds to the Operating Partnership were utilized to fund the acquisition of the Woodside Technology Park property in Redwood City, California, to fund a portion of the redemption of all 7,920,000 outstanding shares of the Parent Company's 7.375% Series A Cumulative Redeemable Preferred Stock (“Series A preferred stock”), to repay a portion of the outstanding indebtedness under its unsecured line of credit and for other general corporate and working capital purposes.

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

In May 2013, as part of the consideration paid for the merger with Wexford, the sellers received 5,568,227 shares of the Parent Company’s common stock and 336,960 operating partnership units, of which 20,069 shares of common stock and all of the operating partnership units are subject to certain restrictions.

In June 2013, as part of the consideration paid for the Company’s acquisition of the 320 Charles Street property in Cambridge, Massachusetts, the seller received 2,034,211 operating partnership units.

Common Stock, Operating Partnership Units and LTIP Units

As of September 30, 2013, the Company had outstanding 192,106,749 shares of the Parent Company’s common stock and 5,083,400 and 332,574 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share. The redemption of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $6.5 million for the nine months ended September 30, 2013 as a result of the difference between the carrying value and the price paid to redeem the Series A preferred stock.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the nine months ended September 30, 2013:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2013	Common stock and OP units	$0.235	January 1, 2013 to March 31, 2013	April 15, 2013	$40,413
June 14, 2013	Common stock and OP units	$0.235	April 1, 2013 to June 30, 2013	July 15, 2013	$46,381
September 16, 2013	Common stock and OP units	$0.235	July 1, 2013 to September 30, 2013	October 15, 2013	$46,418

Total 2013 dividends and distributions declared through September 30, 2013 (in thousands):

Common stock and OP units	$133,212
Series A preferred stock/units (1)	2,393
$135,605
____________

(1)
On March 15, 2013, the Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains / (losses) on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2012	$3,543	$114	$(58,382)	$(54,725)
Other comprehensive (loss) / income before reclassifications	(252)	8,435	2,653	10,836
Amounts reclassified from accumulated other comprehensive income (1)	—	—	6,886	6,886
Net other comprehensive (loss) / income	(252)	8,435	9,539	17,722
Net other comprehensive loss allocable to noncontrolling interests	(15)	(1,360)	(240)	(1,615)
Balance as of September 30, 2013	$3,276	$7,189	$(49,083)	$(38,618)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at September 30, 2013, was approximately $103.2 million based on the average closing price of the Parent Company’s common stock of $19.05 per share for the ten consecutive trading days immediately preceding September 30, 2013.

The following table shows the vested ownership interests in the Operating Partnership:

	September 30, 2013		December 31, 2012
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	190,676,810	97.3%	152,853,368	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,656,388	1.4%	2,339,314	1.5%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	565,051	0.4%
Total	195,960,343	100.0%	155,757,733	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of September 30, 2013, the Operating Partnership had outstanding 197,190,149 operating partnership units and 332,574 LTIP units. The Parent Company owned 97.3% of the partnership interests in the Operating Partnership at September 30, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at September 30, 2013, was approximately $103.2 million based on the average closing price of the Parent Company’s common stock of $19.05 per share for the ten consecutive trading days immediately preceding September 30, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2012	$3,611	$115	$(56,803)	$(53,077)
Other comprehensive (loss) / income before reclassifications	(252)	8,435	2,653	10,836
Amounts reclassified from accumulated other comprehensive income (1)	—	—	6,886	6,886
Net other comprehensive (loss) / income	(252)	8,435	9,539	17,722
Balance as of September 30, 2013	$3,359	$8,550	$(47,264)	$(35,355)
____________

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s mortgage loan secured by the Company’s Center for Life Science | Boston property, Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			September 30, 2013	December 31, 2012	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,666	$10,767	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,135	13,260	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	335,476	338,447	June 30, 2014
4320 Forest Park Avenue (1)	4.00%	2.70%	21,000	—	June 30, 2015
Heritage @ 4240 (2)	3.18%	3.18%	4,194	—	December 26, 2015
Hershey Center for Applied Research (1)	6.15%	4.71%	13,568	—	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	58,500	60,164	December 1, 2018
Shady Grove Road	5.97%	5.97%	143,538	144,889	September 1, 2016
University of Maryland BioPark I (1)	5.93%	4.69%	16,915	—	May 15, 2025
University of Maryland BioPark II (1)	5.20%	4.33%	63,198	—	September 5, 2021
University of Maryland BioPark Garage (1)	5.20%	4.33%	4,757	—	September 1, 2021
University of Miami Life Science & Technology Park (1)	4.00%	2.89%	20,000	—	February 1, 2016
			704,947	567,527
Unamortized premiums			11,786	4,125
Mortgage notes payable, net			716,733	571,652
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			900,000	900,000
Unamortized discounts			(5,150)	(5,823)
Unsecured senior notes, net			894,850	894,177
Term Loan due 2017 - U.S. dollar (3)	1.83%	2.64%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (3)	2.14%	2.39%	161,630	161,860	March 30, 2017
Term Loan due 2018 (4)	1.68%	1.68%	350,000	—	March 24, 2018
Unsecured senior term loans			755,226	405,456
Unsecured line of credit (4) (5)	1.48%	1.48%	20,000	118,000	March 24, 2018
Total consolidated debt			$2,566,809	$2,169,285
____________

(1)	Mortgage notes which were assumed on May 31, 2013 in connection with the Company’s merger with Wexford.

(2)	In October 2013, the Operating Partnership voluntarily repaid in full the outstanding mortgage note pertaining to the Heritage @ 4240 property prior to the scheduled maturity.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at both September 30, 2013 and December 31, 2012. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(4)
In September 2013, the Operating Partnership amended and restated its unsecured credit agreement, providing for aggregate borrowing of up to $1.25 billion, consisting of an unsecured line of credit of $900.0 million and a term loan of $350.0 million (the Term Loan due 2018). In connection with the amendment and restatement of the credit agreement, unamortized loan fees under the previous credit agreement of approximately $462,500 were charged to interest expense.

(5)	At September 30, 2013, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $880.0 million.

Exchangeable Senior Notes

The exchange rate for the Exchangeable Senior Notes may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through the third quarter of 2013 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 57.8068 shares per $1,000 principal amount of Exchangeable Senior Notes (effective conversion value of $17.30 per share), as of September 26, 2013, the Company’s ex-dividend date.

Amended and Restated Credit Facility and Term Loan Amendment

On September 24, 2013, the Operating Partnership entered into an amended and restated unsecured credit agreement (the “Amended and Restated Credit Facility”), amending and restating its unsecured credit agreement dated July 14, 2011, as amended, and a second amendment (the “Term Loan Amendment”) to its senior unsecured term loan facility dated March 30, 2012, as amended, with KeyBank National Association, as Administrative Agent, and certain other lenders.

The Amended and Restated Credit Facility provides for aggregate borrowings of up to $1.25 billion, consisting of a $900.0 million revolving line of credit and a $350.0 million Term Loan due 2018, with a maturity date of March 24, 2018. Subject to the Administrative Agent’s reasonable discretion, the Operating Partnership may increase the amount of the commitments under the Amended and Restated Credit Facility up to $1.8 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date to September 24, 2018 after satisfying certain conditions and paying an extension fee. Borrowings under the unsecured line of credit and the Term Loan due 2018 are guaranteed by the Parent Company.

Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equal to, at the Operating Partnership’s option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 92.5 to 170 basis points (with respect to the unsecured line of credit) and a spread which ranges from 95 to 195 basis points (with respect to the Term Loan due 2018), in each case depending on the Parent Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 70 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 120 basis points, or (c) one-month LIBOR plus a spread which ranges from 92.5 to 170 basis points (with respect to the unsecured line of credit) and a spread which ranges from 95 to 195 basis points (with respect to the Term Loan due 2018), in each case depending on the Parent Company’s credit ratings. In addition, a facility fee is payable on the total $900.0 million capacity of the unsecured line of credit, which ranges from 12.5 to 30 basis points per annum, depending on the Parent Company’s credit ratings.
The Amended and Restated Credit Facility and Term Loan Amendment changed, among other things, (1) the definition of “Capitalization Rate” to mean 7.25% with respect to all projects other than the Company's Center for Life Science | Boston property, and 6.25% with respect to the Center for Life Science | Boston property and (2) certain definitions used to calculate the financial covenants.

On September 25, 2013, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the Term Loan due 2018 outstanding at approximately 2.2% for a three-year term, subject to adjustment based on the Parent Company's credit ratings. See Note 9 for further details.

Net Investment Hedge

The Operating Partnership designated the GBP denominated debt under the Term Loan due 2017 as a net investment hedge. The Operating Partnership entered into this net investment hedge to protect a designated amount of the Operating Partnership’s net investment in a GBP functional currency subsidiary against the risk of adverse changes in the GBP/U.S. dollar exchange rate (foreign exchange risk). Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership (a U.S. dollar functional currency entity) as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded in accumulated other comprehensive income. When the net investment is sold or substantially liquidated, the balance of the cumulative translation adjustment accumulated in other comprehensive income will be reclassified into earnings. The Operating Partnership is hedging the risk of changes in the U.S. dollar equivalent value of a portion of its net investment in its GBP subsidiary attributable to changes in the GBP/U.S. dollar exchange rate during the period of investment during which the hedging instrument is outstanding.

As of September 30, 2013, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2013	$6,897
2014	341,415
2015	30,006
2016	566,516
2017	435,520
Thereafter (1)	1,179,819
$2,560,173
____________

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through September 30, 2013 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and nine months ended September 30, 2013 and 2012 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2013 and the three months ended September 30, 2012 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the nine months ended September 30, 2012, the outstanding OP units (both vested and unvested) were anti-dilutive to the calculation of diluted earnings per share and were therefore excluded and net income attributable to noncontrolling interests in the Operating Partnership has not been added back to net income available to common stockholders. For the three and nine months ended September 30, 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that September 30, 2013 was the end date of the Performance Units' Performance Period. For the three and nine months ended September 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that September 30, 2012 was the end date of the Performance Units' Performance Period. For the three and nine months ended September 30, 2013 and 2012, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,405,224 and 10,127,232 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2013 and 2012, respectively. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2013 or 2012.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations	$4,136	$6,455	$36,633	$7,871
Loss / (income) from continuing operations attributable to noncontrolling interests	111	(46)	(268)	74
Preferred stock dividends	—	(3,651)	(2,393)	(10,952)
Cost on redemption of preferred stock	—	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(333)	(322)	(989)	(940)
Income / (loss) from continuing operations available to common stockholders - basic	3,914	2,436	26,452	(3,947)

Loss from discontinued operations	—	—	—	(4,370)
Loss from discontinued operations attributable to noncontrolling interests	—	—	—	82
Loss from discontinued operations available to common stockholders - basic	—	—	—	(4,288)

Net income / (loss) available to common stockholders - basic	$3,914	$2,436	$26,452	$(8,235)

Diluted earnings per share:
Income / (loss) from continuing operations available to common stockholders - basic	3,914	2,436	26,452	(3,947)
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	118	53	534	—
Income / (loss) from continuing operations available to common stockholders - diluted	4,032	2,489	26,986	(3,947)

Loss from discontinued operations available to common stockholders - basic and diluted	—	—	—	(4,288)

Net income / (loss) available to common stockholders - diluted	$4,032	$2,489	$26,986	$(8,235)

Weighted-average common shares outstanding:
Basic	190,646,722	152,785,451	179,138,169	152,739,130
Incremental shares from assumed conversion:
Performance units	68,947	—	71,699	—
Operating partnership and LTIP units	5,415,974	2,942,758	3,911,372	—
Diluted	196,131,643	155,728,209	183,121,240	152,739,130

Basic and diluted earnings per share:
Income / (loss) from continuing operations per share available to common stockholders - basic and diluted	$0.02	$0.02	$0.15	$(0.02)
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.02	$0.02	$0.15	$(0.05)

7. Earnings Per Unit of the Operating Partnership

Through September 30, 2013, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2013 and 2012 has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and nine months ended September 30, 2013 and 2012, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the three and nine months ended September 30, 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that September 30, 2013 was the end date of the Performance Units’ Performance Period. For the three and nine months ended September 30, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that September 30, 2012 was the end date of the Performance Units' Performance Period. In addition, 10,405,224 and 10,127,232 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and nine months ended September 30, 2013 and 2012, respectively. No other units were considered anti-dilutive for the three and nine months ended September 30, 2013 or 2012.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic and diluted earnings per unit:
Income from continuing operations	$4,136	$6,455	$36,633	$7,871
Loss from continuing operations attributable to noncontrolling interests	229	7	266	16
Preferred unit distributions	—	(3,651)	(2,393)	(10,952)
Cost on redemption of preferred units	—	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(333)	(328)	(993)	(959)
Income / (loss) from continuing operations available to unitholders - basic and diluted	4,032	2,483	26,982	(4,024)

Loss from discontinued operations - basic and diluted	—	—	—	(4,370)

Net income / (loss) available to unitholders - basic and diluted	$4,032	$2,483	$26,982	$(8,394)

Weighted-average units outstanding:
Basic	196,062,696	155,699,816	183,048,587	155,661,231
Incremental units from assumed conversion:
Performance units	68,947	—	71,699	—
Diluted	196,131,643	155,699,816	183,120,286	155,661,231

Basic and diluted earnings per unit:
Income / (loss) from continuing operations per unit available to unitholders - basic and diluted	$0.02	$0.02	$0.15	$(0.02)
Loss from discontinued operations per share available to unitholders - basic and diluted	$—	$—	$—	$(0.03)
Net income / (loss) per unit available to unitholders, basic and diluted	$0.02	$0.02	$0.15	$(0.05)

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership, and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2013 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont (3)	RPC Poppleton, LLC	50%	50%	May 31, 2013
____________

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At September 30, 2013, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.19% (including the applicable credit spread) and a maturity date of August 13, 2014.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.1 million at September 30, 2013. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

(3)	The Company's partnership interest was acquired in connection with the Company's merger with Wexford.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets:
Investments in real estate, net	$260,411	$257,666
Cash and cash equivalents (including restricted cash)	2,761	1,968
Other assets	6,097	4,370
Total assets	$269,269	$264,004
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$151,954	$149,255
Other liabilities	10,708	5,988
Members’ equity	106,607	108,761
Total liabilities and members equity	$269,269	$264,004
Company’s net investment in unconsolidated partnerships	$31,978	$32,367

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$3,778	$2,195	$9,486	$6,582
Total expenses	(5,328)	(4,975)	(16,013)	(14,756)
Net loss	(1,550)	(2,780)	(6,527)	(8,174)

Company’s equity in net loss of unconsolidated partnerships	$(112)	$(339)	$(697)	$(1,011)

Fees earned by the Company (1)	$35	$22	$121	$67
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

9. Derivatives and Other Financial Instruments

The Company is exposed to the effect of changes in interest rates on the Operating Partnership’s U.S. dollar-LIBOR-based and GBP-LIBOR-based debt. The Company limits this risk by following established risk management policies and procedures including the use of derivatives. The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements related to the Operating Partnership’s LIBOR-based debt. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates. These interest rate swaps are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2017 and Term Loan due 2018.

On September 25, 2013, the Operating Partnership entered into three interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month U.S. dollar -LIBOR if the Strike Rate is less than one-month U.S. dollar-LIBOR or (2) pays such difference if the Strike Rate is greater than one-month U.S. dollar-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due date on or after each swap’s settlement date, associated with the amount of one-month U.S. dollar LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2018 for three years. No initial investment was made to enter into the interest rate swap agreements.

As of September 30, 2013, the Company had deferred interest costs of approximately $37.1 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately five years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				September 30, 2013	December 31, 2012
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(2,291)	$(4,826)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(330)	—
Interest rate swaps(2)	80,815	0.7310%	August 2, 2012	March 30, 2017	890	(216)
Interest rate swaps(2)	80,815	0.7425%	August 2, 2012	March 30, 2017	866	(243)
Total interest rate swaps	$561,630				$(865)	$(5,285)
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

(2)	Translation to U.S. dollars is based on an exchange rate of $1.62 to £1.00 at both September 30, 2013 and December 31, 2012.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three months ended September 30, 2013 and 2012.

The following is a summary of the amount of (loss) / gain recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Amount of (loss) / gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(1,371)	$(2,523)	$2,653	$(6,701)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$600	$522	$1,752	$999
Forward starting swaps (2)	1,705	1,730	5,134	5,209
Total interest rate swaps	$2,305	$2,252	$6,886	$6,208
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

During the next twelve months, the Company estimates that an additional $10.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At September 30, 2013 and December 31, 2012, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	September 30, 2013		December 31, 2012
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$738,873	$716,733	$605,948	$571,652
Exchangeable Senior Notes	205,434	180,000	209,484	180,000
Notes due 2016, net	418,640	398,659	421,400	398,289
Notes due 2020, net	276,625	248,151	292,725	247,984
Notes due 2022, net	242,125	248,040	261,750	247,904
Term Loan due 2017 - U.S. dollar	244,837	243,596	243,596	243,596
Term Loan due 2017 - GBP (2)	162,449	161,630	161,860	161,860
Term Loan due 2018	350,000	350,000	—	—
Unsecured line of credit	20,000	20,000	118,000	118,000
Derivative instruments (3)	865	865	5,285	5,285
Available-for-sale securities	17,391	17,391	390	390
____________

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at both September 30, 2013 and December 31, 2012.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2013. The table below reflects the purchase price allocation for these acquisitions and excludes the merger with Wexford, which is discussed below (in thousands):

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

Wexford Merger

On May 31, 2013, the Company completed a merger with Wexford. The preliminary purchase price allocations of the fair-value of assets acquired, liabilities assumed and consideration paid in the Wexford merger are presented below (in thousands). The Company expects the purchase price allocations to be finalized within one year of the acquisition date.

At Acquisition
Assets:
Investments in real estate	$663,969
Cash and cash equivalents	5,182
Accounts receivable, net	937
Deferred leasing costs (1)	50,555
Other assets (2)	82,825
Total assets	$803,468
Liabilities:
Mortgage notes payable (3)	254,735
Other liabilities (4)	64,201
Total liabilities	$318,936

Fair value of net assets acquired	$484,532

Cash consideration paid for Wexford	$345,268
Equity consideration paid for Wexford (5)	123,596
Contingent consideration in merger with Wexford (6)	15,668
Total consideration for Wexford	$484,532
____________

(1)	$50.6 million of acquired in-place leases with a weighted-average lease term of approximately 10.3 years are included in deferred leasing costs.

(2)
$9.6 million of acquired above-market leases with a weighted-average lease term of approximately 11.6 years and $8.5 million of acquired below-market ground leases with a weighted-average lease term of approximately 45.0 years are included in other assets.

(3)	$8.7 million of debt premiums with a weighted-average term of approximately 9.2 years are included in mortgage notes payable, net.

(4)
$31.4 million of acquired below-market leases with a weighted-average lease term of approximately 13.4 years and $1.4 million of acquired above-market ground leases with a weighted-average lease term of approximately 64.8 years are included in other liabilities.

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

Historic Tax Credits and New Market Tax Credits

Capital contributions are made by TCIs into special purpose entities that ultimately invest these funds in the entity that owns the subject property that generates the tax credits. The TCIs are allocated substantially all of the tax credits and hold only a noncontrolling interest in the economic risk and rewards of the special purpose entities. HTCs are delivered to the TCI upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCI after the investment has been funded and spent on a qualified business. HTCs are subject to 20% recapture per year beginning one year after the completion of the historic rehabilitation of the subject property. NMTCs are subject to 100% recapture until the end of the seventh year following the qualifying investment. The Company has provided the TCIs with certain guarantees which protect the TCIs from loss should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby the Company may be obligated or entitled to repurchase the ownership interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. The Company anticipates that either the TCIs will exercise their put rights or the Company will exercise its call rights; however, the Company believes that the put rights are more likely to be exercised.

The Company has determined that the special purpose entities are VIEs, since there is insufficient capital to finance their activities without further subordinated financial support. The Company has determined that it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance.

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of operations. At September 30, 2013, approximately $3.7 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and will be relieved, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the nine months ended September 30, 2013, $12.3 million of tax credits, net of costs and estimated put payments, were contributed by TCIs which were recorded as other liabilities in the consolidated balance sheets, of which $4.1 million of tax credits have been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above. Subsequent to quarter end, $5.0 million of tax credits, net of costs, were contributed by and delivered to TCIs and were recorded as a reduction of the carrying value of the subject property.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at September 30, 2013 consisted of the following (in thousands):

September 30, 2013
Investment in real estate, net	$148,660
Total assets	148,662
Total liabilities	64,314

Pro Forma Results of the Parent Company

The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$159,232	$152,599	$508,911	$433,581
Net income / (loss) available to common stockholders	4,247	(2,362)	26,702	(20,763)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.02	$(0.02)	$0.15	$(0.14)

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

Pro Forma Results of the Operating Partnership

The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per unit amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$159,232	$152,599	$508,911	$433,581
Net income / (loss) available to unitholders	4,365	(2,309)	27,236	(20,903)
Net income / (loss) per share available to unitholders - basic and diluted	$0.02	$(0.02)	$0.15	$(0.14)

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2012, nor is it intended to be a projection of future results.

Revenues of approximately $18.7 million and net loss of approximately $512,000 associated with properties acquired in 2013 listed above are included in the consolidated statements of operations for the three months ended September 30, 2013 for both the Parent Company and the Operating Partnership.

Revenues of approximately $27.0 million and net income of approximately $12,000 associated with properties acquired in 2013 listed above are included in the consolidated statements of operations for the nine months ended September 30, 2013 for both the Parent Company and the Operating Partnership.

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
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2012 and in our subsequent quarterly reports on Form 10-Q. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, Maryland, San Diego and New York and, through Wexford, with universities and their related medical systems such as Wake Forest University in Winston-Salem, North Carolina, University of Pennsylvania in Philadelphia, Pennsylvania, and Washington University in St. Louis, Missouri.
At September 30, 2013, we owned or had interests in a portfolio of properties with an aggregate of approximately 16.3 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), redevelopment properties (properties that are currently being prepared for their intended use), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at September 30, 2013:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Stabilized	$3,940,716	111	9,180,716	98.9%
Lease up	1,475,218	62	5,253,032	68.6%
Total operating portfolio	5,415,934	173	14,433,748	90.7%

Development	176,764	6	1,353,889	68.9%
Redevelopment	23,993	2	143,757	79.7%
Pre-development	125,511	—	1,043,000	—
Unconsolidated partnership portfolio	31,871	3	355,080	77.3%
Development potential	166,973	—	3,306,000	—
Total portfolio	$5,941,046	184	20,635,474

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2013, our total operating portfolio was 90.7% leased on a weighted-average basis, to 287 tenants. As of December 31, 2012, our total operating portfolio was 92.1% leased on a weighted-average basis, to 209 tenants. The decrease in our total operating portfolio leased percentage and increase in number of tenants was primarily due to our acquisitions completed in 2013, which were 83.5% leased at acquisition.
Our leasing strategy for 2013 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of September 30, 2013, leases representing 0.4% and 6.3% of our leased square feet were scheduled to expire during 2013 and 2014, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2012 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2013.
Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2012.
Results of Operations
Leasing Activity

During the nine months ended September 30, 2013, we executed 86 leasing transactions representing 1,821,853 square feet, including 48 new leases totaling 1,072,036 square feet and 38 leases amended to extend their terms totaling 749,817 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the nine months ended September 30, 2013:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2012	11,549,607
Acquisitions	2,428,965	$25.31	$29.53
Dispositions	(27,750)	10.56	10.70
Expirations	(1,378,402)	39.41	38.21
Terminations	(331,739)	42.13	43.84
Pre-leased delivery	438,737	37.65	42.08
Renewals, amendments, and extensions	749,817	39.35	38.16
New leases - first generation (3)	649,405	31.39	32.97
New leases - second generation (4)	54,905	28.05	24.35
Leased square feet as of September 30, 2013	14,133,545

Pre-leased square feet as of December 31, 2012	71,011
Pre-leased acquisitions	13,373	$18.00	$20.29
Pre-leased new leases - second generation (4)	367,726	39.81	41.07
Pre-leased delivery	(438,737)	37.65	42.08
Pre-leased square feet as of September 30, 2013	13,373
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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the nine months ended September 30, 2013:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	38	749,817	$4.23	$2.94	$0.83
New leases - first generation	29	649,405	88.86	10.14	17.94
New leases - second generation	19	422,631	24.35	14.11	3.05
Total / weighted-average	86	1,821,853	$39.06	$8.10	$7.44
____________

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $38.16 per square foot, representing an increase of 3.2% over the previously expiring rents on a GAAP basis.

Development/Redevelopment Activity
The following summarizes our consolidated properties under development, redevelopment, pre-development or other construction activities at September 30, 2013 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)

Development
Heritage @ 4240	183,842	60.6%	$17,300	$22,400	Q1 2014
450 Kendall Street (Kendall G)	63,000	—	9,300	44,100	Q3 2015
Landmark at Eastview III	297,000	100.0%	7,100	152,700	Q3 2015
3737 Market Street	334,305	55.2%	29,600	101,400	Q4 2014
Piedmont Triad Research - Wake 90	475,742	83.4%	59,100	63,500	Q1 2014
Total / weighted-average	1,353,889	73.1%	$122,400	$384,100

Redevelopment
60 Hampshire Street	39,014	—	$4,300	$16,600	Q1 2015
1701 / 1711 Research Blvd	104,743	100.0%	15,900	28,200	Q1 2014
Total / weighted-average	143,757	72.9%	$20,200	$44,800

Total			$142,600
___________

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through September 30, 2013.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2013	2012	Change	Change
Development / Pre-development	$50,428	$3,976	$46,452	1,168.3%
Redevelopment	2,641	21,552	(18,911)	(87.7)%
Tenant improvements - first generation	25,951	53,060	(27,109)	(51.1)%
Recurring capital expenditures and second generation tenant improvements (1)	32,251	8,801	23,450	266.4%
Other capital	31,562	22,816	8,746	38.3%
Total capital expenditures	$142,833	$110,205	$32,628	29.6%
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

Total capital expenditures increased $32.6 million to $142.8 million for the nine months ended September 30, 2013 from $110.2 million for the nine months ended September 30, 2012. The change was primarily the result of projects under development in the Wexford portfolio, which was acquired in May 2013, and an increase in maintenance capital expenditures and second generation tenant improvements related to increased leasing activity. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the nine months ended September 30, 2013, we acquired approximately 2.9 million rentable square feet of laboratory and office space, which was 83.5% leased at acquisition, and approximately 580,000 square feet of development potential for approximately $842.6 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet	Investment	Percent Leased at Acquisition
				(In thousands)
Woodside Technology Park	San Francisco	February 28, 2013	255,650	$87,000	100.0%
The Campus at Lincoln Centre (1)	San Francisco	March 20, 2013	—	37,000	n/a
Wexford (2)	Various	May 31, 2013	2,555,174	669,100	81.2%
320 Charles Street	Boston	June 18, 2013	99,513	49,518	100.0%
Total			2,910,337	$842,618	83.5%
___________

(1)	Includes approximately 280,000 square feet of potential development.

(2)	Includes approximately 935,000 square feet in development and approximately 300,000 square feet of potential development.
Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2013 or 2012), new properties (properties that were not owned for each of the three months ended September 30, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	12,349,481	12,349,481	2,540,646	359,267	2,084,267	106,469	N/A	N/A	16,974,394	12,815,217
Percent of total portfolio	72.7%	96.4%	15.0%	2.8%	12.3%	0.8%	N/A	N/A	100.0%	100.0%
Percent leased	87.9%	87.8%	43.1%	76.1%	91.5%	92.5%	N/A	N/A	81.6%	87.5%
Current annualized base rent per square foot - GAAP basis (1)	$38.38	$38.46	$28.43	$36.76	$33.42	$28.57	N/A	N/A	$36.91	$38.33
	Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$102,522	$99,098	$5	$1,789	$14,408	$576	$(51)	$4	$116,884	$101,467
Tenant recoveries	33,727	31,298	5	436	5,133	83	42	(52)	38,907	31,765
Other revenue	1,516	976	—	—	78	—	1,847	329	3,441	1,305
Total revenues	137,765	131,372	10	2,225	19,619	659	1,838	281	159,232	134,537
Rental operations	40,127	36,631	21	733	7,965	183	3,575	1,397	51,688	38,944
Net operating income/(loss)	97,638	94,741	(11)	1,492	11,654	476	(1,737)	(1,116)	107,544	95,593
Adjustments to cash basis (2)	(3,227)	(4,464)	155	1,087	(2,160)	(25)	(1,847)	(159)	(7,079)	(3,561)
Net operating income/(loss) - cash basis	$94,411	$90,277	$144	$2,579	$9,494	$451	$(3,584)	$(1,275)	$100,465	$92,032
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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	September 30,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$100,465	$92,032	$8,433	9.2%
Adjustments to cash basis	7,079	3,561	3,518	98.8%
Net operating income	107,544	95,593	11,951	12.5%
Unallocated income / (expense) :
Depreciation and amortization expense	61,898	51,372	10,526	20.5%
General and administrative expense	11,934	10,226	1,708	16.7%
Acquisition-related expenses	907	176	731	415.3%
Income from operations	32,805	33,819	(1,014)	(3.0)%
Equity in net loss of unconsolidated partnerships	(112)	(339)	227	(67.0)%
Interest expense, net	(27,870)	(26,817)	(1,053)	3.9%
Other expense	(687)	(208)	(479)	230.3%
Net income	$4,136	$6,455	$(2,319)	(35.9)%

Net Operating Income. Net operating income increased $12.0 million to $107.5 million for the three months ended September 30, 2013 compared to $95.6 million for the three months ended September 30, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 106,500 square feet in the three months ended September 30, 2012 and properties totaling approximately 2.0 million square feet in the nine months ended September 30, 2013 contributed an additional $11.2 million in net operating income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, partially offset by the placement of two properties that were under development in 2012 into service, resulted in a decrease of $1.5 million in net operating income for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

•
Same property net operating income increased $2.9 million to $97.6 million for the three months ended September 30, 2013 compared to $94.7 million for the three months ended September 30, 2012. This increase was primarily due to increased leasing activity in our same property portfolio during 2012 and 2013, which increased the leased percentage from 87.8% at September 30, 2012 to 87.9% at September 30, 2013, and resulted in an increase in rental revenue of $3.4 million directly attributable to the commencement of leases in our same property portfolio. On a GAAP basis, the current annualized base rent per square foot decreased from $38.46 at September 30, 2012 to $38.38 at September 30, 2013 due to lease up of previously vacant space at a lower average rent than our total overall portfolio on a per square foot basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $10.5 million to $61.9 million for the three months ended September 30, 2013 compared to $51.4 million for the three months ended September 30, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling approximately 2.0 million square feet for an initial investment of $727.2 million in the nine months ended September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $1.7 million to $11.9 million for the three months ended September 30, 2013 compared to $10.2 million for the three months ended September 30, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and our continuing growth and compensation associated with our above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses increased to $907,000 for the three months ended September 30, 2013 compared to $176,000 for the three months ended September 30, 2012. Acquisition-related expenses for the three months ended September 30, 2013 are primarily related to our merger with Wexford.
Interest Expense, Net. Interest cost incurred for the three months ended September 30, 2013 totaled $31.9 million compared to $28.7 million for the three months ended September 30, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 due to the assumption of mortgages in our merger with Wexford and higher average balances on our unsecured line of credit. Interest expense, net increased $1.1 million to $27.9 million for the three months ended September 30, 2013 compared to $26.8 million for the three months ended September 30, 2012, primarily as a result of the increase in interest cost incurred, partially offset by an increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Mortgage notes payable	$11,968	$10,075
Amortization of debt premium on mortgage notes payable	(511)	(178)
Amortization of deferred interest costs	1,705	1,730
Derivative instruments	600	522
Unsecured senior term loans	1,993	2,023
Exchangeable senior notes	1,688	1,688
Unsecured senior notes	10,334	10,334
Amortization of debt discount on notes	228	218
Unsecured line of credit	1,242	347
Unsecured line of credit fees	602	729
Amortization of deferred loan fees	1,825	1,255
Amortization - put call / preferred return	179	—
Interest cost incurred	31,853	28,743
Capitalized interest	(3,983)	(1,926)
Total interest expense, net	$27,870	$26,817

Other Expense. Other expense increased to $687,000 for the three months ended September 30, 2013 compared to $208,000 for the three months ended September 30, 2012. This increase was primarily due to the following:

•
During the three months ended September 30, 2013, we recorded approximately $551,000 in net realized losses, which includes our pro-rata allocation of losses of a privately-held company in which we hold a non-controlling investment. At September 30, 2013, our maximum potential future realizable losses were approximately $107,000 relating to this investment.

•
During the three months ended September 30, 2013 and 2012, we recorded income tax expense of $447,000 and $247,000, respectively, including entity-level taxes on on our Granta Park campus in the United Kingdom and certain properties that were acquired in the Wexford merger. The increase was primarily due to additional entity-level taxes incurred by the operation of the Wexford properties.

Other Revenue. During the three months ended September 30, 2013 and 2012, we recorded lease termination revenue of $1.5 million and $935,000, respectively. Lease termination revenue for the three months ended September 30, 2013 and 2012 primarily related to the termination of a lease with Merck at our 320 Bent Street property, which expired in August 2013. During the three months ended September 30, 2013, we recorded $1.8 million of interest revenue related to our construction loan.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2013 or 2012), new properties (properties that were not owned for each of the nine months ended September 30, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	11,237,520	11,237,520	2,793,270	611,891	2,943,604	965,806	N/A	N/A	16,974,394	12,815,217
Percent of total portfolio	66.2%	87.7%	16.5%	4.8%	17.3%	7.5%	N/A	N/A	100.0%	100.0%
Percent leased	87.5%	87.7%	45.5%	71.8%	93.6%	94.2%	N/A	N/A	81.6%	87.5%
Current annualized base rent per square foot - GAAP basis (1)	$38.44	$38.44	$28.75	$34.49	$35.22	$39.01	N/A	N/A	$36.91	$38.33
	Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$277,544	$268,426	$4,312	$7,021	$46,121	$13,196	$(45)	$7	$327,932	$288,650
Tenant recoveries	91,660	85,676	1,868	2,060	10,385	1,330	124	89	104,037	89,155
Other revenue	42,892	1,111	321	—	126	33	4,013	446	47,352	1,590
Total revenues	412,096	355,213	6,501	9,081	56,632	14,559	4,092	542	479,321	379,395
Rental operations	106,123	101,272	3,763	3,470	16,314	2,967	7,982	5,008	134,182	112,717
Net operating income/(loss)	305,973	253,941	2,738	5,611	40,318	11,592	(3,890)	(4,466)	345,139	266,678
Adjustments to cash basis (2)	(38,221)	(5,586)	(331)	3,091	(5,294)	(1,475)	(4,013)	(446)	(47,859)	(4,416)
Net operating income/(loss) - cash basis	$267,752	$248,355	$2,407	$8,702	$35,024	$10,117	$(7,903)	$(4,912)	$297,280	$262,262
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

The following table provides a reconciliation of net operating income - cash basis to net income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$297,280	$262,262	$35,018	13.4%
Adjustments to cash basis	47,859	4,416	43,443	983.8%
Net operating income	345,139	266,678	78,461	29.4%
Unallocated income / (expense) :
Depreciation and amortization expense	186,219	143,882	42,337	29.4%
General and administrative expense	32,358	27,416	4,942	18.0%
Acquisition-related expenses	5,263	13,055	(7,792)	(59.7)%
Income from operations	121,299	82,325	38,974	47.3%
Equity in net loss of unconsolidated partnerships	(697)	(1,011)	314	(31.1)%
Interest expense, net	(79,890)	(72,863)	(7,027)	9.6%
Other expense	(4,079)	(580)	(3,499)	603.3%
Income from continuing operations	36,633	7,871	28,762	365.4%
Loss from discontinued operations	—	(4,370)	4,370	(100.0)%
Net income	$36,633	$3,501	$33,132	946.4%

Net Operating Income. Net operating income increased $78.5 million to $345.1 million for the nine months ended September 30, 2013 compared to $266.7 million for the nine months ended September 30, 2012. This increase was primarily due to lease termination income of $42.8 million for the nine months ended September 30, 2013 (see the section entitled "Other Revenue" below). Excluding the lease termination income, net operating income increased $36.7 million to $302.3 million for the nine months ended September 30, 2013 compared to $265.6 million for the nine months ended September 30, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 1.0 million square feet in 2012 and properties totaling approximately 2.0 million square feet in the nine months ended September 30, 2013 contributed an additional $28.7 million in net operating income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, partially offset by the placement of one property that was under development in 2011 into service, resulted in a decrease of $2.9 million in net operating income for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

•
Same property net operating income, excluding the impact of lease terminations, increased $10.2 million to $263.2 million for the nine months ended September 30, 2013 compared to $253.0 million for the nine months ended September 30, 2012. This increase was primarily due to the following:

•
An increase in the percentage of recoverable expenses in our same property portfolio to 86.4% for the nine months ended September 30, 2013 compared to 84.6% for the nine months ended September 30, 2012, which contributed an additional $1.1 million in net operating income for the nine months ended September 30, 2013.

•	An increase in rental revenue of $9.1 million directly attributable to the commencement of leases in our same property portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $42.3 million to $186.2 million for the nine months ended September 30, 2013 compared to $143.9 million for the nine months ended September 30, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling approximately 2.0 million square feet for an initial investment of $727.2 million in the nine months ended September 30, 2013.
General and Administrative Expenses. General and administrative expenses increased $4.9 million to $32.4 million for the nine months ended September 30, 2013 compared to $27.4 million for the nine months ended September 30, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and continuing growth and compensation associated with our above-plan leasing and financial performance as compared to the prior year.

Acquisition-Related Expenses. Acquisition-related expenses decreased to $5.3 million for the nine months ended September 30, 2013 compared to $13.1 million for the nine months ended September 30, 2012. Acquisition-related expenses for the nine months ended September 30, 2013 primarily related to our merger with Wexford. Acquisition-related expenses for the nine months ended September 30, 2012 primarily related to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park.
Interest Expense, Net. Interest cost incurred for the nine months ended September 30, 2013 totaled $89.9 million compared to $79.2 million for the nine months ended September 30, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness. Interest expense, net increased $7.0 million to $79.9 million for the nine months ended September 30, 2013 compared to $72.9 million for the nine months ended September 30, 2012, primarily as a result of the increase in interest cost incurred, partially offset by an increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Mortgage notes payable	$32,647	$30,233
Amortization of debt premium on mortgage notes payable	(1,011)	(539)
Amortization of deferred interest costs	5,134	5,209
Derivative instruments	1,752	999
Unsecured senior term loans	5,921	3,976
Exchangeable senior notes	5,063	5,063
Unsecured senior notes	31,003	25,779
Amortization of debt discount on notes	673	559
Unsecured line of credit	1,997	2,389
Unsecured line of credit fees	1,922	2,056
Amortization of deferred loan fees	4,550	3,515
Amortization - put call / preferred return	238	—
Interest cost incurred	89,889	79,239
Capitalized interest	(9,999)	(6,376)
Total interest expense, net	$79,890	$72,863

Other Expense. Other expense increased to $4.1 million for the nine months ended September 30, 2013 compared to $580,000 for the nine months ended September 30, 2012. This increase was primarily due to the following:

•
During the nine months ended September 30, 2013 we recorded approximately $2.8 million in impairment charge related to our cost basis investment in, and notes receivable from, a privately-held company that is in liquidation.

•
During the nine months ended September 30, 2012, we repaid in full the outstanding mortgage notes totaling approximately $32.5 million pertaining to the 6828 Nancy Ridge Drive and Sidney Street properties. This resulted in the recognition of a gain of approximately $216,000 on early extinguishment of debt representing the write-off of unamortized debt premium, partially offset by the write-off of deferred loan fees. Also during the nine months ended September 30, 2012, significant declines in the value of investments in available-for-sale securities in a publicly traded company that we considered other-than-temporary resulted in the reclassification of approximately $545,000 of an unrealized loss from other comprehensive income to impairment of securities.

•
During the nine months ended September 30, 2013 and 2012, we recorded income tax expense related to entity-level taxes on certain of our investments of $944,000 and $285,000, respectively. The increase was primarily due to additional entity-level taxes incurred by the operation of certain properties acquired in the Wexford merger.

Other Revenue. During the nine months ended September 30, 2013 and 2012, we recorded lease termination revenue of $42.8 million and $1.0 million, respectively. Lease termination revenue for the nine months ended September 30, 2013 primarily related to the termination of leases with Merck at our 320 Bent Street property which expired in August 2013 and Elan at our Science

Center at Oyster Point property, which expired in March and April 2013. During the nine months ended September 30, 2013, we recorded $3.9 million of interest revenue related to our construction loan.
Loss from Discontinued Operations. Loss from discontinued operations was approximately $4.4 million for the nine months ended September 30, 2012 due to an impairment loss that was recorded as a result of the completion of the exchange of our Forbes Boulevard property.

Cash Flows
Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

	2013	2012	Change
	(In thousands)
Net cash provided by operating activities	$204,702	$176,032	$28,670
Net cash used in investing activities	(704,902)	(484,309)	(220,593)
Net cash provided by financing activities	509,507	312,362	197,145
Ending cash and cash equivalents balance	29,230	20,646	8,584

Net cash provided by operating activities increased $28.7 million to $204.7 million for the nine months ended September 30, 2013 compared to $176.0 million for the nine months ended September 30, 2012. The increase was primarily due to cash flow generated by acquisitions, cash rent starts on new leases and lease termination payments.

Net cash used in investing activities increased $220.6 million to $704.9 million for the nine months ended September 30, 2013 compared to $484.3 million for the nine months ended September 30, 2012. The increase primarily reflects increased acquisition-related activity and funding of our construction loan receivable during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net cash provided by financing activities increased $197.1 million to $509.5 million for the nine months ended September 30, 2013 compared to $312.4 million for the nine months ended September 30, 2012. The increase primarily reflects increased financing requirements due to increased acquisition-related activity and funding of our construction loan receivable during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The proceeds from our common stock offerings in February 2013 and April 2013 were primarily used to redeem our Series A preferred stock and to acquire properties, including the Wexford portfolio.

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

Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income / (loss) available to the common stockholders	$4,247	$2,758	$27,441	$(7,295)
Adjustments:
(Gain)/loss on sale of assets	(230)	—	(230)	4,552
Noncontrolling interests in operating partnership(1)	118	53	534	(140)
Depreciation and amortization - unconsolidated partnerships	380	323	1,116	968
Depreciation and amortization - consolidated entities	61,898	51,372	186,219	143,882
Depreciation and amortization - discontinued operations	—	—	—	92
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(515)	(28)	(709)	(83)
FFO available to common shares and units - basic	65,898	54,478	214,371	141,976
Interest expense on Exchangeable Senior Notes(2)	1,688	1,688	5,063	5,063
FFO available to common shares and units - diluted	67,586	56,166	219,434	147,039
Acquisition-related expenses	907	176	5,263	13,055
CFFO available to common shares and units - diluted	$68,493	$56,342	$224,697	$160,094
FFO per share - diluted	$0.33	$0.34	$1.13	$0.88
CFFO per share - diluted	$0.33	$0.34	$1.15	$0.96
Weighted-average common shares and units outstanding - diluted(2) (3)	207,952,002	167,350,914	194,899,709	167,275,526
____________

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. Both the three and nine months ended September 30, 2013 include 10,405,224 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method. Both the three and nine months ended September 30, 2012 include 10,127,232 shares of common stock potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended September 30, 2013 and 2012 include 1,415,135 and 1,495,473 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The nine months ended September 30, 2013 and 2012 include 1,373,245 and 1,457,250 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The nine months ended September 30, 2012 includes 2,951,914 shares issuable upon redemption of the OP units, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of September 30, 2013, the Company owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2013 were as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$6,897	$341,415	$30,006	$166,516	$30,294	$129,819	$704,947
Unsecured line of credit	—	—	—	—	—	20,000	20,000
Term Loan due 2017 - U.S. dollar	—	—	—	—	243,596	—	243,596
Term Loan due 2017 - GBP (1)	—	—	—	—	161,630	—	161,630
Term Loan due 2018	—	—	—	—	—	350,000	350,000
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	6,897	341,415	30,006	566,516	435,520	1,179,819	2,560,173
Share of unconsolidated indebtedness:
Secured mortgage	—	1,343	—	—	—	—	1,343
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	29,138	—	—	—	—	29,138
Total indebtedness	$6,897	$370,553	$30,006	$566,516	$435,520	$1,179,819	$2,589,311
____________

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at both September 30, 2013 and December 31, 2012.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that it was in compliance with these covenants as of September 30, 2013.
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
On April 2, 2013, our Parent Company issued 17,250,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase an additional 2,250,000 shares, resulting in net proceeds of approximately $354.1 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were contributed to us in exchange for 17,250,000 operating partnership units, and we utilized the net proceeds to fund a portion of the purchase price in connection with our merger with Wexford, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.
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
On September 24, 2013, we entered into the Amended and Restated Credit Facility, providing for aggregate borrowings of up to $1.25 billion, consisting of the $900.0 million unsecured line of credit and the $350.0 million Term Loan due 2018.

The credit facility governing the Amended and Restated Credit Facility and the Term Loan due 2017 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that it was in compliance with these covenants as of September 30, 2013.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of September 30, 2013.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At September 30, 2013, we had acquired a participating interest in a construction loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $454.3 million related to funding the construction loan, tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at September 30, 2013 was approximately $6.2 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	September 30, 2013
Debt:
Mortgage notes payable (1)		$704,947	11.3%
Exchangeable senior notes		180,000	2.9%
Unsecured senior notes (1)		900,000	14.4%
Unsecured senior term loans (1)(2)		755,226	12.2%
Unsecured line of credit		20,000	0.3%
Total debt		2,560,173	41.1%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	197,522,723	3,671,947	58.9%
Total capital		3,671,947	58.9%
Total capitalization		$6,232,120	100.0%
____________

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $161.6 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2013.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $18.59 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At September 30, 2013, 192,106,749 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Our organizational documents do not limit the amount of indebtedness that we may incur, and we may adjust the amount of indebtedness that we incur from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company's common stock. The terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the credit facility governing the Term Loan due 2017 and the Amended and Restated Credit Facility require compliance with various financial covenants and ratios, which are discussed in detail above.
We may from time to time seek to repurchase or redeem our outstanding debt or OP units or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Off-Balance Sheet Arrangements
As of September 30, 2013, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.7 million and the liabilities were $2.8 million at September 30, 2013.

The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.7 million and $14.1 million at September 30, 2013 and December 31, 2012, respectively, and the liabilities were $10.5 million at September 30, 2013 and December 31, 2012. Our equity in net income of the McKellar Court partnership was $683,000 and $685,000 for the nine months ended September 30, 2013 and 2012, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $252.8 million and $249.9 million at September 30, 2013 and December 31, 2012, respectively, and the liabilities were $149.3 million and $144.7 million at September 30, 2013 and December 31, 2012, respectively. Our equity in net loss of the PREI joint ventures was $1.4 million and $1.7 million for the nine months ended September 30, 2013 and 2012, respectively.
We are the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, and VIEs at seven properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	September 30, 2013	December 31, 2012	Maturity Date
BioPark Fremont	50%	3.7%	$1,343	$—	May 1, 2014
PREI I LLC (3)	20%	3.2%	27,795	27,795	August 13, 2014
Total			$29,138	$27,795
____________

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of September 30, 2013.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September, 2013:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2011	March 14, 2011	April 15, 2011	$0.200	$0.46094
June 30, 2011	June 15, 2011	July 15, 2011	0.200	0.46094
September 30, 2011	September 15, 2011	October 17, 2011	0.200	0.46094
December 31, 2011	December 14, 2011	January 17, 2012	0.200	0.46094
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
June 30, 2013	June 14, 2013	July 15, 2013	0.235	—
September 30, 2013	September 16, 2013	October 15, 2013	0.235	—
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
Our unsecured line of credit, a portion of our Term Loan due 2017, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of September 30, 2013, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	September 30, 2013
Fixed interest rate (2)	$1,787,389	69.6%	5.25%
Variable interest rate - hedged (3)	561,630	21.9%	2.29%
Variable interest rate - unhedged (4)	217,790	8.5%	1.72%
Total/weighted-average effective interest rate	$2,566,809	100.0%	4.30%
____________

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2013. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.39% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 2.20% for a three-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2013, the fair-value of all fixed-rate debt was estimated to be equal to the net carrying value of $1.8 billion (including debt premiums and discounts). At September 30, 2013, the fair-value of all variable-rate debt was estimated to be $781.5 million compared to the net carrying value of $779.4 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2013 in relation to total assets of $5.9 billion and equity market capitalization of $3.7 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at September 30, 2013, a 1% change in interest rates would change our interest costs by approximately $2.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly traded companies and privately-held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of September 30, 2013, would equal approximately $3.1 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended September 30, 2013 and 2012, total revenues from our foreign subsidiary were $4.5 million and $4.4 million, respectively, which represented 2.8% and 3.3% of our total revenues for the respective periods. For the nine months ended September 30, 2013 and 2012, total revenues from our foreign subsidiary were $13.5 million and $5.3 million, respectively, which represented 2.8% and 1.4% of our total revenues for the respective periods. Our net investment in properties outside the United States was $190.5 million and $188.8 million as of September 30, 2013 and December 31, 2012, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $28.9 million as of September 30, 2013.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2012, as updated by our quarterly report on Form 10-Q for the quarter ended June 30, 2013, which could materially affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors described in the "Risk Factors" section in our annual report on Form 10-K for the year ended December 31, 2012, as so updated. The risks described in our annual report on Form 10-K and quarterly reports on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)

During the three months ended September 30, 2013, our Parent Company issued, net of forfeitures, an aggregate of 158,638 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. During the three months ended September 30, 2013, the operating partnership issued an aggregate of 158,638 restricted operating partnership units to our Parent Company, as required by the operating partnership's partnership agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)
10.1	Director Compensation Policy.
10.2
Amended and Restated Unsecured Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

10.3	Form of Amended and Restated Line Note under Amended and Restated Unsecured Credit Agreement.(2)
10.4	Form of Amended and Restated Competitive Bid Note under Amended and Restated Unsecured Credit Agreement.(2)
10.5	Form of Term Note under Amended and Restated Unsecured Credit Agreement.(2)
10.6	Form of Amended and Restated Swing Loan Note under Amended and Restated Unsecured Credit Agreement.(2)
10.7
Second Amendment to Unsecured Term Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	November 6, 2013	Dated:	November 6, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Bylaws of BioMed Realty Trust, Inc.(1)
10.1	Director Compensation Policy.
10.2
Amended and Restated Unsecured Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

10.3	Form of Amended and Restated Line Note under Amended and Restated Unsecured Credit Agreement.(2)
10.4	Form of Amended and Restated Competitive Bid Note under Amended and Restated Unsecured Credit Agreement.(2)
10.5	Form of Term Note under Amended and Restated Unsecured Credit Agreement.(2)
10.6	Form of Amended and Restated Swing Loan Note under Amended and Restated Unsecured Credit Agreement.(2)
10.7
Second Amendment to Unsecured Term Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(2)

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
____________

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2013.