Form 10-K
period 2013-12-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2014-02-10
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
The aggregate market value of the 190,667,947 shares of common stock of BioMed Realty Trust, Inc. held by non-affiliates of the registrant was $3,857,212,568 based upon the last reported sale price of $20.23 per share on the New York Stock Exchange on June 28, 2013, the last business day of its most recently completed second quarter.
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of February 7, 2014 was 192,571,286.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of BioMed Realty Trust, Inc.’s Proxy Statement with respect to its 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of December 31, 2013, BioMed Realty Trust, Inc. owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how BioMed Realty Trust, Inc. and BioMed Realty, L.P. operate as an interrelated consolidated company. BioMed Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of BioMed Realty, L.P. As a result, BioMed Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of BioMed Realty, L.P., issuing public equity from time to time and guaranteeing certain debt of BioMed Realty, L.P. BioMed Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of BioMed Realty, L.P. BioMed Realty, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. BioMed Realty, L.P. conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by BioMed Realty Trust, Inc., which are generally contributed to BioMed Realty, L.P. in exchange for partnership units, BioMed Realty, L.P. generates the capital required by the company’s business through BioMed Realty, L.P.’s operations, by BioMed Realty, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1. BUSINESS
Forward-Looking Statements
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,

•	our dependence on significant tenants,

•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,

•	general economic conditions, including downturns in the foreign, domestic and local economies,

•	changes in interest rates and foreign currency exchange rates,

•	volatility in financial and securities markets,

•	defaults on or non-renewal of leases by tenants,

•	our inability to compete effectively,

•	increased operating costs,

•	our inability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	risks associated with tax credits, grants and other subsidies to fund development activities,

•	our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and companies,

•	our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations,

•	risks associated with our investments in loans, including borrower defaults and potential principal losses,

•	reductions in asset valuations and related impairment charges,

•	the loss of services of one or more of our executive officers,

•	BioMed Realty Trust, Inc.’s failure to qualify or continue to qualify as a REIT,

•	our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	the effects of earthquakes and other natural disasters,

•	lack of or insufficient amounts of insurance, and

•	changes in real estate, zoning and other laws and increases in real property tax rates.
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
General
We own, acquire, develop, redevelop, lease and manage laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle, and Cambridge (United Kingdom). BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership, were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing BioMed Realty Trust, Inc.’s initial public offering. BioMed Realty Trust, Inc. operates as a REIT for federal income tax purposes. BioMed Realty, L.P. is the entity through which BioMed Realty Trust, Inc. conducts its business and owns its assets. At December 31, 2013, we owned or had interests in properties comprising approximately 16.3 million rentable square feet.
Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 6, 2014, we had 235 employees.
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
2013 Highlights
Financial Results

	Year Ended December 31,
	2013	2012	Increase	Percent Increase
	(in thousands, except per share data)
CFFO - diluted	$295,711	$219,662	$76,049	34.6%
CFFO per share - diluted	$1.49	$1.31	$0.18	13.7%
Same property net operating income - cash basis	$355,532	$332,235	$23,297	7.0%
Total revenues	$637,314	$518,167	$119,147	23.0%
Rental revenues	$445,980	$392,628	$53,352	13.6%
For definitions and discussion of same property net operating income - cash basis and core funds from operations, or CFFO, see the section below entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Leasing

During the year ended December 31, 2013, we executed 120 leasing transactions representing approximately 2.3 million square feet, including 75 new leases totaling approximately 1.4 million square feet and 45 leases which were amended to extend their terms totaling 839,114 square feet. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants. Significant transactions included:

Property	Market	Tenant	Square Feet
New Leases
320 Bent Street	Boston	Momenta Pharmaceuticals	105,000
320 Charles Street	Boston	The Broad Institute	100,000
650 E. Kendall Street (Kendall B)	Boston	Biomeasure Incorporated	63,000
320 Bent Street	Boston	Moderna Therapeutics	44,000
60 Hampshire Street	Boston	iZotope	36,000
210 Broadway	Boston	GiN Hubs	16,000
650 E. Kendall Street (Kendall B)	Boston	ArtScience Labs	13,000
Vassar Street	Boston	Preceres	10,000
University of Maryland BioPark II	Maryland	Catholic Health Initiatives Center	11,000
Landmark at Eastview III	New York / New Jersey	Regeneron Pharmaceuticals	297,000
Landmark at Eastview	New York / New Jersey	Regeneron Pharmaceuticals	29,000
Landmark at Eastview	New York / New Jersey	Profectus BioSciences	10,000
Piedmont Triad Research - Wake 90	North Carolina	Forsyth Technical Community College	24,000
Piedmont Triad Research - Wake 90	North Carolina	Young Men's Christian Association	10,000
Wateridge Circle	San Diego	Genalyte	29,000
Wateridge Circle	San Diego	Inovio Pharmaceuticals	27,000
Road to the Cure	San Diego	Human Longevity	11,000
Science Center at Oyster Point (180)	San Francisco	Life Technologies	116,000
Science Center at Oyster Point (200)	San Francisco	Life Technologies	89,000
Dumbarton Circle	San Francisco	Asterias Biotherapeutics	44,000
Pacific Industrial Center	San Francisco	Theranos	33,000
Pacific Research Center North	San Francisco	Risk Management Solutions	31,000
Kaiser Drive	San Francisco	Arstasis	21,000
Pacific Research Center North	San Francisco	Tegile Systems	19,000
Pacific Research Center North	San Francisco	Infosys Limited	18,000
Pacific Research Center North	San Francisco	Cellscape Corporation	9,000
Monte Villa Parkway	Seattle	Bristol-Myers Squibb	30,000
217th Place	Seattle	Sarepta Therapeutics	11,000
Heritage @ 4240	University Related/Other	Cambridge Innovation Center	32,000

Renewals, Amendments or Extensions
21 Erie Street	Boston	Metabolix	28,000
Coolidge Avenue	Boston	Blend Therapeutics	16,000
Coolidge Avenue	Boston	Wolfe Labratories	13,000
50 West Watkins Mill Road	Maryland	Johnson Controls	20,000
Landmark at Eastview	New York / New Jersey	Regeneron Pharmaceuticals	361,000
Landmark at Eastview	New York / New Jersey	Momentive Performance Materials	62,000
Weston Parkway	North Carolina	Fujifilm Diosynth Biotechnologies U.S.A.	31,000

Phoenixville Pike	Pennsylvania	TetraLogic Pharmaceuticals	12,000
Wateridge Circle	San Diego	Genomatica	29,000
San Diego Science Center	San Diego	Tocagen	14,000
Bridgeview Technology Park I	San Francisco	MedImmune	24,000
4320 Forest Park Avenue	University Related/Other	The Washington University	58,000
BRDG Park at Danforth Plant Science Center	University Related/Other	Monsanto Company	28,000
Innovation Research Park at ODU I	University Related/Other	EVMS Academic Physicians and Surgeons	16,000
BRDG Park at Danforth Plant Science Center	University Related/Other	Akermin	12,000
Acquisitions
During 2013, we acquired over 2.9 million rentable square feet of laboratory and office space, which was 83.5% leased at acquisition on a weighted-average basis, and approximately 580,000 square feet of development potential for approximately $842.6 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
				(In thousands)
Woodside Technology Park	San Francisco	February 28, 2013	255,650	$87,000	100%
The Campus at Lincoln Centre (2)	San Francisco	March 20, 2013	—	37,000	n/a
Wexford Science & Technology (3)	Various	May 31, 2013	2,555,174	669,100	81.2%
320 Charles Street (4)	Boston	June 18, 2013	99,513	49,518	100%
Total / weighted-average			2,910,337	$842,618	83.5%

(1)	Rentable square feet at time of acquisition.

(2)	Includes approximately 280,000 square feet of development potential.

(3)
Includes approximately 935,000 square feet in development and approximately 300,000 square feet of development potential. Investment includes the issuance of 5,568,227 shares of common stock of BioMed Realty Trust, Inc. and 336,960 operating partnership units of BioMed Realty, L.P. to the sellers as part of the consideration for the merger.

(4)	Investment includes the issuance of 2,034,211 operating partnership units of BioMed Realty, L.P. to the seller as part of the consideration for the acquisition.

We also acquired properties with approximately 274,000 and 300,000 square feet of pre-development and development potential, respectively, for approximately $13.4 million.
Financings

Significant financing activities during 2013 included the following:

•
Entered into an amended and restated credit agreement, or the Amended and Restated Credit Facility, which provides for aggregate borrowings of up to $1.25 billion, consisting of a $900.0 million revolving line of credit and a $350.0 million Term Loan due 2018, with a maturity date of March 24, 2018.

•
Entered into interest rate swap agreements that effectively fix the interest rate on $200.0 million of the Term Loan due 2018 at 2.2% for three years, subject to adjustments based on our credit ratings.

•
Issued 14,605,000 shares of BioMed Realty Trust, Inc.'s common stock for net proceeds of approximately $287.0 million. The net proceeds were utilized to fund the acquisition of the Woodside Technology Park property, to fund a portion of the redemption of BioMed Realty Trust, Inc.'s Series A preferred stock, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.

•	Redeemed all 7,920,000 outstanding shares of BioMed Realty Trust, Inc.'s Series A preferred stock for approximately $198.0 million.

•
Issued 17,250,000 shares of BioMed Realty Trust, Inc.'s common stock for net proceeds of approximately $354.1 million. The net proceeds were utilized to fund a portion of the purchase price in connection with the acquisition of Wexford Science & Technology, LLC and related entities, which we collectively refer to as Wexford, to repay a portion of the outstanding indebtedness under our unsecured line of credit and for other general corporate and working capital purposes.

•
Issued 5,568,227 shares of common stock of BioMed Realty Trust, Inc. and 336,960 operating partnership units of BioMed Realty, L.P. to the sellers as part of the consideration for our acquisition of Wexford.

•	Issued 2,034,211 operating partnership units of BioMed Realty, L.P. to fund a portion of the purchase price of our acquisition of the 320 Charles Street property.

•	Repaid approximately $105.9 million in mortgage notes with a weighted-average interest rate of 1.22%.

•	Ended the fourth quarter with a debt to total gross assets ratio of 39.4%.
Senior Management and Board of Directors
During 2013, we continued to enhance the depth and breadth of our senior management team with the following additions and promotions:

•	James R. Berens joined as President of Wexford in May 2013.

•	Daniel C. Cramer joined as Senior Vice President, Development of Wexford in May 2013.

•	Sandy N. Weeks joined as Senior Vice President and General Counsel of Wexford in May 2013.

•	James W. Cullinan joined as Vice President, Marketing in October 2013.

•	Dr. William R. Brody, President of the Salk Institute for Biological Studies, joined our board of directors in December 2013, increasing the size of the board to nine members.

•	Denis J. Sullivan was promoted to Vice President, Acquisitions in February 2013.
Common Stock Dividends
During 2013, we declared aggregate dividends on BioMed Realty Trust, Inc.’s common stock of $0.955 per common share, representing an 8.5% increase over common stock dividends declared in 2012.
OP Unit Distributions
During 2013, we declared aggregate distributions on BioMed Realty, L.P.’s operating partnership units and long-term incentive plan units (individually referred to as LTIP units, and collectively with the operating partnership units referred to as OP units) of $0.955 per OP unit, representing an 8.5% increase over aggregate distributions for OP units declared in 2012.
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
Target Markets
Our target markets - Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks near or adjacent to universities - have emerged as the primary hubs for research, development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research, personnel and capital to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.
Positive Life Science Industry Trends
We expect continued long-term growth in the life science industry due to several factors:

•
the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life,

•
the high level of research and development expenditures, as represented by a Battelle and R&D Magazine forecast indicating that global research and development spending will grow by 3.8%, or $60.0 billion, to $1.6 trillion in 2014, and

•	escalating health care costs, which drive the demand for better drugs, less expensive treatments and more services in an attempt to manage such costs.
We are uniquely positioned to benefit from these favorable long-term dynamics through the demand for space for research, development and production by our life science industry tenants.
Experienced Management
We have created and continue to develop a premier life science real estate-oriented management team, dedicated to maximizing current and long-term returns for our stockholders. Our executive team, including Alan D. Gold, our company’s Chief Executive Officer and Chairman, has acquired, developed, financed, owned, leased or managed in excess of $7.0 billion in life science real estate. Through this experience, our management team has established extensive industry relationships among life science tenants, property owners and real estate brokers. In addition, our experienced independent board members provide management with a broad range of knowledge in real estate, the sciences, life science company operations, and large public company finance and management.
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
Insurance
We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court property in San Diego and 9911 Belward Campus Drive and Shady Grove Road properties in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies or equivalent course of construction coverage for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors - Risks Related to the Real Estate Industry - Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
Foreign Operations

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the years ended December 31, 2013, and 2012 total revenues from properties outside the United States were $18.2 million and $10.3 million, respectively, which represented 2.9% and 2.0%, respectively, of our total revenues during the same period. Our net investments in properties outside the United States were $190.2 million and $188.8 million at December 31, 2013 and December 31, 2012, respectively. Prior to 2012, we did not engage in any foreign operations or derive any revenue from foreign sources.

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
As of December 31, 2013, we had 309 tenants in our portfolio of 16.3 million square feet. Our tenant Human Genome Sciences, Inc., a wholly-owned subsidiary of GlaxoSmithKline plc, represented 8.8% of our annualized base rent, and 6.5% of our total leased rentable square footage as of December 31, 2013. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
Life science entities comprise the vast majority of our tenant base and, as a result, adverse conditions affecting the life science industry will more adversely affect our business, and thus our ability to make distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:

•
Our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies and many of them have a history of recurring losses. The economic environment in recent years has significantly impacted the ability of these companies to access the capital markets, including both equity financing through public offerings and debt financing. The pace of venture capital funding has also declined from previous levels, further restricting access to capital for these companies. In addition, state and federal government budgets have been negatively impacted by the recent economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. If private investors, the government, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

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

•
Legislation to reform the U.S. healthcare system, including regulations and legislation relating to the recently enacted Affordable Care Act, may include government intervention in product pricing and other changes that adversely affect reimbursement for our tenants’ marketable products. In addition, sales of many of our tenants’ marketable products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations, price controls or third-party payors’ reimbursement policies may reduce reimbursement for our tenants’ marketable products and adversely impact our tenants’ businesses.

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
The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full. During the years ended December 31, 2013 and 2012, we incurred approximately $324,000 and $522,000, respectively, of rental operations expense related to early lease terminations and tenant receivables that were deemed to be uncollectible due to tenants that filed for bankruptcy at the time of lease termination or shortly thereafter.
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

We may not be successful in acquiring and integrating properties or companies that meet our investment criteria, which may impede our growth.
In addition to properties consisting of 2.3 million rentable square feet of laboratory and office space we acquired in connection with our initial public offering in August 2004, as of December 31, 2013, we had acquired or had acquired an interest in properties consisting of an additional 14.0 million rentable square feet of laboratory and office space (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. Changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction. We also may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit, which may be necessary or desirable to fund property acquisitions. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties.
In May 2013, we completed a merger with Wexford, a real estate company with approximately 1.6 million square feet of rentable laboratory and office space and approximately 935,000 square feet of rentable space under development at the time of close, and may acquire other companies in the future. Acquisitions of companies present risks that are in addition to the property-specific risks identified above, including risks associated with our ability to integrate the operations or information technology of acquired companies, maintain consistent standards, controls, policies and procedures and retain key employees.
If we fail to successfully acquire new properties or companies or integrate them into our portfolio, or if newly acquired properties or companies fail to perform as we expect, our results of operations, financial condition and ability to pay distributions could suffer.
The geographic concentration of our properties in Boston, California and Maryland makes our business particularly vulnerable to adverse conditions affecting these markets.
As of December 31, 2013, our Boston properties represented 34.0% of our annualized base rent and 22.2% of our total leased square footage. As of December 31, 2013, our California properties located in San Francisco and San Diego represented 23.1% of our annualized base rent and 29.6% of our total leased square footage. As of December 31, 2013, our Maryland properties represented 13.8% of our annualized base rent and 13.1% of our total leased square footage. Because of this concentration in three geographic regions, we are particularly vulnerable to adverse conditions affecting Boston, California and Maryland, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the increased risk of wildfires may make the properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.
Our tax indemnification and debt maintenance obligations require us to make payments if we sell certain properties or repay certain debt, which could limit our operating flexibility.
In our formation transactions, Messrs. Gold and Kreitzer and certain other individuals contributed properties to our operating partnership. If we were to dispose of these contributed assets in a taxable transaction, Messrs. Gold and Kreitzer and the other contributors of those assets could suffer adverse tax consequences. In connection with these contribution transactions, we agreed to indemnify Messrs. Gold and Kreitzer and one other contributor against such adverse tax consequences through August 11, 2014, the ten-year anniversary of the contribution. The tax indemnification provisions were not negotiated in an arm’s length transaction but were determined by our management team. We have also agreed to use reasonable best efforts consistent with our fiduciary duties to maintain at least $8.0 million of debt during the same period, some of which must be property specific, that these three contributors can guarantee in order to defer any taxable gain they may incur if our operating partnership repays existing debt. These tax indemnification and debt maintenance obligations may affect the way in which we conduct our business. During such period, these obligations may impact the timing and circumstances under which we sell the contributed properties or interests in entities holding the properties. For example, these tax indemnification payments could effectively reduce or eliminate any gain we might otherwise realize upon the sale or other disposition of the related properties. Accordingly, even if market conditions might otherwise dictate that it would be desirable to dispose of these properties, the existence of the tax indemnification obligations could result in a decision to retain the properties in our portfolio to avoid having to pay the tax indemnity payments. The existence of the debt maintenance obligations could require us to maintain debt at a higher level than we might otherwise choose. Higher debt levels could adversely affect our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
While we may seek to enter into tax-efficient joint ventures with third-party investors, we currently have no intention of disposing of these properties or interests in entities holding the properties in transactions that would trigger our tax indemnification obligations. The involuntary condemnation of one or more of these properties during the indemnification period could, however, trigger the tax indemnification obligations described above. The tax indemnity would equal the amount of the federal and state income tax liability the contributor would incur with respect to the gain allocated to the contributor. The calculation of the indemnity payment would not be reduced due to the time value of money or the time remaining within the indemnification period. The terms of the contribution agreements also require us to gross up the tax indemnity payment for the amount of income taxes due as a result of the tax indemnity payment. Messrs. Gold and Kreitzer are potential recipients of these indemnification payments. Because of these potential payments their personal interests may diverge from those of BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
Any of these events could adversely affect our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.
We face competition from various entities for investment opportunities in properties for life science tenants, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders may be adversely affected.
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
We review the carrying value of our properties when circumstances, such as adverse market conditions (including conditions resulting from the ongoing challenges facing the U.S. and U.K. economies), indicate potential impairment may exist. We base our review on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the property’s use and eventual disposition. We consider factors such as future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If our evaluation indicates that we may be unable to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. These losses have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. A worsening real estate market may cause us to reevaluate the assumptions used in our impairment analysis. Although we generally plan to own and operate our existing portfolio of properties over the long term, our ability and/or our intent with regard to the operation of our properties may change to dictate an earlier sale date, and an impairment loss may be recognized in connection with such a proposed sale to reduce the property to the lower of the carrying amount or fair-value less costs to sell. Such impairment charges could be material, and could adversely affect our financial condition, results of operations and per share trading price of BioMed Realty Trust, Inc.’s common stock.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations or could affect our tenants’ preferences regarding leasing real estate, lease structuring and terms of future leases.
Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance, covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, Belward Campus Drive and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies or equivalent course of construction coverage for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.
If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
The financial condition of one or more of these insurance companies could significantly deteriorate to the point that they may be unable to pay future insurance claims. This risk has increased as a result of the economic environment in recent years and periodic disruptions in the financial markets. The inability of any of these insurance companies to pay future claims under our policies may adversely affect our financial condition and results of operations.
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
Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Street properties, in Cambridge, Massachusetts, are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, the remediation of certain environmental conditions were performed at off-site parcels located in Cambridge, Massachusetts, which was an assumed obligation of PREI II LLC, one of our joint ventures with Prudential Real Estate Investors or PREI. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.
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
Environmental laws also govern the presence, maintenance and removal of ACMs and may impose fines and penalties, including orders prohibiting the use of the affected property by us or our tenants, if we fail to comply with these requirements. Failure to comply with these laws, or even the presence of ACMs, may expose us to third-party liability. Some of our properties contain ACMs, and we could be liable for such fines or penalties, as described above in “Item 1. Business - Regulation - Environmental Matters.”
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

All of our properties are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties are not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders could be adversely affected.
We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to make distributions.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. In addition, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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

•
One or more lenders under our $900.0 million unsecured line of credit could refuse to fund their financing commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

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

As of December 31, 2013, we had outstanding mortgage indebtedness of approximately $698.0 million, excluding approximately $11.3 million of debt premium; $180.0 million of outstanding aggregate principal amount of the Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes; $400.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2016, or the Notes due 2016, excluding approximately $1.2 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2020, or the Notes due 2020, excluding approximately $1.8 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2022, or the Notes due 2022, excluding approximately $1.9 million of debt discount; approximately $408.8 million in outstanding borrowings under our senior unsecured term loan facility, or the Unsecured Senior Term Loan; $478.0 million in outstanding borrowings under our Amended and Restated Credit Facility, consisting of $128.0 million in outstanding borrowings under the $900.0 million revolving line of credit component and $350.0 million outstanding aggregate principal amount under the term loan component; and $29.2 million of borrowings under a mortgage note and secured loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2013, the principal payments due for our consolidated indebtedness were $341.4 million in 2014, $30.0 million in 2015 and $566.5 million in 2016. Our consolidated indebtedness that matures in 2014 includes a mortgage secured by our Center for Life Science | Boston property. Given recent economic conditions, ongoing challenges impacting the global financial system, and changes in governmental monetary and fiscal policies, we may be unable to refinance these obligations when due or may incur significantly higher borrowing costs to refinance these obligations, which may negatively affect our ability to conduct operations.
Disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms, or at all, and have other adverse effects on us.
In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, and in certain cases have resulted in the unavailability of certain types of debt financing. Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our unsecured line of credit worsened they could default on their obligations to make available to us the funds under that facility. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.
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
Interest we pay reduces cash available for payments with respect to distributions. In addition, our unsecured line of credit, a portion of our Term Loan due 2017, a portion of our Term Loan due 2018, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, and we may incur additional variable rate debt in the future. To the extent that our variable rate debt is not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make payments with respect to distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
In recent years, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions were taken with the purpose of creating and maintaining a low interest rate environment, including the utilization of quantitative easing. Changes in the Federal Reserve’s and other central banks’ monetary policy positions, including but not limited to an elimination of quantitative easing over time, or market expectation of such changes, may result in significantly higher long-term interest rates, the transition to which may also be abrupt. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, result in a decrease in the value of our real estate, and negatively impact the market price of BioMed Realty Trust, Inc.’s common stock.
The terms governing our Amended and Restated Credit Facility, Notes due 2016, Notes due 2020 and Notes due 2022 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
The terms of our Amended and Restated Credit Facility impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 also contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.
The covenants relating to our Amended and Restated Credit Facility, the Notes due 2016, the Notes due 2020 and the Notes due 2022 may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our Amended and Restated Credit Facility and the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders.
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
In order to maintain BioMed Realty Trust, Inc.’s qualification as a REIT and to avoid incurring a nondeductible excise tax, we are required, among other things, to distribute annually at least 90% of BioMed Realty Trust, Inc.’s REIT taxable income, excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of BioMed Realty Trust, Inc.’s net taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain financings on favorable terms or at all. Our access to third-party sources of capital depends, in part, on:

•	general market conditions

•	the market’s perception of our growth potential,

•	with respect to acquisition financing, the market’s perception of the value of the properties to be acquired,

•	our current debt levels,

•	our current and expected future earnings,

•	our cash flow and cash distributions, and

•	the market price of BioMed Realty Trust, Inc.’s common stock.

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

•	counterparty credit risks and funding risks, including, for example, the reliance in part on increasing real estate values to repay investors in tax increment financing transactions;

•	changes in government rules that eliminate, reduce or otherwise adversely affect our ability to qualify for the benefits of these arrangements; and

•	potential increases in federal income taxes on taxable income at regular corporate tax rates for certain arrangements where we are required to utilize a taxable REIT subsidiary.
Our inability to effectively utilize tax credits, grants and other subsidies to partially fund construction activities, or any required refund or reduction of capital contributions in connection with tax credit financing, could adversely affect our business and limit our growth.
Risks Related to Our Organizational Structure
BioMed Realty, L.P.’s Partnership Agreement, BioMed Realty Trust, Inc.’s charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and may prevent stockholders from receiving a premium for their shares.
The limited partners of the operating partnership have limited approval rights, which may prevent BioMed Realty Trust, Inc. from completing a change of control transaction. BioMed Realty Trust, Inc., as the general partner of the operating partnership, may not withdraw as general partner or transfer its general partnership interest in the operating partnership without the consent of limited partners holding more than 50% of the operating partnership units held by all limited partners (excluding any limited partners owned or controlled by BioMed Realty Trust, Inc.). In addition, except in certain circumstances, BioMed Realty Trust, Inc., as general partner of the operating partnership, may not engage in a merger, consolidation, or other combination or the sale of all or substantially all of its assets or such similar transaction, without the consent of the partners holding more than 50% of all outstanding common operating partnership units, including the units held by BioMed Realty Trust, Inc., as more fully set forth in the partnership agreement of the operating partnership. The right of the limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interests of BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s stockholders.
BioMed Realty Trust, Inc.’s charter contains ownership limits that may delay, defer or prevent a change of control transaction. BioMed Realty Trust, Inc.’s charter, with certain exceptions, authorizes BioMed Realty Trust, Inc.’s directors to take such actions as are necessary and desirable to preserve its qualification as a REIT. Unless exempted by its board of directors, no person may own more than 9.8% of the value of BioMed Realty Trust, Inc.’s outstanding shares of capital stock or more than 9.8% in value or number (whichever is more restrictive) of the outstanding shares of its common stock. The board may not grant such an exemption to a person whose ownership in excess of 9.8% of BioMed Realty Trust, Inc.’s outstanding shares would result in BioMed Realty Trust, Inc.’s failure to qualify as a REIT. These restrictions on transferability and ownership will not apply if BioMed Realty Trust, Inc.’s board of directors determines that it is no longer in BioMed Realty Trust, Inc.’s best interests to qualify as a REIT. The ownership limit may delay or impede a transaction or a change of control that might involve a premium price for BioMed Realty Trust, Inc.’s common stock or otherwise be in the best interests of its stockholders.
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
Changes to our investing and financing strategies could increase the risk we default under our debt obligations or could harm our business and results of operations.
Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Changes to our investing and financing strategies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make distributions to BioMed Realty, L.P.’s unitholders or BioMed Realty Trust, Inc.’s stockholders. Higher leverage also increases the risk we could default on our debt.
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

We have had investments in joint ventures with PREI since 2007. While we, as managing member, are authorized to carry out the day-to-day management of the business and affairs of the PREI joint ventures, PREI’s prior written consent is required for certain decisions, including decisions relating to financing, budgeting and the sale or pledge of interests in the properties owned by the PREI joint ventures.
Risks Related to BioMed Realty Trust, Inc.’s REIT Status
BioMed Realty Trust, Inc.’s failure to qualify as a REIT under the Code would result in significant adverse tax consequences to us and would adversely affect our business.
We believe that we have operated and intend to continue operating in a manner intended to allow BioMed Realty Trust, Inc. to qualify as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The fact that we hold substantially all of our assets through our operating partnership further complicates the application of the REIT requirements. Even a seemingly minor technical or inadvertent mistake could jeopardize BioMed Realty Trust, Inc.’s REIT status. BioMed Realty Trust, Inc.’s REIT status depends upon various factual matters and circumstances that may not be entirely within our control. For example, in order for BioMed Realty Trust, Inc. to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must satisfy a number of requirements regarding the composition of our assets. Also, BioMed Realty Trust, Inc. must make distributions to stockholders aggregating annually at least 90% of BioMed Realty Trust, Inc.’s REIT taxable income, excluding net capital gains. In addition, new legislation, regulations, administrative interpretations or court decisions, each of which could have retroactive effect, may make it more difficult or impossible for BioMed Realty Trust, Inc. to qualify as a REIT, or could reduce the desirability of an investment in a REIT relative to other investments. We have not requested and do not plan to request a ruling from the IRS that BioMed Realty Trust, Inc. qualifies as a REIT, and the statements in this report are not binding on the IRS or any court. Accordingly, we cannot be certain that BioMed Realty Trust, Inc. has qualified or will continue to qualify as a REIT.
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

In addition, if BioMed Realty Trust, Inc. fails to qualify as a REIT, we will not be required to make distributions to stockholders; however, distributions to BioMed Realty Trust, Inc.’s stockholders would be subject to tax as corporate dividends to the extent of our current and accumulated earnings and profits. As a result of all these factors, BioMed Realty Trust, Inc.’s failure to qualify as a REIT could impair our ability to expand our business and raise capital and would adversely affect the value of BioMed Realty Trust, Inc.’s common stock.
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
We may need to borrow funds at times when the then-prevailing market conditions are not favorable for borrowing. These borrowings could increase our costs or reduce our equity and adversely affect the value of BioMed Realty Trust, Inc.’s common stock.
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
Broad market fluctuations could negatively impact the market price of BioMed Realty Trust, Inc.’s common stock.
The stock market has experienced continuing significant price and volume fluctuations that have affected the market price of the securities of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performance. These broad market fluctuations could reduce the market price of BioMed Realty Trust, Inc.’s common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations. Either of these factors could lead to a material decline in the market price of BioMed Realty Trust, Inc.’s common stock.
Market interest rates may have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.
One of the factors that will influence the price of BioMed Realty Trust, Inc.’s common stock will be the dividend yield on such stock (as a percentage of the price of the stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of BioMed Realty Trust, Inc.’s common stock to expect a higher dividend yield, and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of BioMed Realty Trust, Inc.’s common stock to fall.
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
In April 2009, in an effort to maintain financial flexibility in light of the capital markets environment, we reset our annual dividend rate on shares of BioMed Realty Trust, Inc.’s common stock and the annual distribution rate on BioMed Realty, L.P.’s OP units to $0.44 per share or unit, starting in the second quarter of 2009. We subsequently increased these rates periodically and most recently declared dividends and distributions equal to an annualized rate of $1.00 per share or unit, starting in the fourth quarter of 2013. The decision to declare and pay dividends on shares of BioMed Realty Trust, Inc.’s common stock or distributions to BioMed Realty, L.P.’s OP units in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of BioMed Realty Trust, Inc.’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.
The number of shares of BioMed Realty Trust, Inc.’s common stock available for future sale could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
We cannot predict whether future issuances of shares of BioMed Realty Trust, Inc.’s common stock or the availability of shares for resale in the open market will decrease the market price of BioMed Realty Trust, Inc.’s common stock. As of December 31, 2013, 192,115,002 shares of BioMed Realty Trust, Inc.’s common stock were issued and outstanding, as well as BioMed Realty L.P.’s operating partnership units and LTIP units which may be exchanged for 5,083,400 and 332,574 shares of BioMed Realty Trust, Inc.’s common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2013. In addition, as of December 31, 2013, we had reserved an additional 6,217,404 shares of common stock for future issuance under our incentive award plan, and 10,405,224 shares potentially issuable upon exchange of the Exchangeable Senior Notes (based on the exchange rate as of December 31, 2013). Sales of substantial amounts of shares of BioMed Realty Trust, Inc.’s common stock in the public market, or upon exchange of operating partnership units, LTIP units, or the Exchangeable Senior Notes, or the perception that such sales might occur, could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
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
In June 2012, we acquired Granta Park, comprising eleven laboratory and office buildings and a total of approximately 472,200 square feet of space, as well as approximately 138,400 square feet of development and expansion rights, in Cambridge, United Kingdom. The purchase price for the property was £126.8 million, or approximately $196.0 million (based on the exchange rate in effect as of June 8, 2012), excluding transaction costs. In addition to Granta Park, in the future we may underwrite and acquire other properties or interests in real estate related entities in international markets that are new to us. Our international investments, consisting only of Granta Park, constituted 3.1% of our total gross assets as of December 31, 2013.
International development, ownership and operating activities involve risks that are different from and potentially greater than those we face with respect to our domestic properties and operations. These risks include but are not limited to:

•	our limited knowledge of and relationships with sellers, tenants, contractors, suppliers or other parties in these markets,

•
challenges in managing and integrating international operations, development and redevelopment, including difficulty in hiring qualified management, sales and construction personnel and service providers in a timely fashion,

•	changes in foreign political, regulatory and economic conditions, including regionally, nationally and locally,

•	challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings,

•
establishing effective controls and procedures to regulate the operations of new offices and to monitor compliance with U.S. laws and regulations such as the Foreign Corrupt Practices Act and similar foreign laws and regulations,

•	adverse effects of changes in exchange rates for foreign currencies,

•	challenges with respect to the repatriation of foreign earnings,

•	differences in lending practices, and

•	differences in languages, cultures and time zones.

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

In May 2012, we purchased a $255.0 million interest in a $355.0 million construction loan, or the Construction Loan, secured by first priority mortgages on the properties owned and under development by the borrower located in Boston, Massachusetts, and may make similar investments in the future. We began funding the Construction Loan in monthly draws starting in the fourth quarter of 2012 and expect to fund the full balance of the Construction Loan by the third quarter of 2014. We face risks associated with our investment in the Construction Loan and other similar investments that we may undertake in the future, including the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Existing Portfolio
At December 31, 2013, we owned or had interests in a portfolio of properties with an aggregate of approximately 16.3 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), development properties (properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use), pre-development properties (development properties that are engaged in activities related to planning, entitlement, or other preparations for future construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and development potential (representing management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2013:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Stabilized	$4,116,424	115	9,544,945	99.1%
Lease up	1,447,689	60	5,554,641	69.6%
Total operating portfolio	5,564,113	175	15,099,586	91.4%

Development	95,479	4	694,305	59.2%
Redevelopment	31,944	2	146,000	97.6%
Unconsolidated partnership portfolio	32,069	3	355,080	77.3%
Pre-development	106,999	—	1,057,000	—
Development potential	204,945	—	3,866,000	—
Total portfolio	$6,035,549	184	21,217,971

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Our total portfolio by market at December 31, 2013 was as follows:

		Current (1)			Expiration (2)
				Annualized			Annualized
	Leased		Percent of	Base Rent		Percent of	Base Rent
	Square	Annualized	Annualized	per Leased	Annualized	Annualized	per Leased
Market	Feet	Base Rent	Base Rent	Sq Ft	Base Rent	Base Rent	Sq Ft
		(In thousands)			(In thousands)
Boston	3,175,494	$175,937	34.0%	$55.40	$190,347	31.4%	$59.94
Maryland	1,875,757	71,177	13.8%	37.95	87,273	14.4%	46.53
San Diego	1,794,360	60,133	11.6%	33.51	74,975	12.4%	41.78
San Francisco	2,441,023	59,248	11.5%	24.27	72,090	11.9%	29.53
New York / New Jersey	1,518,705	53,568	10.4%	35.27	66,641	11.0%	43.88
Pennsylvania	949,904	24,102	4.7%	25.37	28,333	4.7%	29.83
Cambridge, UK	470,015	17,572	3.4%	37.39	17,572	2.9%	37.39
North Carolina	771,467	13,369	2.6%	17.33	17,363	2.9%	22.51
Seattle	265,142	11,622	2.2%	43.83	14,556	2.4%	54.90
University Related - Other	1,058,335	30,492	5.8%	28.81	37,184	6.0%	35.13
Total portfolio / weighted- average	14,320,202	$517,220	100.0%	$36.12	$606,334	100.0%	$42.34

(1) Current annualized base rent is the monthly contractual rent as of the period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.
(2) Annualized base rent at expiration is the monthly contractual rent as of date of expiration of the applicable lease (not including any extension option(s)), multiplied by 12 months.
Properties we owned, or had an ownership interest in, at December 31, 2013 were as follows:

	Rentable
Property	Square Feet	Percent Leased
Boston
Albany Street	75,003	100.0%
320 Bent Street	195,198	100.0%
301 Binney Street	417,290	96.7%
301 Binney Street Garage	503 Stalls	99.8%
210 Broadway	64,812	100.0%
Center for Life Science│Boston	704,159	98.9%
Charles Street	47,912	100.0%
320 Charles Street	99,513	100.0%
Coolidge Avenue	37,684	91.8%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	447 Stalls	100.0%
Fresh Pond Research Park	90,702	98.3%
50 Hampshire Street	183,052	100.0%
60 Hampshire Street (1)	41,257	86.5%
Kendall Crossing Apartments	37 Apts.	91.2%
450 Kendall Street (Kendall G) (2)	63,000	—

500 Kendall Street (Kendall D)	349,325	98.5%
675 W. Kendall Street (Kendall A)	302,919	100.0%
Sidney Street	191,904	100.0%
Vassar Street	60,845	100.0%
Maryland
Beckley Street	77,225	100.0%
9900 Belward Campus Drive	49,317	65.3%
9901 Belward Campus Drive	57,152	99.9%
9911 Belward Campus Drive	289,912	100.0%
9920 Belward Campus Drive	51,181	100.0%
9704 Medical Center Drive	122,600	100.0%
9708-9714 Medical Center Drive	92,124	17.4%
1701 / 1711 Research Blvd (1)	104,743	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
University of Maryland BioPark I	75,517	100.0%
University of Maryland BioPark II	235,333	93.5%
University of Maryland BioPark Garage	638 Stalls	96.0%
50 West Watkins Mill Road	57,410	34.8%
55 / 65 West Watkins Mill Road	82,405	100.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Coast 9	162,074	82.3%
4570 Executive Drive	125,219	85.3%
Faraday Avenue	28,704	100.0%
Gazelle Court	176,000	100.0%
3525 John Hopkins Court	48,306	100.0%
3545-3575 John Hopkins Court	72,192	84.7%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6122-6126 Nancy Ridge Drive	68,000	100.0%
6828 Nancy Ridge Drive	42,138	42.0%
Pacific Center Boulevard	66,745	100.0%
Road to the Cure	67,998	89.6%
San Diego Science Center	105,364	81.3%
10240 Science Center Drive	49,347	100.0%
10255 Science Center Drive	53,740	100.0%
Sorrento Plaza	31,184	100.0%
Sorrento Valley Boulevard	54,924	—
11388 Sorrento Valley Road	35,940	100.0%
Summers Ridge	—	100.0%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	43.9%
Wateridge Circle	106,490	95.6%

San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture (3)	72,500	83.2%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	52.9%
Bridgeview Technology Park II	50,400	57.0%
550 Broadway Street	71,239	100.0%
Dumbarton Circle	44,000	100.0%
Gateway Business Park	176,503	82.2%
Industrial Road	175,144	100.0%
Kaiser Drive	87,953	81.0%
Pacific Industrial Center	305,026	82.7%
Pacific Research Center North	661,245	79.2%
Pacific Research Center South	423,246	62.3%
Science Center at Oyster Point	204,887	100.0%
Woodside Technology Park	255,650	100.0%
New York / New Jersey
Ardsley Park	160,500	100.0%
Graphics Drive	72,300	64.2%
Landmark at Eastview	800,671	81.7%
Landmark at Eastview II	360,520	100.0%
Landmark at Eastview III (2)	297,000	100.0%
One Research Way	49,421	—
Pennsylvania
George Patterson Boulevard	71,500	100.0%
Hershey Center of Applied Research	80,867	87.7%
King of Prussia	374,387	100.0%
3711 Market Street (4)	154,793	94.5%
3737 Market Street (2) (5)	334,305	55.2%
Phoenixville Pike	104,400	37.5%
Spring Mill Drive	76,561	82.5%
900 Uniqema Boulevard	11,293	—
1000 Uniqema Boulevard	59,821	—
Cambridge, UK
Granta Park	472,234	99.5%
North Carolina
Paramount Parkway	61,603	100.0%
Patriot Drive	48,394	83.8%
Piedmont Triad Research - Wake 90	475,742	83.4%
Wake Forest Biotech Place	242,000	100.0%
Weston Parkway	30,589	100.0%
Seattle
Elliott Avenue	151,194	56.0%
530 Fairview Avenue	96,305	100.0%
Monte Villa Parkway	51,000	59.2%
217th Place	67,799	79.7%

University Related - Other
BRDG Park at Danforth Plant Science Center (6)	109,731	83.1%
4320 Forest Park Avenue (6)	152,664	100.0%
Heritage @ 4240 (6)	183,842	60.6%
Innovation Research Park at ODU I (7)	95,634	90.0%
Innovation Research Park at ODU II (7)	95,670	74.9%
Trade Centre Avenue (8)	78,023	100.0%
University of Miami Life Science & Technology Park (9)	258,680	73.2%
University Tech Park at IIT (10)	128,000	100.0%
Walnut Street (11)	149,984	100.0%
Total Consolidated Portfolio / Weighted-Average	15,939,891	88.1%
Unconsolidated Portfolio:
McKellar Court (12)	72,863	100.0%
650 E. Kendall Street (Kendall B) (13)	282,217	71.5%
350 E. Kendall Street Garage (Kendall F) (13)	1,409 Stalls	100.0%
Total Portfolio / Weighted-Average	16,294,971	87.9%

(1)	The property was under redevelopment at December 31, 2013.

(2)	The property was under development at December 31, 2013.

(3)	We own an 87.5% membership interest in the limited liability company that owns this property.

(4)	We own a 60% membership interest in the limited liability company that owns this property.

(5)	We own a 68% membership interest in the limited liability company that owns this property.

(6)	Located in St. Louis, Missouri.

(7)	Located in Norfolk, Virginia.

(8)	Located in Longmont, Colorado.

(9)	Located in Miami, Florida.

(10)	Located in Chicago, Illinois.

(11)	Located in Boulder, Colorado.

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
Tenant Information
As of December 31, 2013, our consolidated and unconsolidated properties were leased to 309 tenants, and we estimate that 83% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our ten largest tenants based on percentage of our annualized base rent as of December 31, 2013:

			Annualized	Percent of
			Base Rent	Annualized
	Leased	Annualized	per Leased	Base Rent
	Square	Base Rent	Sq Ft	Current	Lease
Tenant	Feet	Current (1)	Current	Total Portfolio	Expiration
		(In thousands)
GlaxoSmithKline plc (2)	924,970	$45,373	$49.05	8.8%	June 2026
Regeneron Pharmaceuticals, Inc. (3)	1,001,718	40,079	40.01	7.7%	Multiple
Vertex Pharmaceuticals Incorporated (4)	685,286	36,401	53.12	7.0%	Multiple
Beth Israel Deaconess Medical Center, Inc.	362,364	26,823	74.02	5.2%	July 2023
Sanofi (5)	418,003	22,857	54.68	4.4%	Multiple
Ironwood Pharmaceuticals, Inc.	303,259	15,340	50.58	3.0%	February 2018
Children’s Hospital Corporation (6)	200,081	14,459	72.27	2.8%	May 2023
Janssen Biotech, Inc. (Johnson & Johnson)	374,387	9,267	24.75	1.8%	April 2014
Bristol-Myers Squibb (7)	270,047	9,108	33.73	1.8%	Multiple
MedImmune, Inc. (8)	245,808	8,669	35.27	1.7%	Multiple
Total / weighted-average (9)	4,785,923	$228,376	$47.72	44.2%

(1)
Based on current annualized base rent. Current annualized base rent is the monthly contractual rent as of the current period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.

(2)	The tenant is Human Genome Sciences, a wholly-owned subsidiary of GlaxoSmithKline plc.

(3)
On April 3, 2013, we entered into a build-to-suit agreement to construct two new buildings pre-leased to Regeneron for a 15-year term totaling approximately 297,000 square feet at Landmark at Eastview. 2,833 square feet expire July 2015, 312,525 square feet expire July 2024 and 686,360 square feet expire July 2029.

(4)
81,204 square feet are leased to a subsidiary of Vertex Pharmaceuticals Incorporated. 292,758 square feet expire January 2016, 20,608 square feet expire May 2017, 290,716 square feet expire May 2018, and 81,204 square feet expire January 2019.

(5)	343,000 square feet expire August 2018 and 75,003 square feet expire October 2018.

(6)	This tenant guarantees rent on 49,866 square feet leased at the Center for Life Science│Boston.

(7)	77,539 square feet expire February 2015, 29,218 square feet expire April 2018, 133,123 square feet expire December 2022 and 30,167 square feet expire April 2024.

(8)	46,013 square feet expire December 2015, 39,505 square feet expire January 2021 and 160,290 square feet expire December 2021.

(9)	Without regard to any early lease terminations and/or renewal options.
Lease Terms
Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. From time to time, we offer rent concessions to new tenants, including periods of free rent or contractual rent discounted from prevailing market rates. Any decision to offer a rent concession, however, is made on a case-by-case basis after taking into account factors such as anticipated lease terms, general and local market conditions, local practices and tenant characteristics. Approximately 95.4% of current annualized base rent at December 31, 2013 was earned from triple-net leases. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (BIOMED REALTY TRUST, INC.)
BioMed Realty Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 6, 2014, the reported closing sale price per share for BioMed Realty Trust, Inc.’s common stock on the NYSE was $19.79 and there were approximately 482 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share
First Quarter 2012	$19.65	$17.72	$18.98	$0.215
Second Quarter 2012	$20.30	$17.52	$18.68	$0.215
Third Quarter 2012	$19.94	$18.10	$18.72	$0.215
Fourth Quarter 2012	$19.68	$18.19	$19.33	$0.235
First Quarter 2013	$22.30	$19.47	$21.60	$0.235
Second Quarter 2013	$23.13	$18.55	$20.23	$0.235
Third Quarter 2013	$21.62	$17.90	$18.59	$0.235
Fourth Quarter 2013	$20.56	$17.97	$18.12	$0.250
Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty, L.P.)
There is no established public trading market for BioMed Realty, L.P.’s OP units. As of February 6, 2014, there were 26 holders of record of BioMed Realty, L.P.’s OP units, including BioMed Realty Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to BioMed Realty, L.P.’s OP units for the periods indicated.

Cash Distribution
Period	per Unit
First Quarter 2012	$0.215
Second Quarter 2012	$0.215
Third Quarter 2012	$0.215
Fourth Quarter 2012	$0.235
First Quarter 2013	$0.235
Second Quarter 2013	$0.235
Third Quarter 2013	$0.235
Fourth Quarter 2013	$0.250

As of December 31, 2013, (1) there were 197,198,402 operating partnership units and 332,574 LTIP units outstanding, (2) there were no operating partnership units subject to outstanding options or warrants to purchase, (3) there were no securities convertible into BioMed Realty, L.P.’s operating partnership units and (4) there were no operating partnership units that have been, or are proposed to be, publicly offered by us. As of December 31, 2013, there were 156,928,002 operating partnership units which could be sold pursuant to Rule 144 under the Securities Act, subject to other restrictions on transfer in the securities laws or in BioMed Realty, L.P.’s partnership agreement. Currently, pursuant to the terms of BioMed Realty, L.P.’s partnership agreement, any transfer of OP units by the limited partners, except to us, as general partner, to an affiliate of the transferring limited partner, to other original limited partners, to immediate family members of the transferring limited partner, to a trust for the benefit of a charitable beneficiary, or to a lending institution as collateral for a bona fide loan, subject to specified limitations, will be subject to a right of first refusal by us and must be made only to “accredited investors” as defined under Rule 501 of the Securities Act.
We intend to continue to declare quarterly distributions on BioMed Realty, L.P.’s OP units and BioMed Realty Trust, Inc.’s common stock. The actual amount and timing of future distributions will be at the discretion of BioMed Realty Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our Amended and Restated Credit Facility and the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 contain financial covenants which may limit our ability to pay distributions to BioMed Realty, L.P.’s unitholders and BioMed Realty Trust, Inc.’s common stockholders. We do not anticipate that our ability to pay distributions will be impaired by the terms of our Amended and Restated Credit Facility, or the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022. However, there can be no assurances in that regard.
Sales of Unregistered Equity Securities (BioMed Realty Trust, Inc.)
None.
Sales of Unregistered Equity Securities (BioMed Realty, L.P.)
During the three months ended December 31, 2013, BioMed Realty Trust, Inc. issued, net of forfeitures, an aggregate of 8,253 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by BioMed Realty Trust, Inc. in connection with such an award, BioMed Realty, L.P. issued a restricted operating partnership unit to BioMed Realty Trust, Inc., in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. During the three months ended December 31, 2013, BioMed Realty, L.P. issued an aggregate of 8,253 restricted operating partnership units to BioMed Realty Trust, Inc., as required by BioMed Realty, L.P.’s partnership agreement.
Stock Performance Graph
The following graph shows a comparison from December 31, 2008 to December 31, 2013 of cumulative total shareholder return, calculated on a dividend reinvested basis, for BioMed Realty Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of BioMed Realty Trust, Inc.’s common stock, the S&P 500 and the Industry Index on December 31, 2008. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

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

BIOMED REALTY TRUST, INC.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations:
Revenues:
Total revenues	$637,314	$518,167	$438,200	$383,629	$358,193
Expenses:
Rental operations	184,073	152,219	128,146	111,900	104,246
Depreciation and amortization	245,000	196,844	142,319	114,788	109,007
General and administrative	44,175	38,025	30,966	25,901	22,455
Acquisition-related expenses	5,282	13,077	1,099	3,053	464
Total expenses	478,530	400,165	302,530	255,642	236,172
Income from operations	158,784	118,002	135,670	127,987	122,021

Equity in net loss of unconsolidated partnerships	(905)	(1,389)	(2,489)	(1,645)	(2,390)
Interest expense, net	(107,727)	(99,608)	(89,181)	(86,073)	(64,690)
Other (expense) / income	(2,943)	(872)	(1,760)	(2,658)	3,467
Income from continuing operations	47,209	16,133	42,240	37,611	58,408
(Loss) / income from discontinued operations	—	(4,370)	474	1,703	1,782
Net income	47,209	11,763	42,714	39,314	60,190
Net (income) / loss attributable to noncontrolling interests	(565)	62	(525)	(498)	(1,468)
Net income attributable to the Company	46,644	11,825	42,189	38,816	58,722
Preferred stock dividends	(2,393)	(14,603)	(16,033)	(16,963)	(16,963)
Cost on redemption of preferred stock	(6,531)	—	(165)	—	—
Net income / (loss) available to common stockholders	$37,720	$(2,778)	$25,991	$21,853	$41,759
Income from continuing operations per share available to stockholders:
Basic and diluted earnings per share	$0.20	$—	$0.19	$0.17	$0.43
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$(0.03)	$0.19	$0.19	$0.45
Weighted-average shares outstanding:
Basic	182,043,391	152,752,086	132,625,915	112,698,704	91,011,123
Diluted	186,397,022	155,700,387	135,609,843	115,718,199	91,851,002
Cash dividends declared per common share	$0.96	$0.88	$0.80	$0.63	$0.70
Cash dividends declared per preferred share	$0.30	$1.84	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Investments in real estate, net	$5,217,902	$4,319,716	$3,950,246	$3,536,114	$2,971,767
Total assets	5,972,601	4,834,479	4,428,545	3,959,754	3,283,274
Total indebtedness	2,671,193	2,169,285	1,681,425	1,497,465	1,361,805
Total liabilities	2,985,576	2,349,938	1,816,349	1,646,858	1,459,342
Total equity	2,987,025	2,484,541	2,612,196	2,312,896	1,823,932
Other Data:
Cash flows provided by / (used in):
Operating activities	279,789	238,235	175,031	161,895	144,128
Investing activities	(833,219)	(537,982)	(604,331)	(710,986)	(156,666)
Financing activities	568,576	303,285	424,244	550,636	11,038

BIOMED REALTY, L.P.
(Dollars in thousands, except unit data)

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations:
Revenues:
Total revenues	$637,314	$518,167	$438,200	$383,629	$358,193
Expenses:
Rental operations	184,073	152,219	128,146	111,900	104,246

Depreciation and amortization	245,000	196,844	142,319	114,788	109,007
General and administrative	44,175	38,025	30,966	25,901	22,455
Acquisition-related expenses	5,282	13,077	1,099	3,053	464
Total expenses	478,530	400,165	302,530	255,642	236,172
Income from operations	158,784	118,002	135,670	127,987	122,021
Equity in net loss of unconsolidated partnerships	(905)	(1,389)	(2,489)	(1,645)	(2,390)
Interest expense, net	(107,727)	(99,608)	(89,181)	(86,073)	(64,690)
Other (expense) / income	(2,943)	(872)	(1,760)	(2,658)	3,467
Income from continuing operations	47,209	16,133	42,240	37,611	58,408
(Loss) / income from discontinued operations	—	(4,370)	474	1,703	1,782
Net income	47,209	11,763	42,714	39,314	60,190
Net loss attributable to noncontrolling interests	254	8	44	48	64
Net income attributable to the operating partnership	47,463	11,771	42,758	39,362	60,254
Preferred unit dividends	(2,393)	(14,603)	(16,033)	(16,963)	(16,963)
Cost on redemption of preferred units	(6,531)	—	(165)	—	—
Net income / (loss) available to the operating partnership	$38,539	$(2,832)	$26,560	$22,399	$43,291
Income from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$0.20	$—	$0.19	$0.17	$0.43
Net income / (loss) per unit available to unitholders:
Basic and diluted earnings per unit	$0.20	$(0.03)	$0.19	$0.19	$0.45
Weighted-average units outstanding:
Basic	186,333,292	155,670,931	135,549,934	115,572,569	94,005,382
Diluted	186,396,309	155,670,931	135,549,934	115,572,569	94,005,382
Cash distributions declared per unit	$0.96	$0.88	$0.80	$0.63	$0.70
Cash distributions declared per preferred unit	$0.30	$1.84	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Investments in real estate, net	$5,217,902	$4,319,716	$3,950,246	$3,536,114	$2,971,767
Total assets	5,972,601	4,834,479	4,428,545	3,959,754	3,283,274
Total indebtedness	2,671,193	2,169,285	1,681,425	1,497,465	1,361,805
Total liabilities	2,985,576	2,349,938	1,816,349	1,646,858	1,459,342
Total capital	2,987,025	2,484,541	2,612,196	2,312,896	1,823,932
Other Data:
Cash flows provided by / (used in):
Operating activities	279,789	238,235	175,031	161,895	144,128
Investing activities	(833,219)	(537,982)	(604,331)	(710,986)	(156,666)
Financing activities	568,576	303,285	424,244	550,636	11,038
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
Overview
As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner, which may be referred to herein as the “operating partnership.” BioMed Realty Trust, Inc. conducts its business and owns its assets through the operating partnership and operates as a fully integrated, self-administered and self-managed REIT. The operating partnership is focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, North Carolina, New York/New Jersey, Pennsylvania, Seattle and Cambridge (United Kingdom).
We were formed on April 30, 2004 and completed BioMed Realty Trust, Inc.’s initial public offering on August 11, 2004.
At December 31, 2013, we owned or had interests in a portfolio of properties with an aggregate of approximately 16.3 million rentable square feet.

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Stabilized	$4,116,424	115	9,544,945	99.1%
Lease up	1,447,689	60	5,554,641	69.6%
Total operating portfolio	5,564,113	175	15,099,586	91.4%

Development	95,479	4	694,305	59.2%
Redevelopment	31,944	2	146,000	97.6%
Unconsolidated partnership portfolio	32,069	3	355,080	77.3%
Pre-development	106,999	—	1,057,000	—
Development potential	204,945	—	3,866,000	—
Total portfolio	$6,035,549	184	21,217,971

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants. As of December 31, 2012, our total operating portfolio was 92.1% leased on a weighted-average basis to 209 tenants. The decrease in our total operating portfolio leased percentage and increase in number of tenants were primarily due to our acquisitions completed in 2013, which were 83.5% leased on a weighted-average basis at acquisition.
Our leasing strategy for 2014 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of December 31, 2013, leases representing 5.7% of our leased square feet were scheduled to expire during 2014. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
Lease Expirations
The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2013. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Current
				Percent of	Annualized
		Percent of	Current	Current	Base Rent
	Leased	Leased	Annualized	Annualized	per Leased
Year of Lease Expiration	Square Feet	Square Feet	Base Rent	Base Rent	Square Feet
			(In thousands)
Month-to-month	10,080	0.1%	$300	0.1%	$29.76
2014	815,540	5.7%	27,453	5.4%	33.66
2015	661,717	4.6%	20,243	3.9%	30.59
2016	1,176,148	8.2%	45,268	8.8%	38.49
2017	649,002	4.5%	19,245	3.7%	29.65
2018	1,827,585	12.8%	81,440	15.7%	44.56
2019	944,668	6.6%	27,870	5.4%	29.50
2020	879,603	6.1%	30,436	5.9%	34.60
2021	638,284	4.5%	19,352	3.7%	30.32
2022	785,347	5.5%	18,691	3.6%	23.80
2023	1,117,505	7.8%	55,152	10.7%	49.35
Thereafter	4,814,723	33.6%	171,770	33.1%	35.68
Total Portfolio / Weighted-Average	14,320,202	100.0%	$517,220	100.0%	$36.12

The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets of Boston, San Francisco, San Diego, Maryland, North Carolina, New York/New Jersey, Pennsylvania, Seattle, Cambridge (United Kingdom) and research parks near or adjacent to universities. We cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

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
Investments in Partnerships and Limited Liability Companies

We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have determined that we are the primary beneficiary in five VIEs (excluding certain VIEs through our ownership of Wexford), consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements.
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
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2013.
We are also a party to certain VIEs through our ownership of Wexford, which are described in further detail in Note 11 of the Notes to Consolidated Financial Statements included elsewhere herein.
Impairment of Investments in Real Estate
When circumstances such as adverse market conditions indicate a possible impairment of the value of a property, we review the recoverability of the property’s carrying value. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our investments in long-lived assets. These assessments have a direct impact on our net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although our strategy is to hold our properties over the long-term, if our strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair-value and such loss could be material. If we determine that impairment has occurred, the affected assets must be reduced to their fair-value.

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
Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). We formally document the hedging relationships for all derivative instruments, have historically accounted for our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

Results of Operations
Leasing Activity

During the year ended December 31, 2013, we executed 120 leasing transactions representing 2.3 million square feet, including 75 new leases totaling approximately 1.4 million square feet and 45 leases amended to extend their terms totaling 839,114 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the year ended December 31, 2013:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2012	11,549,607
Acquisitions	2,428,965	$25.31	$29.53
Dispositions	(27,750)	10.56	10.70
Expirations	(1,542,313)	38.69	37.67
Terminations	(333,835)	42.02	43.74
Pre-leased delivery	452,110	36.54	41.58
Renewals, amendments, and extensions	839,114	36.87	37.84
New leases - first generation (3)	712,636	30.98	32.52
New leases - second generation (4)	241,668	35.10	36.75
Leased square feet as of December 31, 2013	14,320,202

Pre-leased square feet as of December 31, 2012	71,011
Pre-leased acquisitions	13,373	$18.00	$20.29
Pre-leased new leases - second generation (4)	470,273	38.63	39.97
Pre-leased delivery	(452,110)	36.54	41.58
Pre-leased square feet as of December 31, 2013	102,547

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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the year ended December 31, 2013:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	45	839,114	$4.34	$3.05	$0.84
New leases - first generation	40	712,636	83.99	9.86	16.42
New leases - second generation	35	711,941	28.52	12.17	3.52
Total / weighted-average	120	2,263,691	$37.02	$8.06	$6.59

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $37.84 per square foot, representing an increase of 3.8% over the previously expiring rents on a GAAP basis.

Development/Redevelopment Activity
The following table summarizes our consolidated properties under development or redevelopment at December 31, 2013 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Development
450 Kendall Street (Kendall G)	63,000	—	$10,900	$44,100	Q3 2015
Landmark at Eastview III	297,000	100.0%	15,900	152,700	Q3 2015
3737 Market Street	334,305	55.2%	50,600	99,400	Q4 2014
Total / weighted-average	694,305	69.3%	$77,400	$296,200

Redevelopment
60 Hampshire Street	41,257	86.5%	$4,800	$14,800	Q4 2014
1701 / 1711 Research Blvd	104,743	100.0%	20,100	34,200	Q1 2014
Total / weighted-average	146,000	96.2%	$24,900	$49,000

Total			$102,300

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through December 31, 2013.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the year ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2013	2012	Change	Change
Development / Pre-development (1)	$101,380	$5,397	$95,983	1,778.5%
Redevelopment	4,860	22,963	(18,103)	(78.8)%
Tenant improvements - first generation	34,208	63,825	(29,617)	(46.4)%
Recurring capital expenditures and second generation tenant improvements (2)	40,279	14,822	25,457	171.8%
Other capital	36,816	31,863	4,953	15.5%
Total capital expenditures	$217,543	$138,870	$78,673	56.7%

(1)	Includes projects that received tax credit funding that offset actual capital expenditures incurred during the year.

(2)
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

Total capital expenditures increased $78.7 million to $217.5 million for the year ended December 31, 2013 from $138.9 million for the year ended December 31, 2012. The change was primarily the result of projects under development in the Wexford portfolio, which was acquired in May 2013, and an increase in maintenance capital expenditures and second generation tenant improvements related to increased leasing activity, partially offset by certain projects which were in redevelopment during 2012 being placed into service in 2013. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Acquisition Activity

During the year ended December 31, 2013, we acquired approximately 2.9 million rentable square feet of laboratory and office space, which was 83.5% leased on a weighted-average basis at acquisition, and approximately 580,000 square feet of development potential for approximately $842.6 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment	Percent Leased at Acquisition
				(In thousands)
Woodside Technology Park	San Francisco	February 28, 2013	255,650	$87,000	100.0%
The Campus at Lincoln Centre (2)	San Francisco	March 20, 2013	—	37,000	n/a
Wexford (3)	Various	May 31, 2013	2,555,174	669,100	81.2%
320 Charles Street	Boston	June 18, 2013	99,513	49,518	100.0%
Total			2,910,337	$842,618	83.5%

(1)	Rentable square feet at time of acquisition.

(2)	Includes approximately 280,000 square feet of development potential.

(3)	Includes approximately 935,000 square feet in development and approximately 300,000 square feet of development potential.

We also acquired properties with approximately 274,000 and 300,000 square feet of pre-development and development potential, respectively, for approximately $13.4 million.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the year ended December 31, 2013 or 2012), new properties (properties that were not owned for each of the year ended December 31, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rentable square feet	11,237,520	11,237,520	2,795,513	1,504,624	2,949,858	965,806	N/A	N/A	16,982,891	13,707,950
Percent of total portfolio	66.1%	82.0%	16.5%	11.0%	17.4%	7.0%	N/A	N/A	100.0%	100.0%
Percent leased	88.7%	88.7%	46.7%	28.4%	94.1%	95.6%	N/A	N/A	82.7%	81.8%
Current annualized base rent per square foot - GAAP basis (1)	$38.43	$38.25	$29.53	$43.54	$35.64	$39.17	N/A	N/A	$37.05	$38.11
	Year Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Rental revenue	$370,704	$359,939	$5,582	$10,380	$69,738	$22,299	$(44)	$10	$445,980	$392,628
Tenant recoveries	123,542	114,948	2,385	3,255	15,520	2,464	187	126	141,634	120,793
Other revenue (2)	42,911	3,643	(645)	—	1,147	61	6,287	1,042	49,700	4,746
Total revenues	537,157	478,530	7,322	13,635	86,405	24,824	6,430	1,178	637,314	518,167
Rental operations	143,426	135,107	5,029	5,247	24,552	5,129	11,066	6,736	184,073	152,219
Net operating income/(loss)	393,731	343,423	2,293	8,388	61,853	19,695	(4,636)	(5,558)	453,241	365,948
Adjustments to cash basis (3)	(38,199)	(11,188)	492	3,594	(8,585)	(2,321)	(6,287)	(1,042)	(52,579)	(10,957)
Net operating income/(loss) - cash basis	$355,532	$332,235	$2,785	$11,982	$53,268	$17,374	$(10,923)	$(6,600)	$400,662	$354,991

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the years ended December 31, 2013 and 2012, we recorded lease termination revenue of approximately $42.8 million and $3.5 million, respectively. Lease termination revenue for the year ended December 31, 2012 primarily related to the termination of a lease with Merck at our 320 Bent Street property, which expired in August 2013 and for which Merck paid us $8.7 million in August 2012. Lease termination revenue for the year ended December 31, 2013 primarily related to the termination of a lease with Elan at our Science Center at Oyster Point property, for which Elan paid us $46.5 million in 2013, and our Merck lease termination. During the year ended December 31, 2013, we also recorded $5.6 million of interest income related to our Construction Loan.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2013	2012	Change	Change
Net operating income - cash basis	$400,662	$354,991	$45,671	12.9%
Adjustments to cash basis	52,579	10,957	41,622	379.9%
Net operating income	453,241	365,948	87,293	23.9%
Unallocated expense:
Depreciation and amortization expense	245,000	196,844	48,156	24.5%
General and administrative expense	44,175	38,025	6,150	16.2%
Acquisition-related expenses	5,282	13,077	(7,795)	(59.6)%
Income from operations	158,784	118,002	40,782	34.6%
Equity in net loss of unconsolidated partnerships	(905)	(1,389)	484	(34.8)%
Interest expense, net	(107,727)	(99,608)	(8,119)	8.2%
Other expense	(2,943)	(872)	(2,071)	237.5%
Income from continuing operations	47,209	16,133	31,076	192.6%
Loss from discontinued operations	—	(4,370)	4,370	(100.0)%
Net income	$47,209	$11,763	$35,446	301.3%

Net Operating Income. Net operating income increased $87.3 million to $453.2 million for the year ended December 31, 2013 compared to $365.9 million for the year ended December 31, 2012. This increase was primarily due to the following:

•
The acquisition of properties totaling approximately 1.0 million square feet in the year ended December 31, 2012 and properties totaling approximately 2.9 million square feet in the year ended December 31, 2013 contributed an additional $42.2 million in net operating income for the year ended December 31, 2013 compared to the year ended December 31, 2012.

•
The placement of three properties that were operating in 2012 into redevelopment in 2013, partially offset by the placement of two properties that were under development in 2012 into service, reduced net operating income by $6.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012.

•
Same property net operating income increased $50.3 million to $393.7 million for the year ended December 31, 2013 compared to $343.4 million for the year ended December 31, 2012. This increase was primarily due to lease termination revenue and interest income on our Construction Loan. On a GAAP basis, the current annualized base rent per square foot increased from $38.25 at December 31, 2012 to $38.43 at December 31, 2013 due to lease up of previously vacant space at a higher average rent than our total overall portfolio on a per square foot basis.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $48.2 million to $245.0 million for the year ended December 31, 2013 compared to $196.8 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in 2012 and properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in the year ended December 31, 2013.
General and Administrative Expenses. General and administrative expenses increased $6.2 million to $44.2 million for the year ended December 31, 2013 compared to $38.0 million for the year ended December 31, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and compensation associated with our above-plan leasing and financial performance as compared to the prior year.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $5.3 million for the year ended December 31, 2013 compared to $13.1 million for the year ended December 31, 2012. Acquisition-related expenses for the year ended December 31, 2013 primarily related to our merger with Wexford. Acquisition-related expenses for the year ended December 31, 2012 primarily related to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park.
Interest Expense, Net. Interest cost incurred for the year ended December 31, 2013 totaled $121.9 million compared to $108.3 million for the year ended December 31, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 due to the assumption of mortgages in our merger with Wexford and issuances of our Notes due

2022 and Term Loan due 2018. Interest expense, net increased $8.1 million to $107.7 million for the year ended December 31, 2013 compared to $99.6 million for the year ended December 31, 2012, primarily as a result of the increase in interest cost incurred, partially offset by a $5.6 million increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2013	2012
Mortgage notes payable	$44,346	$40,336
Amortization of debt premium on mortgage notes payable	(1,520)	(698)
Amortization of deferred interest costs	6,832	6,933
Derivative instruments	2,619	1,578
Unsecured senior term loans	7,930	6,015
Exchangeable senior notes	6,750	6,750
Unsecured senior notes	41,338	36,114
Amortization of debt discount on notes	905	781
Unsecured line of credit	3,764	2,806
Unsecured line of credit fees	2,497	2,768
Amortization of deferred loan fees	6,053	4,869
Amortization - put / call / preferred return	418	—
Interest cost incurred	121,932	108,252
Capitalized interest	(14,205)	(8,644)
Total interest expense, net	$107,727	$99,608

Other Expense. Other expense increased to $2.9 million for the year ended December 31, 2013 compared to $872,000 for the year ended December 31, 2012 primarily due to increase in other-than-temporary impairment of marketable securities and a full year of foreign income tax expense relating to our Granta Park property, which was acquired in June 2012. For the year ended December 31, 2013, other expense was partially offset by $1.2 million in dividend income and gain on sale of marketable securities.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the year ended December 31, 2012 or 2011), new properties (properties that were not owned for each of the year ended December 31, 2012 and 2011 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rentable square feet	10,462,400	10,462,400	533,367	533,367	1,723,798	718,978	N/A	N/A	12,719,565	11,714,745
Percent of total portfolio	82.2%	89.3%	4.2%	4.6%	13.6%	6.1%	N/A	N/A	100.0%	100.0%
Percent leased	88.4%	84.6%	85.7%	86.9%	95.1%	78.2%	N/A	N/A	88.2%	84.8%
Current annualized base rent per square foot - GAAP basis (1)	$37.89	$38.20	$34.57	$33.88	$42.77	$50.05	N/A	N/A	$38.46	$43.57
	Year Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Rental revenue	$329,059	$321,763	$11,060	$5,868	$52,499	$1,816	$10	$7	$392,628	$329,454
Tenant recoveries	103,011	99,405	2,413	731	15,243	656	126	1,173	120,793	101,965
Other revenue (2)	480	6,696	—	—	3,222	—	1,044	85	4,746	6,781
Total revenues	432,550	427,864	13,473	6,599	70,964	2,472	1,180	1,265	518,167	438,200
Rental operations	115,727	119,246	4,442	2,748	25,315	1,016	6,735	5,136	152,219	128,146
Net operating income/(loss)	316,823	308,618	9,031	3,851	45,649	1,456	(5,555)	(3,871)	365,948	310,054
Adjustments to cash basis (3)	(9,033)	(15,935)	(1,381)	(2,710)	499	308	(1,042)	(85)	(10,957)	(18,422)
Net operating income/(loss) - cash basis	$307,790	$292,683	$7,650	$1,141	$46,148	$1,764	$(6,597)	$(3,956)	$354,991	$291,632

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the years ended December 31, 2012 and 2011, we recorded lease termination revenue of $3.5 million and $6.2 million, respectively. Lease termination revenue for the year ended 2012 primarily related to the termination of a lease with Merck at our 320 Bent Street property, which expired in August 2013. Lease termination revenue for the year ended December 31, 2011 related to an early lease termination at one of our properties.

(3)
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
Unallocated expense:
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

•
The placement into service in 2012 of a property that was under development in 2011 and a property that was placed into service in 2011 that was operating throughout 2012, partially offset by properties that were operating in 2011 and began redevelopment in 2012, resulted in an increase of $5.2 million in net operating income for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•
Same property net operating income increased $8.2 million to $316.8 million for the year ended December 31, 2012 compared to $308.6 million for the year ended December 31, 2011. This increase was primarily due to increased leasing activity in our same property portfolio during 2012, which increased the leased percentage from 84.6% at December 31, 2011 to 88.4% at December 31, 2012, and resulted in the following:

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $54.5 million to $196.8 million for the year ended December 31, 2012 compared to $142.3 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of properties totaling approximately 719,000 square feet with an acquisition date fair-value of $431.5 million in 2011 and properties totaling approximately 1.0 million square feet with an acquisition date fair-value of $436.4 million in the year ended December 31, 2012.
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
Interest Expense, Net. Interest cost incurred for the year ended December 31, 2012 totaled $108.3 million compared to $96.7 million for the year ended December 31, 2011. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2012 and increases in the average interest rate on our outstanding borrowings due to the issuance of new indebtedness, partially offset by the repayment of certain higher coupon mortgage notes payable. Interest expense, net increased $10.4 million to $99.6 million for the year ended December 31, 2012 compared to $89.2 million for the year ended December 31, 2011 primarily as a result of the increase in interest cost incurred.
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2012	2011
Mortgage notes payable	$40,336	$43,803
Amortization of debt premium on mortgage notes payable	(698)	(1,678)
Amortization of deferred interest costs	6,933	7,027
Derivative instruments	1,578	3,385
Unsecured senior term loans	6,015	—
Exchangeable senior notes	6,750	7,429
Unsecured senior notes	36,114	26,905
Amortization of debt discount on notes	781	829
Unsecured line of credit	2,806	3,075
Unsecured line of credit fees	2,768	1,619
Amortization of deferred loan fees	4,869	4,355
Interest cost incurred	108,252	96,749
Capitalized interest	(8,644)	(7,568)
Total interest expense, net	$99,608	$89,181

Other Expense. Other expense decreased to $872,000 for the year ended December 31, 2012 compared to $1.8 million for the year ended December 31, 2011. For the year ended December 31, 2012, other expense was primarily related to other-than-temporary impairment of marketable securities and foreign income tax expense relating to our Granta Park investment. For the year ended December 31, 2011, other expense was primarily related to other-than-temporary impairment of marketable securities and loss on early extinguishment of debt, partially offset by gain on revaluation of acquired unconsolidated partnerships.
Loss from Discontinued Operations. Loss from discontinued operations was approximately $4.4 million for the year ended December 31, 2012 due to an impairment loss that was recorded as a result of the completion of the exchange of our Forbes Boulevard property.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$279,789	$238,235	$175,031
Net cash used in investing activities	(833,219)	(537,982)	(604,331)
Net cash provided by financing activities	568,576	303,285	424,244
Ending cash and cash equivalents balance	34,706	19,976	16,411

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Net cash provided by operating activities increased $41.6 million to $279.8 million for the year ended December 31, 2013 compared to $238.2 million for the year ended December 31, 2012. The increase was primarily due to cash flow generated by acquisitions, cash rent starts on new leases and lease termination payments.

Net cash used in investing activities increased $295.2 million to $833.2 million for the year ended December 31, 2013 compared to $538.0 million for the year ended December 31, 2012. The increase primarily reflects increased acquisition-related activity, capital expenditures and funding of our Construction Loan during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Net cash provided by financing activities increased $265.3 million to $568.6 million for the year ended December 31, 2013 compared to $303.3 million for the year ended December 31, 2012. The increase primarily reflects increased financing requirements due to increased acquisition-related activity and capital expenditures during the year ended December 31, 2013 compared to the year ended December 31, 2012. The proceeds from our common stock offerings in February 2013 and April 2013 were primarily used to redeem our Series A preferred stock and to acquire properties, including the Wexford portfolio.
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

Net cash provided by operating activities increased $63.2 million to $238.2 million for the year ended December 31, 2012 compared to $175.0 million for the year ended December 31, 2011. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities decreased $66.3 million to $538.0 million for the year ended December 31, 2012 compared to $604.3 million for the year ended December 31, 2011. The decrease reflects a cash contribution to one of our joint ventures with PREI in 2011 to repay a portion of the joint venture’s outstanding debt in connection with our Rogers Street acquisition, and decreased acquisition and construction activity during the year ended December 31, 2012 compared to the year ended December 31, 2011, partially offset by the funding of our Construction Loan.

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

Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share and share data) were as follows:

	Year Ended
	December 31,
	2013	2012	2011
Net income / (loss) available to the common stockholders	$37,720	$(2,778)	$25,991
Adjustments:
(Gain) / loss on sale of assets	(229)	4,552	—
Gain on revaluation of acquired unconsolidated partnership	—	—	(4,679)
Noncontrolling interests in operating partnership (1)	819	(54)	569
Depreciation and amortization - unconsolidated partnerships	1,497	1,291	3,636
Depreciation and amortization - consolidated entities	245,000	196,844	142,319
Depreciation and amortization - discontinued operations	—	92	362
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(1,128)	(112)	(104)
FFO available to common shares and units - basic	283,679	199,835	168,094
Interest expense on Exchangeable Senior Notes (2)	6,750	6,750	6,750
FFO available to common shares and units - diluted	290,429	206,585	174,844
Acquisition-related expenses	5,282	13,077	1,099
CFFO available to common shares and units - diluted	$295,711	$219,662	$175,943
FFO per share - diluted	$1.47	$1.23	$1.19
CFFO per share - diluted	$1.49	$1.31	$1.20
Weighted-average common shares and units outstanding - diluted (2) (3)	198,193,909	167,437,187	147,061,166

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The years ended December 31, 2013, 2012 and 2011 include 10,405,224, 10,259,496 and 10,017,858 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The years ended December 31, 2013, 2012 and 2011 include 1,391,663, 1,477,304 and 1,433,465 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
The Company’s business is operated primarily through the operating partnership. The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. The Company itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the operating partnership. The Company’s principal funding requirement is the payment of dividends on its common stock. The Company’s principal source of funding for its dividend payments is distributions it receives from the operating partnership.
As of December 31, 2013, the Company owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.

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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to the Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, funding the Construction Loan, construction projects, capital expenditures, tenant improvements and leasing commissions.

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
For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments.
The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or common partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, to develop new or existing properties, to acquire properties or for general corporate purposes.
Liquidity and Capital Resources of BioMed Realty, L.P.
In this “Liquidity and Capital Resources of BioMed Realty, L.P.” section, the terms “we,” “our” and “us” refer to the operating partnership together with its consolidated subsidiaries or the operating partnership and BioMed Realty Trust, Inc. together with their consolidated subsidiaries, as the context requires. BioMed Realty Trust, Inc., or our Parent Company, is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our Parent Company, the section entitled “Liquidity and Capital Resources of BioMed Realty Trust, Inc.” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of December 31, 2013 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$341,416	$30,006	$166,516	$30,294	$45,663	$84,153	$698,048
Unsecured line of credit	—	—	—	—	128,000	—	128,000
Term Loan due 2017 - U.S. dollar	—	—	—	243,596	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	—	165,190	—	—	165,190
Term Loan due 2018	—	—	—	—	350,000	—	350,000
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	400,000	—	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	341,416	30,006	566,516	439,080	523,663	764,153	2,664,834
Share of unconsolidated indebtedness:
Secured mortgage	1,356	—	—	—	—	—	1,356
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	29,151	—	—	—	—	—	29,151
Total indebtedness	$370,567	$30,006	$566,516	$439,080	$523,663	$764,153	$2,693,985

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.65 to £1.00 at December 31, 2013.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of December 31, 2013.
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
On March 15, 2013, our Parent Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share. We concurrently redeemed all 7,920,000 Series A preferred operating partnership units held by the Parent Company.
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
On September 24, 2013, we entered into the Amended and Restated Credit Facility, amending and restating our unsecured credit agreement dated July 14, 2011, as amended. The Amended and Restated Credit Facility provides for aggregate borrowings of up to $1.25 billion, consisting of the $900.0 million unsecured line of credit and the $350.0 million Term Loan due 2018.

The credit facilities governing the Amended and Restated Credit Facility and the Term Loan due 2017 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of December 31, 2013.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of December 31, 2013.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At December 31, 2013, we had acquired a participating interest in a Construction Loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $415.8 million related to funding the Construction Loan, tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at December 31, 2013 was approximately $6.2 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	December 31, 2013
Debt:
Mortgage notes payable (1)		$698,048	11.2%
Exchangeable senior notes		180,000	2.9%
Unsecured senior notes (1)		900,000	14.3%
Unsecured senior term loans (1)(2)		758,786	12.2%
Unsecured line of credit		128,000	2.0%
Total debt		2,664,834	42.6%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	197,530,976	3,579,261	57.4%
Total equity		3,579,261	57.4%
Total capitalization		$6,244,095	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $165.2 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.65 to £1.00 at December 31, 2013.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $18.12 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At December 31, 2013, 192,115,002 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Our organizational documents do not limit the amount of indebtedness that we may incur, and we may modify our financing strategy from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2020 and Notes due 2022, the Unsecured Senior Term Loan credit facility and Amended and Restated Credit Facility require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere herein.
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
Our Amended and Restated Credit Facility provides for borrowing capacity on our unsecured line of credit of $900.0 million and a $350.0 million Term Loan due 2018, with a maturity date of March 24, 2018. Subject to the administrative agent’s reasonable discretion, we may increase the borrowing capacity of the Amended and Restated Credit Facility to $1.8 billion upon satisfying certain conditions. In addition, we may, in our sole discretion, extend the maturity date of the unsecured line of credit to September 24, 2018 after satisfying certain conditions and paying an extension fee. At maturity, we may refinance the Amended and Restated Credit Facility, depending on market conditions and the availability of credit, or we may execute the extension option.
Borrowings under the Amended and Restated Credit Facility bear interest at floating rates equal to, at the Operating Partnership's option, either (1) reserve-adjusted LIBOR plus a spread which ranges from 92.5 to 170 basis points (with respect to the unsecured line of credit) and a spread which ranges from 95 to 195 basis points (with respect to the Term Loan due 2018), in each case depending on the Parent Company's credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 0 to 70 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 50 to 120 basis points or (c) one-month LIBOR plus a spread which ranges from 92.5 to 170 basis points (with respect to the unsecured line of credit) and a spread which ranges from 95 to 195 basis points (with respect to the Term Loan due 2018), in each case depending on the Parent Company’s credit ratings. In addition, a facility fee is payable on the total $900.0 million capacity of the unsecured line of credit, which ranges from 12.5 to 30 basis points per annum, depending on the Parent Company’s credit ratings.
At December 31, 2013, we had $128.0 million in outstanding borrowings on the unsecured line of credit portion of our Amended and Restated Credit Facility, with a weighted-average interest rate of 1.46%. At December 31, 2013, we had additional borrowing capacity under the unsecured line of credit of up to approximately $772.0 million.
A summary of our outstanding consolidated mortgage notes payable as of December 31, 2013 and December 31, 2012 is as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2013	December 31, 2012	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,631	$10,767	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,091	13,260	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	334,447	338,447	June 30, 2014
4320 Forest Park Avenue (1)	4.00%	2.70%	21,000	—	June 30, 2015
Hershey Center for Applied Research (1)	6.15%	4.71%	13,449	—	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	57,927	60,164	December 1, 2018
Shady Grove Road	5.97%	5.97%	143,067	144,889	September 1, 2016
University of Maryland BioPark I (1)	5.93%	4.69%	16,752	—	May 15, 2025
University of Maryland BioPark II (1)	5.20%	4.33%	62,946	—	September 5, 2021
University of Maryland BioPark Garage (1)	5.20%	4.33%	4,738	—	September 1, 2021
University of Miami Life Science & Technology Park (1)	4.00%	2.89%	20,000	—	February 1, 2016
			$698,048	$567,527
Unamortized premiums			11,276	4,125
Mortgage notes payable, net			$709,324	$571,652

(1)	Mortgage notes which were assumed on May 31, 2013 in connection with the Company's merger with Wexford.
Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
As of December 31, 2013, principal payments due for our indebtedness (excluding debt premiums and discounts, and our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2014	$341,416
2015	30,006
2016	566,516
2017	439,080
2018	523,663
Thereafter (1)	764,153
$2,664,834

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.
The following table provides information with respect to our contractual obligations at December 31, 2013, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2013.

Obligation	2014	2015-2016	2017-2018	Thereafter	Total
	(In thousands)
Mortgage notes payable (1)	$341,416	$196,522	$75,957	$84,153	$698,048
Exchangeable Senior Notes	—	—	—	180,000	180,000
Notes due 2016 (2)	—	400,000	—	—	400,000
Notes due 2020 (2)	—	—	—	250,000	250,000
Notes due 2022 (2)	—	—	—	250,000	250,000
Term Loan due 2017 - US dollar	—	—	243,596	—	243,596
Term Loan - GBP	—	—	165,190	—	165,190
Term Loan due 2018	—	—	350,000	—	350,000
Unsecured line of credit	—	—	128,000	—	128,000
Share of debt of unconsolidated partnerships (1)	29,151	—	—	—	29,151
Interest payments on debt obligations (3)	99,939	152,188	92,727	147,482	492,336
Ground lease obligations	4,505	9,619	10,281	488,757	513,162
Construction loan receivable	86,916	—	—	—	86,916
Construction projects	152,141	25,757	—	—	177,898
Tenant obligations, lease commissions and other commitments	111,397	38,418	1,176	—	150,991
Total	$825,465	$822,504	$1,066,927	$1,400,392	$4,115,288

(1)	Balance excludes unamortized debt premium.

(2)	Balance excludes unamortized debt discount.

(3)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2013.

Off-Balance Sheet Arrangements
As of December 31, 2013, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.7 million and the liabilities were $2.8 million at December 31, 2013.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.8 million and $14.1 million at December 31, 2013 and December 31, 2012, respectively. The liabilities were $10.7 million and $10.5 million at December 31, 2013 and December 31, 2012, respectively. Our equity in net income of the McKellar Court partnership was $913,000 and $915,000 for the years ended December 31, 2013 and 2012, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $255.5 million and $249.9 million at December 31, 2013 and

December 31, 2012, respectively, and the liabilities were $150.7 million and $144.7 million at December 31, 2013 and December 31, 2012, respectively. Our equity in net loss of the PREI joint ventures was $1.8 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively.
We are the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, and VIEs at nine properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	December 31, 2013	December 31, 2012	Maturity Date
BioPark Fremont	50%	3.7%	1,356	$—	May 1, 2014
PREI I LLC (3)	20%	3.2%	27,795	27,795	August 13, 2014
Total			$29,151	$27,795

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2013.

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
Our unsecured line of credit, a portion of our Term Loan due 2017, a portion of our Term Loan due 2018, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of December 31, 2013, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	December 31, 2013
Fixed interest rate (2)	$1,778,048	66.7%	5.25%
Variable interest rate - hedged (3)	565,190	21.2%	2.47%
Variable interest rate - unhedged (4)	321,596	12.1%	1.61%
Total/weighted-average effective interest rate	$2,664,834	100.0%	4.22%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.65 to £1.00 at December 31, 2013. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.39% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 2.20% for a three-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2013, the fair-value of all fixed-rate debt was estimated to be $1.9 billion compared to the net carrying value of $1.8 billion (including debt premiums and discounts). At December 31, 2013, the fair-value of all variable-rate debt was estimated to be $888.7 million compared to the net carrying value of $886.8 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2013 in relation to total assets of $6.0 billion and equity market capitalization of $3.6 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at December 31, 2013, a 1% change in interest rates would change our interest costs by approximately $3.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of December 31, 2013, would equal approximately $3.8 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the quarter ended December 31, 2013 and 2012, total revenues from our foreign subsidiary were $4.7 million and $5.0 million, respectively, which represented 3.0% and 3.6% of our total revenues for the respective periods. For the year ended December 31, 2013 and 2012, total revenues from our foreign subsidiary were $18.2 million and $10.3 million, respectively, which represented 2.9% and 2.0% of our total revenues for the respective periods. Our net investment in properties outside the United States was $190.2 million and $188.8 million as of December 31, 2013 and December 31, 2012, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $25.0 million as of December 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioMed Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Diego, California
February 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:
We have audited BioMed Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
BioMed Realty Trust, Inc. acquired Wexford Science and Technology, LLC during 2013. Management excluded Wexford Science and Technology, LLC’s internal control over financial reporting as of December 31, 2013, which constituted 14% and 5% of total assets and total revenue, respectively, of BioMed Realty Trust, Inc.’s consolidated financial statement amounts as of and for the year ended December 31, 2013, from the scope of its assessment of the effectiveness of BioMed Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2013. Our audit of internal control over financial reporting of BioMed Realty Trust, Inc. also excluded an evaluation of the internal control over financial reporting of Wexford Science & Technology, LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2013 and

2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2013, and our report dated February 7, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of the General Partner
BioMed Realty, L.P.:

We have audited the accompanying consolidated balance sheets of BioMed Realty, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
February 7, 2014

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012

ASSETS
Investments in real estate, net	$5,217,902	$4,319,716
Investments in unconsolidated partnerships	32,137	32,367
Cash and cash equivalents	34,706	19,976
Accounts receivable, net	8,421	4,507
Accrued straight-line rents, net	173,779	152,096
Deferred leasing costs, net	198,067	172,363
Other assets	307,589	133,454
Total assets	$5,972,601	$4,834,479
LIABILITIES AND EQUITY
Mortgage notes payable, net	$709,324	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	895,083	894,177
Unsecured senior term loans	758,786	405,456
Unsecured line of credit	128,000	118,000
Accounts payable, accrued expenses and other liabilities	314,383	180,653
Total liabilities	2,985,576	2,349,938
Equity:
Stockholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 7.375% Series A cumulative redeemable preferred stock, no shares issued and outstanding at December 31, 2013; and 7,920,000 shares issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per share)	—	191,469
Common stock, $.01 par value, 250,000,000 shares authorized, 192,115,002 shares issued and outstanding at December 31, 2013; and 200,000,000 shares authorized, 154,327,818 shares issued and outstanding at December 31, 2012	1,921	1,543
Additional paid-in capital	3,554,558	2,781,849
Accumulated other comprehensive loss, net	(32,923)	(54,725)
Dividends in excess of earnings	(583,569)	(443,280)
Total stockholders’ equity	2,939,987	2,476,856
Noncontrolling interests	47,038	7,685
Total equity	2,987,025	2,484,541
Total liabilities and equity	$5,972,601	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Year Ended
	December 31,
	2013	2012	2011
Revenues:
Rental	$445,980	$392,628	$329,454
Tenant recoveries	141,634	120,793	101,965
Other revenue	49,700	4,746	6,781
Total revenues	637,314	518,167	438,200
Expenses:
Rental operations	184,073	152,219	128,146
Depreciation and amortization	245,000	196,844	142,319
General and administrative	44,175	38,025	30,966
Acquisition-related expenses	5,282	13,077	1,099
Total expenses	478,530	400,165	302,530
Income from operations	158,784	118,002	135,670
Equity in net loss of unconsolidated partnerships	(905)	(1,389)	(2,489)
Interest expense, net	(107,727)	(99,608)	(89,181)
Other expense	(2,943)	(872)	(1,760)
Income from continuing operations	47,209	16,133	42,240
(Loss) / income from discontinued operations	—	(4,370)	474
Net income	47,209	11,763	42,714
Net (income) / loss attributable to noncontrolling interests	(565)	62	(525)
Net income attributable to the Company	46,644	11,825	42,189
Preferred stock dividends	(2,393)	(14,603)	(16,033)
Cost on redemption of preferred stock	(6,531)	—	(165)
Net income / (loss) available to common stockholders	$37,720	$(2,778)	$25,991
Income from continuing operations per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$—	$0.19
Loss from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$(0.03)	$—
Net income / (loss) per share available to common stockholders:
Basic and diluted earnings per share	$0.20	$(0.03)	$0.19
Weighted-average common shares outstanding:
Basic	182,043,391	152,752,086	132,625,915
Diluted	186,397,022	155,700,387	135,609,843

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net income	$47,209	$11,763	$42,714
Other comprehensive income:
Foreign currency translation adjustments	395	3,611	—
Unrealized gain / (loss) from derivative instruments, net	6,116	(5,144)	3,857
Amortization of deferred interest costs	6,832	6,933	7,027
Reclassification of unrealized loss on equity securities	—	545	5,132
Reclassification on sale of equity securities	—	(38)	70
Unrealized gain / (loss) on equity securities	10,907	(390)	(5,131)
Total other comprehensive income	24,250	5,517	10,955
Comprehensive income	71,459	17,280	53,669
Comprehensive income attributable to noncontrolling interests	(3,013)	(42)	(760)
Comprehensive income attributable to the Company	$68,446	$17,238	$52,909

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2010	$222,413	131,046,509	$1,310	$2,371,488	$(70,857)	$(221,176)	$2,303,178	$9,718	$2,312,896
Net proceeds from sale of common stock	—	22,562,922	225	399,346	—	—	399,571	—	399,571
Net issuances of unvested restricted common stock	—	470,780	5	(2,425)	—	—	(2,420)	—	(2,420)
Conversion of OP units to common stock	—	21,271	1	(50)	—	—	(49)	49	—
Redemption of preferred stock	(30,944)	—	—	—	—	(165)	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	7,582	—	—	7,582	—	7,582
Reallocation of equity to noncontrolling interests	—	—	—	(1,947)	—	—	(1,947)	1,947	—
Common stock dividends	—	—	—	—	—	(109,574)	(109,574)	—	(109,574)
OP unit distributions	—	—	—	—	—	—	—	(2,386)	(2,386)
Net income	—	—	—	—	—	42,189	42,189	525	42,714
Preferred stock dividends	—	—	—	—	—	(16,033)	(16,033)	—	(16,033)
Reclassification on unrealized loss on equity securities	—	—	—	—	5,021	—	5,021	111	5,132
Reclassification on sale of equity securities	—	—	—	—	69	—	69	1	70
Unrealized loss on equity securities	—	—	—	—	(5,021)	—	(5,021)	(110)	(5,131)
Amortization of deferred interest costs	—	—	—	—	6,877	—	6,877	150	7,027
Unrealized gain on derivative instruments, net	—	—	—	—	3,773	—	3,773	84	3,857
Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196
Net issuances of unvested restricted common stock	—	179,115	1	(3,529)	—	—	(3,528)	—	(3,528)
Conversion of OP units to common stock	—	47,221	1	—	—	—	1	(1)	—
Vesting of share-based awards	—	—	—	11,530	—	—	11,530	—	11,530
Reallocation of equity to noncontrolling interests	—	—	—	(146)	—	—	(146)	146	—
Common stock dividends	—	—	—	—	—	(135,743)	(135,743)	—	(135,743)
OP unit distributions	—	—	—	—	—	—	—	(2,591)	(2,591)
Net income / (loss)	—	—	—	—	—	11,825	11,825	(62)	11,763

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Preferred stock dividends	—	—	—	—	—	(14,603)	(14,603)	—	(14,603)
Foreign currency translation adjustment	—	—	—	—	3,543	—	3,543	68	3,611
Reclassification on unrealized loss on equity securities	—	—	—	—	535	—	535	10	545
Reclassification on sale of equity securities	—	—	—	—	(38)	—	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	(382)	—	(382)	(8)	(390)
Amortization of deferred interest costs	—	—	—	—	6,803	—	6,803	130	6,933
Unrealized loss on derivative instruments, net	—	—	—	—	(5,048)	—	(5,048)	(96)	(5,144)
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541
Net proceeds from sale of common stock	—	31,855,000	319	640,778	—	—	641,097	—	641,097
Net issuances of unvested restricted common stock	—	343,561	3	(5,053)	—	—	(5,050)	—	(5,050)
Conversion of OP units to common stock	—	20,396	—	(87)	—	—	(87)	87	—
Redemption of Series A preferred stock	(191,469)	—	—	—	—	(6,531)	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	12,852	—	—	12,852	—	12,852
Issuance of common stock in connection with Wexford merger	—	5,568,227	56	116,487	—	—	116,543	—	116,543
Issuance of OP units	—	—	—	—	—	—	—	48,571	48,571
Reallocation of noncontrolling interests to equity	—	—	—	7,732	—	—	7,732	(7,732)	—
Common stock dividends	—	—	—	—	—	(178,009)	(178,009)	—	(178,009)
OP unit distributions	—	—	—	—	—	—	—	(4,586)	(4,586)
Net income	—	—	—	—	—	46,644	46,644	565	47,209
Preferred stock dividends	—	—	—	—	—	(2,393)	(2,393)	—	(2,393)
Foreign currency translation adjustments	—	—	—	—	362	—	362	33	395
Unrealized gain on equity securities	—	—	—	—	8,824	—	8,824	2,083	10,907
Amortization of deferred interest costs	—	—	—	—	6,665	—	6,665	167	6,832
Unrealized gain on derivative instruments, net	—	—	—	—	5,951	—	5,951	165	6,116
Balance at December 31, 2013	$—	192,115,002	$1,921	$3,554,558	$(32,923)	$(583,569)	$2,939,987	$47,038	$2,987,025

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011

Operating activities:
Net income	$47,209	$11,763	$42,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,000	196,927	142,681
Allowance for doubtful accounts	931	1,656	2,277
Non-cash revenue adjustments	9,870	11,261	10,400
Other non-cash adjustments	9,095	19,027	9,130
Compensation expense related to restricted common stock and LTIP units	12,852	11,530	7,582
Distributions representing a return on capital from unconsolidated partnerships	237	1,202	2,428
Changes in operating assets and liabilities:
Accounts receivable	(2,958)	282	(1,308)
Accrued straight-line rents	(22,027)	(23,044)	(24,925)
Deferred leasing costs	(13,597)	(13,993)	(12,583)
Other assets	(2,798)	2,748	2,640
Accounts payable, accrued expenses and other liabilities	(4,025)	18,876	(6,005)
Net cash provided by operating activities	279,789	238,235	175,031
Investing activities:
Purchases of investments in real estate and related intangible assets	(480,049)	(366,492)	(393,481)
Capital expenditures	(252,128)	(138,870)	(143,354)
Contributions from historic tax credit transactions, net	23,334	—	—
Contributions from new market tax credit transactions, net	11,251	—	—
Draws on construction loan receivable	(124,048)	(21,697)	—
Contributions to unconsolidated partnerships, net	(1,730)	(2,410)	(54,436)
Purchases of debt and equity securities	(16,081)	(8,645)	(5,245)
Proceeds from the sale of debt and equity securities	6,232	132	125
Deposits to escrow for acquisitions	—	—	(7,940)
Net cash used in investing activities	(833,219)	(537,982)	(604,331)
Financing activities:
Proceeds from common stock offering	668,553	—	404,328
Payment of offering costs	(27,456)	—	(4,757)
Redemption of Series A preferred stock	(198,000)	—	(31,109)
Payment of deferred loan costs	(6,947)	(5,937)	(9,733)
Unsecured line of credit proceeds	805,000	596,000	771,575
Unsecured line of credit payments	(795,000)	(746,000)	(896,025)
Mortgage notes proceeds	4,182	—	—
Principal payments on mortgage notes payable	(115,542)	(41,196)	(67,741)
Proceeds from unsecured senior term loans	350,000	556,404	—
Unsecured senior term loan payments	—	(156,404)	—
Repurchases of unsecured senior notes	—	—	(19,800)
Proceeds from unsecured senior notes	—	247,815	397,460

	Year Ended
	December 31,
	2013	2012	2011

Release of restriction of cash for repayment of debt	60,000	—	—
Distributions to operating partnership unit and LTIP unit holders	(3,921)	(2,498)	(2,299)
Dividends paid to common stockholders	(166,248)	(130,298)	(101,032)
Dividends paid to preferred stockholders	(6,045)	(14,601)	(16,623)
Net cash provided by financing activities	568,576	303,285	424,244
Effect of exchange rate changes on cash and cash equivalents	(416)	27	—
Net increase in cash and cash equivalents	14,730	3,565	(5,056)
Cash and cash equivalents at beginning of period	19,976	16,411	21,467
Cash and cash equivalents at end of period	$34,706	$19,976	$16,411
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $14,205, $8,644 and $7,568 for the years ended December 31, 2013, 2012 and 2011, respectively)	$94,938	$81,868	$76,005
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$—	$3,651	$3,651
Accrual for common stock dividends declared	48,029	36,268	30,821
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,354	689	596
Accrued additions to real estate and related intangible assets	56,712	33,153	24,317
Mortgage notes assumed (includes premiums of $8,671 and $1,802 for the years ended December 31, 2013 and 2012, respectively)	250,466	25,947	—
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—	—
Deposits applied for acquisitions	—	18,649	1,800

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2013	2012

ASSETS
Investments in real estate, net	$5,217,902	$4,319,716
Investments in unconsolidated partnerships	32,137	32,367
Cash and cash equivalents	34,706	19,976
Accounts receivable, net	8,421	4,507
Accrued straight-line rents, net	173,779	152,096
Deferred leasing costs, net	198,067	172,363
Other assets	307,589	133,454
Total assets	$5,972,601	$4,834,479
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$709,324	$571,652
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	895,083	894,177
Unsecured senior term loans	758,786	405,456
Unsecured line of credit	128,000	118,000
Accounts payable, accrued expenses and other liabilities	314,383	180,653
Total liabilities	2,985,576	2,349,938
Capital:
Partners’ capital:
Preferred units, 7.375% Series A cumulative redeemable preferred units, no units issued and outstanding at December 31, 2013; and 7,920,000 units issued and outstanding at December 31, 2012, $198,000 liquidation preference ($25.00 per unit)	—	191,469
Limited partners' capital, 5,415,974 and 2,932,758 units issued and outstanding at December 31, 2013 and December 31, 2012, respectively	45,708	7,937
General partner's capital, 192,115,002 and 154,327,818 units issued and outstanding at December 31, 2013 and December 31, 2012, respectively	2,970,650	2,338,464
Accumulated other comprehensive loss	(30,663)	(53,077)
Total partners’ capital	2,985,695	2,484,793
Noncontrolling interests / (deficit)	1,330	(252)
Total capital	2,987,025	2,484,541
Total liabilities and capital	$5,972,601	$4,834,479

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)

	For the Year Ended
	December 31,
	2013	2012	2011
Revenues:
Rental	$445,980	$392,628	$329,454
Tenant recoveries	141,634	120,793	101,965
Other revenue	49,700	4,746	6,781
Total revenues	637,314	518,167	438,200
Expenses:
Rental operations	184,073	152,219	128,146
Depreciation and amortization	245,000	196,844	142,319
General and administrative	44,175	38,025	30,966
Acquisition-related expenses	5,282	13,077	1,099
Total expenses	478,530	400,165	302,530
Income from operations	158,784	118,002	135,670
Equity in net loss of unconsolidated partnerships	(905)	(1,389)	(2,489)
Interest expense, net	(107,727)	(99,608)	(89,181)
Other expense	(2,943)	(872)	(1,760)
Income from continuing operations	47,209	16,133	42,240
(Loss) / income from discontinued operations	—	(4,370)	474
Net income	47,209	11,763	42,714
Net loss attributable to noncontrolling interests	254	8	44
Net income attributable to the Operating Partnership	47,463	11,771	42,758
Preferred unit distributions	(2,393)	(14,603)	(16,033)
Cost on redemption of preferred units	(6,531)	—	(165)
Net income / (loss) available to unitholders	$38,539	$(2,832)	$26,560
Income from continuing operations per unit available to unitholders:
Basic and diluted earnings per unit	$0.20	$—	$0.19
Loss from discontinued operations per unit available to unitholders:
Basic and diluted earnings per unit	$—	$(0.03)	$—
Net income / (loss) per unit available to unitholders:
Basic and diluted earnings per unit	$0.20	$(0.03)	$0.19
Weighted-average units outstanding:
Basic	186,333,292	155,670,931	135,549,934
Diluted	186,396,309	155,670,931	135,549,934

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Net income	$47,209	$11,763	$42,714
Other comprehensive income:
Foreign currency translation adjustments	395	3,611	—
Unrealized gain / (loss) from derivative instruments, net	6,116	(5,144)	3,857
Amortization of deferred interest costs	6,832	6,933	7,027
Reclassification of unrealized loss on equity securities	—	545	5,132
Reclassification on sale of equity securities	—	(38)	70
Unrealized gain / (loss) on equity securities	10,907	(390)	(5,131)
Total other comprehensive income	24,250	5,517	10,955
Comprehensive income	71,459	17,280	53,669
Comprehensive (income) / loss attributable to noncontrolling interests	(1,582)	8	44
Comprehensive income attributable to the Operating Partnership	$69,877	$17,288	$53,713

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests / (Deficit)	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2010	9,200,000	222,413	3,001,250	9,918	131,046,509	2,150,314	$(69,549)	2,313,096	(200)	2,312,896
Proceeds from issuance of OP units	—	—	—	—	22,562,922	399,571	—	399,571	—	399,571
Net issuances of unvested restricted OP units	—	—	—	—	470,780	(2,420)	—	(2,420)	—	(2,420)
Conversion of OP units	—	—	(21,271)	49	21,271	(49)	—	—	—	—
Redemption of preferred units	(1,280,000)	(31,109)	—	—	—	—	—	(31,109)	—	(31,109)
Vesting of share-based awards	—	—	—	—	—	7,582	—	7,582	—	7,582
Reallocation of equity to limited partners	—	—	—	2,182	—	(2,182)	—	—	—	—
Distributions	—	(16,033)	—	(2,386)	—	(109,574)	—	(127,993)	—	(127,993)
Net income	—	16,198	—	569	—	25,991	—	42,758	(44)	42,714
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	5,132	5,132	—	5,132
Reclassification on sale of equity securities	—	—	—	—	—	—	70	70	—	70
Unrealized loss on equity securities	—	—	—	—	—	—	(5,131)	(5,131)	—	(5,131)
Amortization of deferred interest costs	—	—	—	—	—	—	7,027	7,027	—	7,027
Unrealized gain on derivative instruments, net		—	—	—	—	—	3,857	3,857	—	3,857
Balance at December 31, 2011	7,920,000	191,469	2,979,979	10,332	154,101,482	2,469,233	$(58,594)	2,612,440	(244)	2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	179,115	(3,528)	—	(3,528)	—	(3,528)
Conversion of OP units	—	—	(47,221)	(1)	47,221	1	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	11,530	—	11,530	—	11,530
Reallocation of equity to limited partners	—	—	—	251	—	(251)	—	—	—	—
Distributions	—	(14,603)	—	(2,591)	—	(135,743)	—	(152,937)	—	(152,937)
Net income / (loss)	—	14,603	—	(54)	—	(2,778)	—	11,771	(8)	11,763
Foreign currency translation adjustment	—	—	—	—	—	—	3,611	3,611	—	3,611

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests / (Deficit)	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	545	545	—	545
Reclassification on sale of equity securities	—	—	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	—	—	(390)	(390)	—	(390)
Amortization of deferred interest costs	—	—	—	—	—	—	6,933	6,933	—	6,933
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(5,144)	(5,144)	—	(5,144)
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541
Proceeds from issuance of OP units	—	—	2,034,211	41,518	31,855,000	641,097	—	682,615	—	682,615
Net issuances of unvested restricted OP units	—	—	132,441	—	343,561	(5,050)	—	(5,050)	—	(5,050)
Conversion of OP units	—	—	(20,396)	87	20,396	(87)	—	—	—	—
Redemption of Series A preferred units	(7,920,000)	(198,000)	—	—	—	—	—	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	—	—	12,852	—	12,852	—	12,852
Issuance of OP units in connection with Wexford merger	—	—	336,960	7,053	5,568,227	116,543	—	123,596	—	123,596
Reallocation of capital to limited partners	—	—	—	(7,120)	—	7,120	—	—	—	—
Distributions	—	(2,393)	—	(4,586)	—	(178,009)	—	(184,988)	—	(184,988)
Net income	—	8,924	—	819	—	37,720	—	47,463	(254)	47,209
Foreign currency translation adjustments	—	—	—	—	—	—	395	395	—	395
Reclassification on sale of equity securities	—	—	—	—	—	—	—	—	—	—
Unrealized gain on equity securities	—	—	—	—	—	—	9,071	9,071	1,836	10,907
Amortization of deferred interest costs	—	—	—	—	—	—	6,832	6,832	—	6,832
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	6,116	6,116	—	6,116
Balance at December 31, 2013	—	$—	5,415,974	$45,708	192,115,002	$2,970,650	$(30,663)	$2,985,695	$1,330	$2,987,025

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2013	2012	2011

Operating activities:
Net income	$47,209	$11,763	$42,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,000	196,927	142,681
Allowance for doubtful accounts	931	1,656	2,277
Non-cash revenue adjustments	9,870	11,261	10,400
Other non-cash adjustments	9,095	19,027	9,130
Compensation expense related to share-based payments	12,852	11,530	7,582
Distributions representing a return on capital from unconsolidated partnerships	237	1,202	2,428
Changes in operating assets and liabilities:
Accounts receivable	(2,958)	282	(1,308)
Accrued straight-line rents	(22,027)	(23,044)	(24,925)
Deferred leasing costs	(13,597)	(13,993)	(12,583)
Other assets	(2,798)	2,748	2,640
Accounts payable, accrued expenses and other liabilities	(4,025)	18,876	(6,005)
Net cash provided by operating activities	279,789	238,235	175,031
Investing activities:
Purchases of investments in real estate and related intangible assets	(480,049)	(366,492)	(393,481)
Capital expenditures	(252,128)	(138,870)	(143,354)
Contributions from historic tax credit transactions, net	23,334	—	—
Contributions from new market tax credit transactions, net	11,251	—	—
Draws on construction loan receivable	(124,048)	(21,697)	—
Contributions to unconsolidated partnerships, net	(1,730)	(2,410)	(54,436)
Purchases of debt and equity securities	(16,081)	(8,645)	(5,245)
Proceeds from the sale of debt and equity securities	6,232	132	125
Deposits to escrow for acquisitions	—	—	(7,940)
Net cash used in investing activities	(833,219)	(537,982)	(604,331)
Financing activities:
Proceeds from issuance of OP units	641,097	—	399,571
Redemption of Series A preferred units	(198,000)	—	(31,109)
Payment of deferred loan costs	(6,947)	(5,937)	(9,733)
Unsecured line of credit proceeds	805,000	596,000	771,575
Unsecured line of credit payments	(795,000)	(746,000)	(896,025)
Mortgage notes proceeds	4,182	—	—
Principal payments on mortgage notes payable	(115,542)	(41,196)	(67,741)
Proceeds from unsecured senior term loans	350,000	556,404	—
Unsecured senior term loan payments	—	(156,404)	—

	Year Ended
	December 31,
	2013	2012	2011

Repurchases of unsecured senior notes	—	—	(19,800)
Proceeds from unsecured senior notes	—	247,815	397,460
Release of restriction of cash for repayment of debt	60,000	—	—
Distributions paid to unitholders	(170,169)	(132,796)	(103,331)
Distributions paid to preferred unitholders	(6,045)	(14,601)	(16,623)
Net cash provided by financing activities	568,576	303,285	424,244
Effect of exchange rate changes on cash and cash equivalents	(416)	27	—
Net increase in cash and cash equivalents	14,730	3,565	(5,056)
Cash and cash equivalents at beginning of period	19,976	16,411	21,467
Cash and cash equivalents at end of period	$34,706	$19,976	$16,411
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $14,205, $8,644 and $7,568 for the years ended December 31, 2013, 2012 and 2011, respectively)	$94,938	$81,868	$76,005
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$49,383	$36,957	$31,417
Accrual for preferred unit distributions declared	—	3,651	3,651
Accrued additions to real estate and related intangible assets	56,712	33,153	24,317
Mortgage notes assumed (includes premiums of $8,671 and $1,802 for the years ended December 31, 2013 and 2012, respectively)	250,466	25,947	—
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	165,114	—	—
Deposits applied for acquisitions	—	18,649	1,800

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle and Cambridge (United Kingdom) and, through Wexford Science and Technology, LLC and related entities (collectively, "Wexford"), with universities and their related medical systems.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2013, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the years ended December 31, 2013 and 2012, total revenues from properties outside the United States were $18.2 million and $10.3 million, respectively, which represented 2.9% and 2.0% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $190.2 million and $188.8 million at December 31, 2013 and December 31, 2012, respectively.

Investments in Partnerships and Limited Liability Companies

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. The Company has determined that it is the primary beneficiary in five VIEs (excluding certain VIEs through its ownership of Wexford), consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at December 31, 2013 and December 31, 2012 consist of the following (in thousands):

	December 31, 2013	December 31, 2012
Investment in real estate, net	$336,832	$334,331
Total assets	375,443	369,460
Total debt	143,067	144,889
Total liabilities	154,953	149,336

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

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the carrying value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2013.

The Company is also a party to certain VIEs through its ownership of Wexford, which are described in further detail in Note 11.

Investments in Real Estate, Net

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	Three to five years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$713,955	$702,993
Land under development	119,325	48,744
Buildings and improvements	4,854,175	4,028,089
Construction in progress	316,025	143,340
	6,003,480	4,923,166
Accumulated depreciation	(785,578)	(603,450)
	$5,217,902	$4,319,716

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

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $14.2 million, $8.6 million and $7.6 million, respectively. Payroll costs capitalized for the years ended December 31, 2013, 2012 and 2011 were $3.6 million, $2.0 million and $1.3 million, respectively. Costs associated with acquisitions of businesses are charged to expense.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. The Company maintains its cash at insured financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC limits. The Company believes that the risk is not significant.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of December 31, 2013. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2013	Amortization	Net
Acquired in-place leases	$365,753	$(233,935)	$131,818
Acquired management agreements	25,801	(20,053)	5,748
Deferred leasing and other direct costs	91,142	(30,641)	60,501
	$482,696	$(284,629)	$198,067

Deferred leasing costs, net at December 31, 2012 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2012	Amortization	Net
Acquired in-place leases	$303,521	$(185,463)	$118,058
Acquired management agreements	24,963	(15,242)	9,721
Deferred leasing and other direct costs	68,175	(23,591)	44,584
	$396,659	$(224,296)	$172,363

The estimated amortization expense for deferred leasing costs at December 31, 2013 was as follows (in thousands):

2014	$40,251
2015	31,707
2016	25,031
2017	22,959
2018	18,581
Thereafter	59,538
Total	$198,067

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

The impact of the straight-line rent revenue, acquired above and below market lease revenue, and lease incentive revenue consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Straight-line rent revenue	$23,136	$23,288	$25,243
Acquired above-market lease revenue	(11,913)	(9,977)	(9,607)
Acquired below-market lease revenue	4,325	1,684	1,453
Lease incentive revenue	(2,295)	(2,969)	(2,246)
Net increase in revenue	$13,253	$12,026	$14,843

Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2013 were as follows (in thousands):

2014	$455,359
2015	450,564
2016	424,331
2017	400,787
2018	342,864
Thereafter	2,037,341
Total	$4,111,246

The estimated amortization for acquired above- and below-market lease revenue and lease incentive revenue at December 31, 2013 was as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Amortization of:
Acquired above-market leases	$(4,457)	$(1,942)	$(1,317)	$(1,196)	$(1,112)	$(5,804)	$(15,828)
Acquired below-market leases	5,262	3,721	3,487	3,435	3,427	18,789	38,121
Lease incentive	(2,232)	(2,225)	(2,152)	(1,728)	(1,329)	(9,973)	(19,639)

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company maintains an allowance for accrued straight-line rents. The determination of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was approximately $931,000, $1.7 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s allowance for doubtful accounts included in accounts receivable, net and accrued straight line rent, net was approximately $2.3 million, $4.2 million and $2.9 million as of December 31, 2013, 2012 and 2011, respectively.

Investments

The Company, through its Operating Partnership, holds equity investments in certain publicly-traded companies and privately-held companies primarily involved in the life science industry. The Company may accept equity investments from tenants in lieu of cash rents, as prepaid rent pursuant to the execution of a lease, or as additional consideration for a lease termination. The Company does not acquire investments for trading purposes and, as a result, all of the Company’s investments in publicly-traded companies are considered “available-for-sale” and are recorded at fair-value. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company’s equity investments in publicly-traded companies is determined based upon the closing trading price of the equity security as of the balance sheet date, with unrealized gains and losses shown as a separate component of equity. Investments in privately-held companies are generally accounted for under the cost method, because the Company does not influence any operating or financial policies of the companies in which it invests. The classification of investments is determined at the time each investment is made, and such determination is reevaluated at each balance sheet date. The cost of investments sold is determined by the specific identification method, with net realized gains and losses included in other income. For all investments, if a decline in the fair-value of an investment below its carrying value is determined to be other-than-temporary, such investment is written down to its estimated fair-value with a non-cash charge to earnings. The factors that the Company considers in making these assessments include, but are not limited to, market prices, market conditions, available financing, prospects for favorable or unfavorable clinical trial results, new product initiatives and new collaborative agreements.

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Available-for-sale securities, historical cost	$8,543	$275
Unrealized gain, net	11,023	115
Available-for-sale securities, fair-value (1)	19,566	390
Privately-held securities, cost basis	18,485	12,280
Total equity securities	$38,051	$12,670

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the year ended December 31, 2013. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the year ended December 31, 2013, the Company recorded a $2.8 million impairment charge, which is included in other expense in the consolidated statements of operations. The impairment charge related to the Company’s investment in a privately-held company, comprising a $2.0 million cost basis equity investment and $825,000 related to notes receivable that were included in other assets on the consolidated balance sheets. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the year ended December 31, 2013 on the Company’s remaining cost basis investments.

Share-Based Payments

All share-based payments to employees are recognized in the consolidated statement of operations based on their fair-value. Through December 31, 2013, the Company had awarded restricted stock of the Parent Company and LTIP unit grants of the Operating Partnership under its incentive award plan, both of which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. During the years ended December 31, 2013 and 2012, the Parent Company awarded performance units (the “Performance Units”) to certain of its executive officers. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions (see Note 13 for further information on the fair-value of the Performance Units). The fair-value of all share-based payments is amortized to general and administrative expense and rental operations expense over the relevant service period, adjusted for anticipated forfeitures.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).

The valuation of the Company’s investments in publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, therefore, the Company has determined that valuations of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

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

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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

The Operating Partnership has formed certain taxable REIT subsidiaries (each a “TRS”) on behalf of the Parent Company. In general, each TRS may perform non-customary services for tenants, hold assets that the Parent Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. Each TRS is subject to corporate federal and state income taxes on its taxable income at regular corporate tax rates. There is no tax provision for any TRS for the periods presented in the accompanying consolidated statements of income due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforwards will be utilized.

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

The income tax treatment for dividends was as follows:

	For the Years Ended December 31,
	2013		2012		2011
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.94	100.00%	$0.63	74.12%	$0.44	57.14%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	0.22	25.88%	0.33	42.86%
Total	$0.94	100.00%	$0.85	100.00%	$0.77	100.00%
Preferred stock:
Ordinary income	$0.76	100.00%	$1.84	100.00%	$1.84	100.00%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$0.76	100.00%	$1.84	100.00%	$1.84	100.00%

Construction Loan Receivable

The Company has a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters.

The construction loan matures on September 30, 2014, with two one -year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The construction loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the construction loan. The borrower may prepay the construction loan in part under certain circumstances, and may prepay the construction loan in full with prior notice and a prepayment fee to the lenders. As of December 31, 2013 and December 31, 2012, the Company had invested approximately $151.8 million and $21.7 million in the construction loan, respectively, which are included in other assets on the Company's consolidated balance sheet. The Company expects to have fully funded its obligation in the third quarter of 2014.

Lease Termination

During the years ended December 31, 2013, 2012 and 2011, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statement of operations of approximately $42.8 million, $3.5 million and $6.2 million, respectively. Lease termination revenue for the year ended December 31, 2013 related to the termination of a lease with Elan Corporation (“Elan”) at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million, and the termination of a lease effective August 2013 with Merck at the Company's 320 Bent Street property for which Merck paid the Company $8.7 million in August 2012. Lease termination revenue for the year ended December 31, 2012 primarily related to the termination of the lease with Merck. Lease termination revenue for the year ended December 31, 2011 related to an early lease termination at one of our properties.

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

3. Equity of the Parent Company

During the year ended December 31, 2013, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 625,840 and 31,266 shares of common stock, respectively (253,671 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 39,805 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

Of the restricted stock awards issued to the Company's employees, 20,069 shares were issued as part of the consideration paid in the Company's merger with Wexford (as discussed below), and 41,568 shares are subject to performance-based vesting conditions. In addition, in connection with the merger with Wexford, the Operating Partnership issued 132,441 operating partnership units which are also subject to performance-based vesting conditions. The aggregate grant date fair-value of these performance-based awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective vesting period. The total compensation expense remaining for these awards to be expensed in future periods as of December 31, 2013 was approximately $3.2 million over a weighted-average term of approximately 3.40 years. Dividends and distributions are payable on these awards from the date of issuance.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2013, 136,296 Performance Units, which were originally granted to certain executive officers in January

2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group in 2012 being below the threshold for any payout. In January 2014, of the 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, 20,224 Performance Units vested (resulting in the issuance of 20,224 shares of the Parent Company’s common stock) and the remaining 116,072 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2013. During the year ended December 31, 2013, the Parent Company awarded 406,288 performance units which represent the maximum number of Performance Units that may vest. The grant date fair-value of these awards of approximately $3.6 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the year ended December 31, 2013 to be expensed in future periods over a weighted-average term of approximately 1.56 years was $2.1 million as of December 31, 2013. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

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

Common Stock, Operating Partnership Units and LTIP Units

As of December 31, 2013, the Company had outstanding 192,115,002 shares of the Parent Company’s common stock and 5,083,400 and 332,574 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

7.375% Series A Cumulative Redeemable Preferred Stock

On March 15, 2013, the Parent Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share. The redemption of the Series A preferred stock resulted in the recognition of costs on redemption of preferred stock of approximately $6.5 million for the year ended December 31, 2013 as a result of the difference between the carrying value and the price paid to redeem the Series A preferred stock.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the year ended December 31, 2013:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 15, 2013	Common stock and OP units	$0.235	January 1, 2013 to March 31, 2013	April 15, 2013	$40,413
June 14, 2013	Common stock and OP units	$0.235	April 1, 2013 to June 30, 2013	July 15, 2013	$46,381
September 16, 2013	Common stock and OP units	$0.235	July 1, 2013 to September 30, 2013	October 15, 2013	$46,418
December 12, 2013	Common stock and OP units	$0.250	October 1, 2013 to December 31, 2013	January 15, 2014	$49,383

Total 2013 dividends and distributions declared through December 31, 2013 (in thousands):

Common stock and OP units	$182,595
Series A preferred stock/units (1)	2,393
$184,988

(1)
On March 15, 2013, the Parent Company redeemed all 7,920,000 outstanding shares of its Series A preferred stock for approximately $198.0 million, or $25.00 per share, net of accrued dividends of approximately $2.4 million, or $0.30217 per share.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2012	$3,543	$114	$(58,382)	$(54,725)
Other comprehensive income before reclassifications	395	9,071	3,497	12,963
Amounts reclassified from accumulated other comprehensive income (1)	—	1,836	9,451	11,287
Net other comprehensive income	395	10,907	12,948	24,250
Net other comprehensive income allocable to noncontrolling interests	(33)	(2,083)	(332)	(2,448)
Balance as of December 31, 2013	$3,905	$8,938	$(45,766)	$(32,923)

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at December 31, 2013, was approximately $99.4 million based on the average closing price of the Parent Company’s common stock of $18.35 per share for the ten consecutive trading days immediately preceding December 31, 2013.

The following table shows the vested ownership interests in the Operating Partnership:

	December 31, 2013		December 31, 2012
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	190,676,428	97.3%	152,853,368	98.1%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,656,388	1.4%	2,339,314	1.5%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	565,051	0.4%
Total	195,959,961	100.0%	155,757,733	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of December 31, 2013, the Operating Partnership had outstanding 197,198,402 operating partnership units and 332,574 LTIP units. The Parent Company owned 97.3% of the partnership interests in the Operating Partnership at December 31, 2013, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent a profits interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units may be redeemed for an equal number of the Parent Company’s common stock or cash, at the Parent Company’s election.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at December 31, 2013, was approximately $99.4 million based on the average closing price of the Parent Company’s common stock of $18.35 per share for the ten consecutive trading days immediately preceding December 31, 2013.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2012	$3,611	$115	$(56,803)	$(53,077)
Other comprehensive income before reclassifications	395	9,071	3,497	12,963
Amounts reclassified from accumulated other comprehensive income (1)	—	1,836	9,451	11,287
Net other comprehensive income	395	10,907	12,948	24,250
Net other comprehensive income allocable to noncontrolling interest	$—	$(1,836)	$—	$(1,836)
Balance as of December 31, 2013	$4,006	$9,186	$(43,855)	$(30,663)

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of December 31, 2013 and December 31, 2012 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2013	December 31, 2012	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,631	$10,767	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,091	13,260	July 1, 2017
Center for Life Science | Boston	7.75%	7.75%	334,447	338,447	June 30, 2014
4320 Forest Park Avenue (1)	4.00%	2.70%	21,000	—	June 30, 2015
Hershey Center for Applied Research (1)	6.15%	4.71%	13,449	—	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	57,927	60,164	December 1, 2018
Shady Grove Road	5.97%	5.97%	143,067	144,889	September 1, 2016
University of Maryland BioPark I (1)	5.93%	4.69%	16,752	—	May 15, 2025
University of Maryland BioPark II (1)	5.20%	4.33%	62,946	—	September 5, 2021
University of Maryland BioPark Garage (1)	5.20%	4.33%	4,738	—	September 1, 2021
University of Miami Life Science & Technology Park (1)	4.00%	2.89%	20,000	—	February 1, 2016
			698,048	567,527
Unamortized premiums			11,276	4,125
Mortgage notes payable, net			709,324	571,652
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			900,000	900,000
Unamortized discounts			(4,917)	(5,823)
Unsecured senior notes, net			895,083	894,177
Term Loan due 2017 - U.S. dollar (2)	1.82%	2.63%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (2)	2.14%	2.39%	165,190	161,860	March 30, 2017
Term Loan due 2018 (3)	1.67%	1.97%	350,000	—	March 24, 2018
Unsecured senior term loans			758,786	405,456
Unsecured line of credit (3) (4)	1.46%	1.46%	128,000	118,000	March 24, 2018
Total consolidated debt			$2,671,193	$2,169,285

(1)	Mortgage notes which were assumed on May 31, 2013 in connection with the Company’s merger with Wexford.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.65 to £1.00 and $1.62 to £1.00 at December 31, 2013 and December 31, 2012, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

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

(4)	At December 31, 2013, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $772.0 million.

Mortgage Notes Payable, net

The net carrying value of properties (investments in real estate) secured by the Operating Partnership’s mortgage notes payable was approximately $1.2 billion and $1.0 billion at December 31, 2013 and 2012, respectively.

The Operating Partnership’s $334.4 million mortgage loan, which is secured by the Company’s Center for Life Science | Boston property in Boston, Massachusetts, includes a financial covenant relating to a minimum amount of net worth. Management believes that the Operating Partnership was in compliance with this covenant as of December 31, 2013. Notwithstanding the financial covenant related to the Center for Life Science | Boston mortgage, no other financial covenants are required on the remaining mortgage notes payable.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

Exchangeable Senior Notes

On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes. The Exchangeable Senior Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Exchangeable Senior Notes are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Exchangeable Senior Notes contain an exchange settlement feature, which provides that the Exchangeable Senior Notes may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Exchangeable Senior Notes must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Exchangeable Senior Notes, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Exchangeable Senior Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Exchangeable Senior Notes. The exchange rate for the Exchangeable Senior Notes may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through 2013 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 57.8068 shares per $1,000 principal amount of Exchangeable Senior Notes (a conversion value of $17.30 per share), effective as of September 26, 2013, the Company’s ex-dividend date for the third quarter 2013 dividend.

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

The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2013.

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

The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2013.

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

The terms of the indenture for the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2013.

Unsecured Senior Term Loan due 2017
Term Loan due 2017 - U.S. dollar

On March 30, 2012, the Operating Partnership entered into the $400.0 million Term Loan due 2017 with KeyBank National Association (“KeyBank”) as administrative agent and co-lead arranger, Wells Fargo Securities, LLC as co-lead arranger and Wells Fargo Bank National Association as co-syndication agent, U.S. Bank National Association as co-syndication agent and co-lead arranger and other lenders. The Term Loan due 2017 has a maturity date of March 30, 2017. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the borrowings to $500.0 million under the Term Loan due 2017 upon satisfying certain conditions. Borrowings under the Term Loan due 2017 are guaranteed by the Parent Company.

Borrowings for the U.S. dollar-denominated debt under the Term Loan due 2017 bear interest at a floating rate equal to, at the Operating Partnership’s option, either (1) reserve adjusted U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company’s credit ratings, or (2) the highest of (a) the prime rate then in effect plus a spread which ranges from 15 to 120 basis points, (b) the federal funds rate then in effect plus a spread which ranges from 65 to 170 basis points or (c) one-month U.S. dollar-LIBOR plus a spread which ranges from 115 to 205 basis points, in each case, depending on the Parent Company’s credit ratings.

Concurrent with the closing of the Term Loan due 2017 in March 2012, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the outstanding balance under the Term Loan due 2017 at approximately 2.81% for a five-year term, subject to change depending on the Parent Company’s credit ratings.

Term Loan due 2017 - GBP

On August 2, 2012, the Operating Partnership amended the Term Loan due 2017 agreement to convert approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. Borrowings for the GBP-denominated debt under the Term Loan due 2017 bear interest at a floating rate equal to reserve adjusted GBP-LIBOR plus a spread which ranges from 115 to 205 basis points, depending on the Parent Company’s credit ratings.

The Operating Partnership designated the GBP-denominated debt under the Term Loan due 2017 as a net investment hedge. The Operating Partnership intended to hedge the foreign currency exchange risk attributable to changes in the GBP/U.S. dollar exchange rate on a portion of its net investment in its GBP functional currency subsidiary during the period of investment during which the hedging instrument is outstanding. Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded as foreign currency translation gain or loss in other comprehensive income.

Concurrent with the conversion to GBP denominated debt, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with £100.0 million of the outstanding balance under the Term Loan due 2017 at approximately 2.39% for a five-year term of the Term Loan due 2017, subject to change depending on the Parent Company’s credit ratings.

The Term Loan due 2017 includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The Term Loan due 2017 specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the Term Loan due 2017 and declare all amounts outstanding to be immediately due and payable.

On September 24, 2013, the Operating Partnership entered into a second amendment to the Term Loan due 2017, which changed, among other things, (1) the definition of “Capitalization Rate” to mean 7.25% with respect to all projects other than the Company's Center for Life Science | Boston property, and 6.25% with respect to the Center for Life Science | Boston property and (2) certain definitions used to calculate the financial covenants.

Management believes that the Operating Partnership was in compliance with the covenants as of December 31, 2013.

Unsecured Line of Credit and Term Loan due 2018

On July 14, 2011, the Operating Partnership entered into an unsecured credit agreement with KeyBank, as administrative agent and co-lead arranger, Wells Fargo Securities, LLC as co-lead arranger, and certain other lenders. The unsecured credit agreement provided for available borrowings under a revolving line of credit of $750.0 million with a maturity date of March 24, 2018.

On September 24, 2013, the Operating Partnership entered into an amended and restated unsecured credit agreement (the “Amended and Restated Credit Facility”), amending and restating its unsecured credit agreement dated July 14, 2011, as amended. The Amended and Restated Credit Facility provides for aggregate borrowings of up to $1.25 billion, consisting of a $900.0 million revolving line of credit and a $350.0 million Term Loan due 2018, with a maturity date of March 24, 2018. Subject to the administrative agent’s reasonable discretion, the Operating Partnership may increase the amount of the commitments under the Amended and Restated Credit Facility up to $1.8 billion upon satisfying certain conditions. In addition, the Operating Partnership, at its sole discretion, may extend the maturity date to September 24, 2018 after satisfying certain conditions and paying an extension fee. Borrowings under the unsecured line of credit and the Term Loan due 2018 are guaranteed by the Parent Company. In connection with the Amended and Restated Credit Facility, unamortized loan fees under the previous credit agreement of approximately $462,500 were charged to interest expense.

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
The Amended and Restated Credit Facility includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable. Management believes that the Operating Partnership was in compliance with these covenants as of December 31, 2013.

On September 25, 2013, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the Term Loan due 2018 outstanding at approximately 2.2% for a three-year term, subject to adjustment based on the Parent Company's credit ratings. See Note 9 for further details.

Net Investment Hedge

The Operating Partnership designated the GBP denominated debt under the Term Loan due 2017 as a net investment hedge. The Operating Partnership entered into this net investment hedge to protect a designated amount of the Operating Partnership’s net investment in a GBP functional currency subsidiary against the risk of adverse changes in the GBP/U.S. dollar exchange rate (foreign exchange risk). Variability in the GBP/U.S. dollar exchange rate impacts the Operating Partnership (a U.S. dollar functional currency entity) as the financial statements of the GBP functional currency subsidiary are translated each period, with the effect of changes in the GBP/U.S. dollar exchange rate being recorded in accumulated other comprehensive income. When the net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings. The Operating Partnership is hedging the risk of changes in the U.S. dollar equivalent value of a portion of its net investment in its GBP subsidiary attributable to changes in the GBP/U.S. dollar exchange rate during the period of investment during which the hedging instrument is outstanding.

Maturities of Long-Term Debt

As of December 31, 2013, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2014	$341,416
2015	30,006
2016	566,516
2017	439,080
2018	523,663
Thereafter (1)	764,153
$2,664,834

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

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

Through December 31, 2013 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the years ended December 31, 2013, 2012 and 2011 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the year ended December 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2013 was the end date of the Performance Units' Performance Period. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2012 was the end date of the Performance Units' Performance Period. For the years ended December 31, 2013, 2012 and 2011, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,405,224, 10,259,496 and 10,017,858 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the years ended December 31, 2013, 2012 and 2011, respectively. No other shares were considered anti-dilutive for the years ended December 31, 2013, 2012 and 2011.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Years Ended December 31,
	2013	2012	2011
Basic earnings per share:
Income from continuing operations	$47,209	$16,133	$42,240
Income from continuing operations attributable to noncontrolling interests	(565)	(20)	(515)
Preferred stock dividends	(2,393)	(14,603)	(16,033)
Cost on redemption of preferred stock	(6,531)	—	(165)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,350)	(1,300)	(1,172)
Income from continuing operations available to common stockholders - basic	36,370	210	24,355

(Loss) / income from discontinued operations	—	(4,370)	474
Loss / (income) from discontinued operations attributable to noncontrolling interests	—	82	(10)
(Loss) / income from discontinued operations available to common stockholders - basic	—	(4,288)	464

Net income / (loss) available to common stockholders - basic	$36,370	$(4,078)	$24,819

Diluted earnings per share:
Income from continuing operations available to common stockholders - basic	36,370	210	24,355
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	819	29	559
Income from continuing operations available to common stockholders - diluted	37,189	239	24,914

(Loss) / income from discontinued operations available to common stockholders - basic and diluted	—	(4,288)	464
(Loss) / income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(82)	10
(Loss) / income from discontinued operations available to common stockholders - basic and diluted	—	(4,370)	474

Net income / (loss) available to common stockholders - diluted	$37,189	$(4,131)	$25,388

Weighted-average common shares outstanding:
Basic	182,043,391	152,752,086	132,625,915
Incremental shares from assumed conversion:
Performance units	63,017	—	—
Operating partnership and LTIP units	4,290,614	2,948,301	2,983,928
Diluted	186,397,022	155,700,387	135,609,843

Basic and diluted earnings per share:
Income from continuing operations per share available to common stockholders - basic and diluted	$0.20	$—	$0.19
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$(0.03)	$—
Net income / (loss) per share available to common stockholders - basic and diluted	$0.20	$(0.03)	$0.19

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

Through December 31, 2013, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the years ended December 31, 2013, 2012 and 2011, has been deducted from net income available to unitholders to calculate basic earnings per unit. For the years ended December 31, 2013, 2012 and 2011, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unitholders. For the year ended December 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that December 31, 2013 was the end date of the Performance Units’ Performance Period. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2012 was the end date of the Performance Units' Performance Period. In addition, 10,405,224, 10,259,496 and 10,017,858 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the years ended December 31, 2013, 2012 and 2011, respectively. No other units were considered anti-dilutive for the years ended December 31, 2013, 2012 or 2011.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Years Ended December 31,
	2013	2012	2011
Basic and diluted earnings per unit:
Income from continuing operations	$47,209	$16,133	$42,240
Loss from continuing operations attributable to noncontrolling interests	254	8	44
Preferred unit distributions	(2,393)	(14,603)	(16,033)
Cost on redemption of preferred units	(6,531)	—	(165)
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,354)	(1,326)	(1,220)
Income from continuing operations available to unitholders - basic and diluted	37,185	212	24,866

(Loss) / income from discontinued operations - basic and diluted	—	(4,370)	474

Net income / (loss) available to unitholders - basic and diluted	$37,185	$(4,158)	$25,340

Weighted-average units outstanding:
Basic	186,333,292	155,670,931	135,549,934
Incremental units from assumed conversion:
Performance units	63,017	—	—
Diluted	186,396,309	155,670,931	135,549,934

Basic and diluted earnings per unit:
Income from continuing operations per unit available to unitholders - basic and diluted	$0.20	$—	$0.19
Loss from discontinued operations per share available to unitholders - basic and diluted	$—	$(0.03)	$—
Net income / (loss) per unit available to unitholders, basic and diluted	$0.20	$(0.03)	$0.19

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2013 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont (3)	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At December 31, 2013, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.17% (including the applicable credit spread) and a maturity date of August 13, 2014.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.0 million at December 31, 2013. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

(3)	The Company's partnership interest was acquired in connection with the Company's merger with Wexford.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31, 2013	December 31, 2012
Assets:
Investments in real estate, net	$262,753	$257,666
Cash and cash equivalents (including restricted cash)	3,855	1,968
Other assets	5,301	4,370
Total assets	$271,909	$264,004
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$151,968	$149,255
Other liabilities	12,102	5,988
Members’ equity	107,839	108,761
Total liabilities and members equity	$271,909	$264,004
Company’s net investment in unconsolidated partnerships	$32,137	$32,367

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Total revenues	$12,930	$8,823	$8,567
Total expenses	(21,589)	(19,939)	(19,868)
Loss from continuing operations	(8,659)	(11,116)	(11,301)
Gain on sale of discontinued operations (1)	—	—	22,927
Loss from discontinued operations	—	—	(6,677)
Net (loss) / income	$(8,659)	$(11,116)	$4,949

Company’s equity in net loss of unconsolidated partnerships	$(905)	$(1,389)	$(2,489)

Fees earned by the Company (2)	$260	$90	$1,117

(1)
During the year ended December 31, 2011, PREI I LLC recorded a gain on sale of discontinued operations upon sale of certain properties to the Company. In accordance with the equity method of accounting, the Company's share of the equity in net income in PREI I LLC excludes any gain on sale since such gain was generated upon sale of the properties to the Company. The Company recorded a gain on revaluation of the acquired unconsolidated partnership.

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

On March 30, 2012, the Company entered into four interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “USD Strike Rate”) and one-month U.S. dollar-LIBOR if the USD Strike Rate is less than one-month U.S. dollar-LIBOR or (2) pays such difference if the USD Strike Rate is greater than one-month U.S. dollar-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month U.S. dollar-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2017 - U.S. Dollar. No initial investment was made to enter into the interest rate swap agreements.

On August 2, 2012, in connection with the conversion of a portion of the outstanding borrowings under the Term Loan due 2017 into GBP (for further discussion, see Note 5 above), the Company entered into two interest rate swaps with an aggregate notional amount of £100.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “GBP Strike Rate”) and one-month GBP-LIBOR if the GBP Strike Rate is less than one-month GBP-LIBOR or (2) pays such difference if the GBP Strike Rate is greater than one-month GBP-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month GBP-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of £100.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2017 - GBP. No initial investment was made to enter into the interest rate swap agreements.

On September 25, 2013, the Operating Partnership entered into three interest rate swaps with an aggregate notional amount of $200.0 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “Strike Rate”) and one-month U.S. dollar-LIBOR if the Strike Rate is less than one-month U.S. dollar-LIBOR or (2) pays such difference if the Strike Rate is greater than one-month U.S. dollar-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payment, due date on or after each swap’s settlement date, associated with the amount of one-month U.S. dollar-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $200.0 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2018 for three years. No initial investment was made to enter into the interest rate swap agreements.

As of December 31, 2013, the Company had deferred interest costs of approximately $35.4 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately five years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				December 31, 2013	December 31, 2012
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,876)	$(4,826)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(288)	—
Interest rate swaps(2)	82,595	0.7310%	August 2, 2012	March 30, 2017	1,545	(216)
Interest rate swaps(2)	82,595	0.7425%	August 2, 2012	March 30, 2017	1,519	(243)
Total interest rate swaps	$565,190				$900	$(5,285)

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

(2)	Translation to U.S. dollars is based on exchange rates of $1.65 to £1.00 and $1.62 to £1.00 at December 31, 2013 and December 31, 2012, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2013, the Company recorded a total gain on derivative instruments of $416,000, primarily related to changes in the fair-value of other derivative instruments. During the year ended December 31, 2012, the Company recorded a total loss on derivative instruments of $9,000, primarily related to changes in the fair-value of other derivative instruments. During the year ended December 31, 2011, the Company recorded total loss on derivative instruments of $544,000, primarily related to the reduction in the amount of the variable-rate indebtedness relating to the $150.0 million interest rate swaps, hedge ineffectiveness on cash flow hedges due to mismatches in maturity dates and interest rate reset dates between the interest rate swaps and corresponding debt and changes in the fair-value of other derivative instruments. Gains and losses on derivative instruments are included in other expense within the consolidated statement of operations.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized gain / (loss) on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $9.5 million, $8.5 million and $10.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, and (2) a gain on derivative instruments of $416,000, and losses of $9,000 and $544,000 for the years ended December 31, 2013, 2012, and 2011, respectively. During the next twelve months, the Company estimates that an additional $9.9 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, for the years ended December 31, 2013, 2012, and 2011, approximately $326,000, $118,000 and $236,000, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Amount of gain / (loss) recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$3,497	$(6,863)	$(104)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(2,619)	$(1,578)	$(3,385)
Forward starting swaps (2)	(6,832)	(6,933)	(7,027)
Total interest rate swaps	$(9,451)	$(8,511)	$(10,412)

Amount of gain / (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Cash flow hedges
Interest rate swaps	$—	$—	(544)
Total interest rate swaps	—	—	$(544)
Other derivative instruments	416	(9)	—
Total gain / (loss) on derivative instruments	$416	$(9)	$(544)

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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2013 and December 31, 2012 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At December 31, 2013 and December 31, 2012, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	December 31, 2013		December 31, 2012
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$730,394	$709,324	$605,948	$571,652
Exchangeable Senior Notes	202,626	180,000	209,484	180,000
Notes due 2016, net	417,040	398,787	421,400	398,289
Notes due 2020, net	275,600	248,210	292,725	247,984
Notes due 2022, net	240,400	248,086	261,750	247,904
Term Loan due 2017 - U.S. dollar	244,751	243,596	243,596	243,596
Term Loan due 2017 - GBP (2)	165,969	165,190	161,860	161,860
Term Loan due 2018	350,000	350,000	—	—
Unsecured line of credit	128,000	128,000	118,000	118,000
Derivative instruments (3)	(1,316)	(1,316)	5,285	5,285
Available-for-sale securities	19,566	19,566	390	390

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.65 to £1.00 and $1.62 to £1.00 at December 31, 2013 and December 31, 2012, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the year ended December 31, 2013. The table below reflects the purchase price allocation for these acquisitions, excluding the merger with Wexford, which is discussed below, and the purchase of properties with approximately 274,000 and 300,000 square feet of pre-development and development potential, respectively, for approximately $13.4 million recorded as investments in real estate (in thousands):

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

Wexford Merger

On May 31, 2013, the Company completed a merger with Wexford. The purchase price allocations of the fair-value of assets acquired, liabilities assumed and consideration paid in the Wexford merger are presented below (in thousands):

At Acquisition
Assets:
Investments in real estate	$659,517
Cash and cash equivalents	5,182
Accounts receivable, net	1,537
Deferred leasing costs (1)	52,670
Other assets (2)	89,631
Total assets	$808,537
Liabilities:
Mortgage notes payable (3)	254,735
Other liabilities (4)	69,270
Total liabilities	$324,005

Fair value of net assets acquired	$484,532

Cash consideration paid for Wexford	$345,268
Equity consideration paid for Wexford (5)	123,596
Contingent consideration in merger with Wexford (6)	15,668
Total consideration for Wexford	$484,532

(1)	$52.7 million of acquired in-place leases with a weighted-average lease term of approximately 10.9 years are included in deferred leasing costs.

(2)
$9.6 million of acquired above-market leases with a weighted-average lease term of approximately 11.6 years and $11.0 million of acquired below-market ground leases with a weighted-average lease term of approximately 51.7 years are included in other assets.

(3)	$8.7 million of debt premiums with a weighted-average term of approximately 9.2 years are included in mortgage notes payable, net.

(4)
$31.4 million of acquired below-market leases with a weighted-average lease term of approximately 13.4 years and $2.5 million of acquired above-market ground leases with a weighted-average lease term of approximately 64.0 years are included in other liabilities.

(5)	Consists of 5,568,227 shares of the Parent Company's common stock and 336,960 operating partnership units.

(6)	Includes potential additional consideration to be paid to the seller upon the achievement of certain pipeline development milestones.

Wexford - Variable Interest Entities

Wexford is a party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive the benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Wexford. At May 31, 2013, Wexford owned seven properties that had syndicated HTCs or NMTCs, or both, to TCIs. At December 31, 2013, Wexford owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of operations. At December 31, 2013, approximately $4.3 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and will be relieved, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the year ended December 31, 2013, $34.4 million of tax credits, net of costs and estimated put payments, were contributed by TCIs which were recorded as other liabilities in the consolidated balance sheets, of which $22.4 million of tax credits have been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at December 31, 2013 consisted of the following (in thousands):

December 31, 2013
Investment in real estate, net	$177,901
Total assets	198,968
Total liabilities	60,197

Pro Forma Results of the Parent Company

The unaudited pro forma revenues and operating income of the Parent Company, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012
Total revenues	$666,904	$590,415
Net income / (loss) available to common stockholders	36,981	(19,493)
Net income / (loss) per share available to common stockholders - basic and diluted	$0.20	$(0.13)

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

Pro Forma Results of the Operating Partnership

The unaudited pro forma revenues and operating income of the Operating Partnership, including the acquisitions that occurred in 2013 as if they had taken place on January 1, 2012, are as follows (in thousands, except per unit amounts):

	Year Ended December 31,
	2013	2012
Total revenues	$666,904	$590,415
Net income / (loss) available to unitholders	37,800	(19,547)
Net income / (loss) per unit available to unitholders - basic and diluted	$0.20	$(0.13)

Pro forma data may not be indicative of the results that would have been reported had the acquisitions actually occurred as of January 1, 2012, nor is it intended to be a projection of future results.

Revenues of approximately $45.3 million and net loss of approximately $2.6 million associated with properties acquired in 2013 listed above are included in the consolidated statements of operations for the year ended December 31, 2013 for both the Parent Company and the Operating Partnership.

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

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income / (loss) from discontinued operations (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Total revenues	$—	$454	$1,499
Total expenses	—	272	1,025
Income from discontinued operations before impairment loss	—	182	474
Impairment loss	—	(4,552)	—
(Loss) / income from discontinued operations	$—	$(4,370)	$474

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

13. Incentive Award Plan

The Company has adopted the 2013 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 10,740,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2013, 6,896,224 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit and each Performance Unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally four to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

The Parent Company has awarded Performance Units to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Performance Units vest at the end of designated time periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the “Market Conditions”). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The Monte Carlo simulation uses a statistical formula underlying the Black-

Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the end of the respective Performance Period and was then discounted to the grant date at a risk-free interest rate. The expected value of the Performance Units on the grant date was determined by simulating the total shareholder return for the Company and the peer group considering the stock price variance for each of the peer group companies, compared to each other and the Company's stock estimating the rank of the Company's stock. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 24 and 36 months, an average risk-free interest rate of 0.35%, and an average dividend yield of 4.41%. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company’s common stock will not be issued until vesting of the Performance Units occurs.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

	Unvested Restricted Shares/LTIP Units	Weighted Average Grant-Date Fair-Value
Balance at December 31, 2010	1,588,060	$15.15
Granted	630,337	18.38
Vested	(467,120)	16.03
Forfeited	(30,215)	16.17
Balance at December 31, 2011	1,721,062	16.09
Granted	395,350	18.46
Vested	(520,258)	15.17
Forfeited	(35,642)	15.97
Balance at December 31, 2012	1,560,512	17.00
Granted	657,106	20.33
Vested	(665,808)	15.91
Forfeited	(39,805)	18.15
Balance at December 31, 2013	1,512,005	$18.91

Selected data of the Company’s incentive award plan is presented below (in thousands, except share and period amounts):

	Years Ended December 31,
	2013	2012	2011
Aggregate value of restricted stock/LTIP Units granted	$13,234	$7,300	$11,612
Aggregate value of Performance Units granted	$4,973	$3,329	$—
Fair-value of stock/LTIP Units vested	$13,321	$9,502	$8,547
Stock-based compensation expense recognized in general and administrative expenses and rental operations expense - restricted stock/LTIP Units	$10,134	$9,556	$7,582
Stock-based compensation expense recognized in general and administrative expenses - Performance Units	$2,445	$1,974	$—
Shares surrendered to the Company and retired in lieu of cash payments for taxes due on the vesting of restricted stock	253,671	178,915	129,342
Data at period end:
Total compensation to be expensed related to unvested awards in future periods - restricted stock	$17,145
Weighted-average expense period (in years) - restricted stock	2.6
Total compensation to be expensed related to unvested awards in future periods - Performance Units	$2,528
Weighted-average expense period (in years) - Performance Units	1.5

14. Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc., a wholly owned subsidiary of GlaxoSmithKline plc, and Vertex Pharmaceuticals Incorporated, comprised 10.8% and 7.7%, or $48.0 million and $34.5 million, respectively, of rental revenues for the year ended December 31, 2013; 12.2% and 8.5%, or $48.0 million and $33.4 million, respectively, of rental revenues for the year ended December 31, 2012; and 14.5% and 10.0%, or $48.0 million and $33.2 million, respectively, of rental revenues for the year ended December 31, 2011. These tenants are located in the Company’s Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2013, the Company had approximately $415.8 million outstanding in commitments related to the funding of the construction loan, tenant improvements, leasing commissions, and construction-related capital expenditures, with approximately $350.5 million expected to be paid in 2014, approximately $64.2 million expected to be paid in 2015 and 2016, and approximately $1.2 million expected to be paid in 2017 and 2018.

Ground Leases

As of December 31, 2013, the Company had approximately $513.2 million outstanding in commitments related to ground leases with approximately $4.5 million expected to be paid in 2014, approximately $9.6 million expected to be paid in 2015 and 2016, approximately $10.3 million expected to be paid in 2017 and 2018 and approximately $488.8 million expected to be paid thereafter.

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

Tax Indemnification Agreements and Minimum Debt Requirements

As a result of the contribution of properties to the Operating Partnership, the Company has indemnified the contributors of the properties against adverse tax consequences if it directly or indirectly sells, exchanges or otherwise disposes of the properties in a taxable transaction before August 11, 2014, the ten-year anniversary of the completion of the Company’s initial public offering. The Company also has agreed to use its reasonable best efforts to maintain at least $8.0 million of debt, some of which must be property specific, for the same period to enable certain contributors to guarantee the debt in order to defer potential taxable gain they may incur if the Operating Partnership repays the existing debt.

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2013, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

15. Quarterly Financial Information of the Parent Company (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands, except per share data) was as follows.

	2013 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$157,993	$159,232	$159,639	$160,450
Net income	10,576	4,136	15,037	17,458
Net (income) / loss attributable to noncontrolling interests	(297)	111	(234)	(146)
Preferred stock dividends	—	—	—	(2,393)
Net income available to common stockholders	$10,279	$4,247	$14,803	$8,388
Net income per share available to common stockholders - basic and diluted	$0.05	$0.02	$0.08	$0.05

	2012 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$138,771	$134,537	$124,848	$120,012
Income / (loss) from continuing operations	8,260	6,455	(5,283)	6,702
Income / (loss) from discontinued operations	—	—	49	(4,420)
Net income / (loss)	8,260	6,455	(5,234)	2,282
Net (income) / loss attributable to noncontrolling interests	(93)	(46)	172	30
Preferred stock dividends	(3,651)	(3,651)	(3,651)	(3,651)
Net income / (loss) available to common stockholders	$4,516	$2,758	$(8,713)	$(1,339)
Income / (loss) from continuing operations per share available to common stockholders - basic and diluted	$0.03	$0.02	$(0.06)	$0.02
Net income / (loss) per share available to common stockholders - basic and diluted	$0.03	$0.02	$(0.06)	$(0.01)

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

16. Quarterly Financial Information of the Operating Partnership (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2013 and 2012 (in thousands, except per share data) was as follows.

	2013 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$157,993	$159,232	$159,639	$160,450
Net income	10,576	4,136	15,037	17,458
Net (income) / loss attributable to noncontrolling interests	(12)	229	29	8
Preferred unit distributions	—	—	—	(2,393)
Net income available to unitholders	$10,564	$4,365	$15,066	$8,542
Net income per unit available to unitholders - basic and diluted	$0.05	$0.02	$0.08	$0.05

	2012 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$138,771	$134,537	$124,848	$120,012
Income / (loss) from continuing operations	8,260	6,455	(5,283)	6,702
Income / (loss) from discontinued operations	—	—	49	(4,420)
Net income / (loss)	8,260	6,455	(5,234)	2,282
Net (income) / loss attributable to noncontrolling interests	(7)	7	6	4
Preferred unit distributions	(3,651)	(3,651)	(3,651)	(3,651)
Net income / (loss) available to unitholders	$4,602	$2,811	$(8,879)	$(1,365)
Income / (loss) from continuing operations per unit available to unitholders - basic and diluted	$0.03	$0.02	$(0.06)	$0.02
Net income / (loss) per unit available to unitholders - basic and diluted	$0.03	$0.02	$(0.06)	$(0.01)

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2013
(In thousands)

			Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross amount carried at December 31, 2013
Property	Year Built/Renovated	Encumbrances	Land	Ground Lease	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	$—	$1,942	$—	$31,293	$1,169	$1,942	$32,462	34,404	$(6,788)	$27,616
Ardentech Court	1997/2008	—	2,742	—	5,379	9,406	2,742	14,785	17,527	(5,891)	11,636
Ardenwood Venture	1985	—	3,550	—	10,603	5,376	3,550	15,979	19,529	(4,453)	15,076
Ardsley Park (4)	1956/2000	—	6,581	—	9,479	27,559	6,581	37,038	43,619	(3,635)	39,984
Balboa Avenue	1968/2000	—	1,316	—	9,493	967	1,316	10,460	11,776	(2,535)	9,241
Bayshore Boulevard	2000	—	3,667	—	22,593	7,486	3,667	30,079	33,746	(10,937)	22,809
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(3,976)	15,094
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	284	2,580	13,998	16,578	(3,096)	13,482
9900 Belward Campus	2001	10,631	2,038	—	8,274	8	2,038	8,282	10,320	(453)	9,867
9901 Belward Campus	2001	13,091	2,362	—	12,185	—	2,362	12,185	14,547	(621)	13,926
9911 Belward Campus Drive	2005	—	4,160	—	196,814	—	4,160	196,814	200,974	(38,883)	162,091
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(2,271)	12,870
320 Bent Street	2003	—	—	—	88,254	7,420	—	95,674	95,674	(9,760)	85,914
301 Binney Street	2007	—	—	—	217,073	5,760	—	222,833	222,833	(25,610)	197,223
301 Binney Street Garage	2007	—	—	—	15,805	113	—	15,918	15,918	(855)	15,063
BRDG Park at Danforth Plant Science Center	2009	—	—	—	31,139	—	—	31,139	31,139	(856)	30,283
Bridgeview Technology Park I	1977/2002	—	2,494	—	14,716	18,895	2,494	33,611	36,105	(11,692)	24,413
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	27	1,522	13,093	14,615	(2,883)	11,732
210 Broadway	2000	—	6,917	—	16,272	5,442	6,917	21,714	28,631	(1,303)	27,328
550 Broadway	1967/2006	—	3,700	—	24,300	—	3,700	24,300	28,000	(1,882)	26,118
Center for Life Science	2008	334,447	60,000	—	407,747	257,664	60,000	665,411	725,411	(116,658)	608,753
Charles Street	1911/1986	—	5,000	—	7,033	57	5,000	7,090	12,090	(1,459)	10,631
320 Charles Street	1952/2007	—	14,020	—	32,998	—	14,020	32,998	47,018	(1,174)	45,844
Chesterfield	—	—	1,350	—	6,853	63	1,350	6,916	8,266	—	8,266
Coast 9	1974-1984	—	13,455	—	12,786	20,654	13,455	33,440	46,895	(4,611)	42,284
Coolidge Avenue	1962/1999	—	2,760	—	7,102	3,873	2,760	10,975	13,735	(1,905)	11,830
Dumbarton Circle	1990	—	2,723	—	5,097	495	2,723	5,592	8,315	(3,244)	5,071
Eccles Avenue (5)	1965/1995	—	21,257	—	608	9,896	21,257	10,504	31,761	(608)	31,153
Elliott Avenue	1925/2004	—	10,124	—	38,911	62,964	10,124	101,875	111,999	(13,592)	98,407
21 Erie Street	1925/2004	—	3,366	—	18,372	148	3,366	18,520	21,886	(3,994)	17,892
40 Erie Street	1996	—	7,593	—	33,765	3,931	7,593	37,696	45,289	(7,744)	37,545

4570 Executive Drive	1999	—	7,685	—	48,693	328	7,685	49,021	56,706	(8,211)	48,495
4775 / 4785 Executive Drive	2009	—	10,180	—	17,100	8,137	10,180	25,237	35,417	(570)	34,847
500 Fairview Avenue	1959/1991	—	—	—	3,285	3,529	—	6,814	6,814	(3,298)	3,516
530 Fairview Avenue	2008	—	2,703	—	694	46,268	2,703	46,962	49,665	(11,306)	38,359
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(1,505)	7,066
4320 Forest Park Avenue	2005	21,000	—	—	26,105	142	—	26,247	26,247	(699)	25,548
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	23,523	3,500	41,845	45,345	(6,895)	38,450
Gateway Business Park	1991-1998	—	116,851	—	10,981	7,043	116,851	18,024	134,875	(9,226)	125,649
Gazelle Court	2011	—	10,100	—	1,769	55,893	10,100	57,662	67,762	(6,604)	61,158
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	2,044	1,575	13,073	14,648	(2,609)	12,039
Granta Park	1999/2010	—	34,589	—	152,797	—	34,589	152,797	187,386	(6,802)	180,584
Graphics Drive	1992/2007	—	800	—	6,577	6,941	800	13,518	14,318	(5,768)	8,550
50 Hampshire Street	1999	—	19,537	—	58,205	185	19,537	58,390	77,927	(3,445)	74,482
60 Hampshire Street	1900/2009	—	4,164	—	78	1,410	4,164	1,488	5,652	(78)	5,574
Heritage @ 4240	1948/2013	—	—	—	12,966	18,365	—	31,331	31,331	(50)	31,281
Hershey Center for Applied Research	2007	—	—	—	16,736	—	—	16,736	16,736	(494)	16,242
Industrial Road	2001/2005	—	12,000	—	41,718	16,286	12,000	58,004	70,004	(22,701)	47,303
Innovation Research Park at ODU I	2007	—	—	—	26,426	—	—	26,426	26,426	(778)	25,648
Innovation Research Park at ODU II	2009	—	—	—	25,297	22	—	25,319	25,319	(585)	24,734
3525 John Hopkins Court	1991	—	3,993	—	18,183	298	3,993	18,481	22,474	(1,780)	20,694
3545-3575 John Hopkins Court	1991/2008	—	3,560	—	19,495	20,046	3,560	39,541	43,101	(7,302)	35,799
Kaiser Drive	1990	—	3,430	—	6,093	10,391	3,430	16,484	19,914	(4,298)	15,616
450 Kendall Street (Kendall G) (4)	—	—	—	—	8,259	5,614	—	13,873	13,873	—	13,873
500 Kendall Street (Kendall D)	2002	57,927	3,572	—	166,308	627	3,572	166,935	170,507	(36,039)	134,468
Kendall Crossing Apartments	2003	—	—	—	6,665	577	—	7,242	7,242	(502)	6,740
King of Prussia	1954/2004	—	12,813	—	66,152	1,900	12,813	68,052	80,865	(22,573)	58,292
Landmark at Eastview (4)(6)	1958/2008	—	—	14,210	55,250	249,407	16,943	304,657	321,600	(54,027)	267,573
The Campus at Lincoln Center	—	—	37,000	—	—	1,281	37,000	1,281	38,281	—	38,281
3711 Market Street	2008	—	—	—	85,357	879	—	86,236	86,236	(2,008)	84,228
3737 Market Street (4)	—		—	—	24,588	31,338	—	55,926	55,926	—	55,926
Medical Center Drive	1995	—	9,620	—	43,561	14,676	9,620	58,237	67,857	(5,506)	62,351
Monte Villa Parkway	1996/2002	—	1,020	—	5,759	8,766	1,020	14,525	15,545	(2,787)	12,758
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(7,010)	48,079
6122-6126 Nancy Ridge	1987/2003		2,344	—	9,611	1,787	2,344	11,398	13,742	(2,878)	10,864

6828 Nancy Ridge Drive	1983/2010	—	4,174	—	10,592	—	4,174	10,592	14,766	(654)	14,112
Science Center at Oyster Point	2008-2009	—	19,464	—	89,762	5,122	19,464	94,884	114,348	(9,700)	104,648
One Research Way	1980/2008	—	1,813	—	6,454	6,171	1,813	12,625	14,438	(1,905)	12,533
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	3,395	5,400	14,888	20,288	(3,571)	16,717
Pacific Research Center	2000/2008	—	74,147	—	142,437	151,438	74,147	293,875	368,022	(55,555)	312,467
Paramount Parkway	1999	—	1,080	—	14,535	26	1,080	14,561	15,641	(1,826)	13,815
Patriot Drive	1984/2001	—	848	—	6,906	449	848	7,355	8,203	(1,023)	7,180
Phoenixville Pike	1989/2008	—	1,204	—	10,880	13,418	1,204	24,298	25,502	(8,048)	17,454
Piedmont Triad Research - Wake 90	1927/2013	—	2,160	—	41,632	48,231	2,160	89,862	92,022	(115)	91,907
1701 / 1711 Research Boulevard (4)	1970/2004	—	7,492	—	8,834	14,315	7,492	23,149	30,641	(267)	30,374
Road to the Cure	1977/2007	—	4,430	—	19,128	12,039	4,430	31,167	35,597	(6,017)	29,580
San Diego Science Center	1973/2002	—	3,871	—	21,875	2,640	3,871	24,515	28,386	(6,073)	22,313
10240 Science Center Drive	2002	—	4,079	—	12,124	22	4,079	12,146	16,225	(1,443)	14,782
10255 Science Center Drive	1995	—	2,630	—	16,029	21	2,630	16,050	18,680	(3,761)	14,919
Shady Grove Road	2003	143,067	28,895	—	197,548	3,339	28,895	200,887	229,782	(39,629)	190,153
Sidney Street	2000	—	7,579	—	50,459	170	7,579	50,629	58,208	(10,874)	47,334
Sorrento Plaza	1978/2003	—	2,364	—	5,946	498	2,364	6,444	8,808	(945)	7,863
11388 Sorrento Valley Road	2000	—	2,366	—	8,514	321	2,366	8,835	11,201	(1,133)	10,068
Sorrento Valley Boulevard	1982	—	4,140	—	2,606	13,926	4,140	16,532	20,672	(2,606)	18,066
311 South Sarah	1913	—	5,180	—	—	—	5,180	—	5,180	—	5,180
Spring Mill Drive	1988	—	1,074	—	7,948	928	1,074	8,876	9,950	(2,149)	7,801
Summers Ridge	—	—	47,301	—	—	—	47,301	—	47,301	—	47,301
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(3,507)	15,172
Torreyana Road	1980/1997	—	7,660	—	24,468	4,257	7,660	28,725	36,385	(4,579)	31,806
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,206	5,738	23,197	28,935	(4,986)	23,949
9885 Towne Centre Drive	2001/2008	—	4,982	—	28,513	—	4,982	28,513	33,495	(6,682)	26,813
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(2,395)	10,262
900 Uniqema Boulevard	2000	—	404	—	3,692	69	404	3,761	4,165	(931)	3,234
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	186	1,350	13,415	14,765	(3,229)	11,536
Baltimore Garage, LLC	2005	4,738	—	—	16,234	—	—	16,234	16,234	(347)	15,887
University of Maryland BioPark I	2005	79,698	—	—	19,783	13	—	19,796	19,796	(484)	19,312
University of Maryland BioPark II	2007	—	—	—	94,113	5,374	—	99,487	99,487	(2,246)	97,241
University of Maryland BioPark III	—	—	6,061	—	8,481	—	6,061	8,481	14,542	—	14,542
University of Miami Life Science & Technology Park	2011	20,000	758	—	77,693	1,930	758	79,623	80,381	(1,807)	78,574

University Tech Park at IIT	1959/2006	—	—	—	40,174	7,908	—	48,082	48,082	(680)	47,402
Vassar Street	1950/1998	—	2,040	—	13,841	12,882	2,040	26,723	28,763	(6,860)	21,903
Waples Street	1983/2005	—	2,470	—	2,907	11,464	2,470	14,371	16,841	(7,677)	9,164
Wateridge Circle	2001	—	6,536	—	34,462	4,082	6,536	38,544	45,080	(3,258)	41,822
Wake Forest Biotech Place	1937/2011	—	1,266	—	87,812	93	1,266	87,910	89,176	(1,533)	87,643
Walnut Street	1972/2004	—	5,200	—	36,067	—	5,200	36,067	41,267	(8,028)	33,239
Weston Parkway	1990	—	536	—	5,022	147	536	5,169	5,705	(539)	5,166
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	2,258	4,922	123,440	128,362	(26,376)	101,986
50 West Watkins Mill Road	1988/2005	—	1,451	—	11,611	245	1,451	11,856	13,307	(1,464)	11,843
55 / 65 West Watkins Mill Road	1999	—	2,320	—	10,393	198	2,320	10,591	12,911	(1,634)	11,277
Woodside Technology Park	1999	—	13,350	—	65,331	283	13,350	65,614	78,964	(2,920)	76,044
217th Place	1987/2007	—	7,125	—	3,529	14,774	7,125	18,303	25,428	(4,419)	21,009
Total		$684,599	$816,335	$14,210	$3,803,622	$1,366,576	$833,278	$5,170,202	$6,003,480	$(785,578)	$5,217,902

____________

(1)	Includes mortgage notes secured by various properties but excludes unamortized debt premium of $11.3 million.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $6.5 billion as of December 31, 2013 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than one year to 40 years.

(4)	The property or a portion of the property was under development or pre-development as of December 31, 2013.

(5)	This property represents the potential for ground-up development.

(6)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Investment in real estate:
Balance at beginning of year	$4,923,166	$4,402,720	$3,878,092
Property acquisitions	835,599	395,560	409,425
Property sales	(4,155)	(33,048)	—
Improvements	244,719	157,934	115,203
Balance at end of year	$6,003,480	$4,923,166	$4,402,720
Accumulated Depreciation:
Balance at beginning of year	$(603,450)	$(452,474)	$(341,978)
Depreciation expense	(182,129)	(152,506)	(110,496)
Property sales	1,374	1,530	—
Balance at end of year	$(785,578)	$(603,450)	$(452,474)

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, BioMed Realty Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2013, the end of the company’s most recent fiscal year. The scope of management's assessment of the effectiveness of its internal control over financial reporting included all of its consolidated operations except for the operations of Wexford, which was acquired on May 31, 2013. Wexford's total assets and total revenues constituted approximately 14% and 5%, respectively, of BioMed Realty Trust, Inc.'s consolidated financial statement amounts as of and for the year ended December 31, 2013. During the year ended December 31, 2013, management continued to integrate Wexford into its overall internal control over financial reporting processes.
BioMed Realty Trust, Inc.’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over BioMed Realty Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the operating partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, the operating partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the operating partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the operating partnership’s internal control over financial reporting was effective as of December 31, 2013, the end of the operating partnership’s most recent fiscal year. The scope of management's assessment of the effectiveness of its internal control over financial reporting included all of its consolidated operations except for the operations of Wexford, which was acquired on May 31, 2013. Wexford's total assets and total revenues constituted approximately 14% and 5%, respectively, of BioMed Realty, L.P.'s consolidated financial statement amounts as of and for the year ended December 31, 2013. During the year ended December 31, 2013, management continued to integrate Wexford into its overall internal control over financial reporting processes.
Changes in Internal Control over Financial Reporting
There has been no change in the operating partnership’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the operating partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules:
Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.
(3) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., Westco Sub LLC, Wexford Science & Technology, LLC and Wexford Equities, LLC.(1)
3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(2)
3.2	Articles of Amendment of BioMed Realty Trust, Inc.(3)
3.3	Articles of Amendment of BioMed Realty Trust, Inc.(4)

3.4	Articles of Amendment of BioMed Realty Trust, Inc.(5)
3.5	Third Amended and Restated Bylaws of BioMed Realty Trust, Inc.(6)
3.6	Certificate of Limited Partnership of BioMed Realty, L.P.(7)
3.7	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.(7)
3.8	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P.(8)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc.(9)
4.2
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030 and guarantee thereof.(10)

4.3
Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and guarantee thereof.(11)

4.4	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee.(12)
4.5
Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof.(12)

4.6
Supplemental Indenture No. 2, dated June 28, 2012, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.25% Senior Notes due 2022 and guarantee thereof. (13)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007.(14)
10.2*	Amendment One to the Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of February 6, 2014.
10.3	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein.(2)
10.4	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(15)
10.5	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013).(15)
10.6	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan.(16)
10.7	Form of Long Term Incentive Plan Unit Award Agreement.(17)
10.8	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan.(18)
10.9	Annual Incentive Bonus Plan.(19)
10.10	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold.(18)
10.11	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr.(18)
10.12	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer.(18)
10.13	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(18)
10.14	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin.(18)
10.15	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers.(20)
10.16	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010.(21)
10.17	Contribution Agreement between Alan D. Gold and BioMed Realty, L.P. dated as of May 4, 2004.(9)
10.18	Contribution Agreement between Gary A. Kreitzer and BioMed Realty, L.P. dated as of May 4, 2004.(9)
10.19	Contribution Agreement between John F. Wilson, II and BioMed Realty, L.P. dated as of May 4, 2004.(9)
10.20	Form of Contribution Agreement between the additional contributors and BioMed Realty, L.P. dated as of May 4, 2004.(9)

10.21
Amended and Restated Unsecured Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto.(22)

10.22	Form of Amended and Restated Line Note under Amended and Restated Unsecured Credit Agreement.(22)
10.23	Form of Amended and Restated Competitive Bid Note under Amended and Restated Unsecured Credit Agreement.(22)
10.24	Form of Term Note under Amended and Restated Unsecured Credit Agreement.(22)
10.25	Form of Amended and Restated Swing Loan Note under Amended and Restated Unsecured Credit Agreement.(22)
10.26	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (23)
10.27
First Amendment to Unsecured Term Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (24)

10.28
Second Amendment to Unsecured Term Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (22)

10.29	Form of Amended and Restated Term Note (Domestic Currency) under Unsecured Term Credit Agreement, as amended. (24)
10.30	Form of Term Note (Qualified Foreign Currency) under Unsecured Term Credit Agreement, as amended. (24)
10.31	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc.(25)
10.32
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(10)

10.33
Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.(11)

10.34	Director Compensation Policy. (26)
10.35	Dividend Reinvestment and Stock Purchase Plan.(27)
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of BioMed Realty Trust, Inc. and BioMed Realty, L.P.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
*    Filed herewith.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2010.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

(6)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2013.

(7)
Incorporated herein by reference to BioMed Realty Trust, Inc. and BioMed Realty, L.P.’s Registration Statement on Form S-4 (File No. 333-168968), filed with the Securities and Exchange Commission on August 20, 2010.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2007.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2013.

(23)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(24)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(25)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(26)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.

(27)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

/s/ STEPHEN A. WILLEY		/s/ STEPHEN A. WILLEY
Stephen A. Willey		Stephen A. Willey
Vice President, Chief Accounting Officer		Vice President, Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)

Dated:	February 6, 2014	Dated:	February 6, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN D. GOLD	Chairman of the Board and Chief	February 6, 2014
Alan D. Gold	Executive Officer
/s/ DANIEL M. BRADBURY	Director	February 6, 2014
Daniel M. Bradbury
/s/ WILLIAM R. BRODY	Director	February 6, 2014
William R. Brody
/s/ BARBARA R. CAMBON	Director	February 6, 2014
Barbara R. Cambon
/s/ EDWARD A. DENNIS	Director	February 6, 2014
Edward A. Dennis
/s/ RICHARD I. GILCHRIST	Director	February 6, 2014
Richard I. Gilchrist
/s/ GARY A. KREITZER	Executive Vice President	February 6, 2014
Gary A. Kreitzer	and Director
/s/ THEODORE D. ROTH	Director	February 6, 2014
Theodore D. Roth
/s/ M. FAYE WILSON	Director	February 6, 2014
M. Faye Wilson