Form 10-Q
period 2014-03-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2014-05-02
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of May 1, 2014 was 192,506,626.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of March 31, 2014, BioMed Realty Trust, Inc. owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Item 4 Mine Safety Disclosures	50

Item 5 Other Information	50

Item 6 Exhibits	50

SIGNATURES	52

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,235,036	$5,217,902
Investments in unconsolidated partnerships	31,461	32,137
Cash and cash equivalents	59,121	34,706
Accounts receivable, net	10,719	8,421
Accrued straight-line rents, net	178,114	173,779
Deferred leasing costs, net	189,527	198,067
Other assets	371,453	307,589
Total assets	$6,075,431	$5,972,601
LIABILITIES AND EQUITY
Mortgage notes payable, net	$706,013	$709,324
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	895,312	895,083
Unsecured senior term loans	760,066	758,786
Unsecured line of credit	226,000	128,000
Accounts payable, accrued expenses and other liabilities	333,157	314,383
Total liabilities	3,100,548	2,985,576
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 192,502,965 shares and 192,115,002 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,925	1,921
Additional paid-in capital	3,554,504	3,554,558
Accumulated other comprehensive loss, net	(19,973)	(32,923)
Dividends in excess of earnings	(612,864)	(583,569)
Total stockholders’ equity	2,923,592	2,939,987
Noncontrolling interests	51,291	47,038
Total equity	2,974,883	2,987,025
Total liabilities and equity	$6,075,431	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental	$120,026	$102,956
Tenant recoveries	38,735	32,637
Other revenue	10,115	24,857
Total revenues	168,876	160,450
Expenses:
Rental operations	52,523	40,553
Depreciation and amortization	62,409	60,764
General and administrative	11,942	10,028
Acquisition-related expenses	1,250	2,236
Total expenses	128,124	113,581
Income from operations	40,752	46,869
Equity in net loss of unconsolidated partnerships	(138)	(319)
Interest expense, net	(28,010)	(25,902)
Other income / (expense)	8,163	(3,190)
Net income	20,767	17,458
Net income attributable to noncontrolling interests	(1,934)	(146)
Net income attributable to the Company	18,833	17,312
Preferred stock dividends	—	(2,393)
Cost on redemption of preferred stock	—	(6,531)
Net income available to common stockholders	$18,833	$8,388
Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.10	$0.05
Weighted-average common shares outstanding:
Basic	190,905,867	159,692,470
Diluted	196,545,536	162,713,677

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$20,767	$17,458
Other comprehensive income / (loss):
Foreign currency translation adjustments	238	(2,182)
Unrealized loss from derivative instruments, net	(590)	(137)
Amortization of deferred interest costs	1,691	1,718
Reclassification on sale of equity securities	(9,322)	—
Unrealized gain / (loss) on equity securities	24,634	(168)
Total other comprehensive income / (loss)	16,651	(769)
Comprehensive income	37,418	16,689
Comprehensive income attributable to noncontrolling interests	(5,635)	(132)
Comprehensive income attributable to the Company	$31,783	$16,557

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2013	192,115,002	$1,921	$3,554,558	$(32,923)	$(583,569)	2,939,987	$47,038	$2,987,025
Offering costs from sale of common stock	—	—	(49)	—	—	(49)	—	(49)
Net issuances of unvested restricted common stock	377,463	4	(3,786)	—	—	(3,782)	—	(3,782)
Conversion of OP units to common stock	10,500	—	(51)	—	—	(51)	51	—
Vesting of share-based awards	—	—	3,750	—	—	3,750	—	3,750
Reallocation of noncontrolling interests to equity	—	—	82	—	—	82	(82)	—
Common stock dividends	—	—	—	—	(48,128)	(48,128)	—	(48,128)
OP unit distributions	—	—	—	—	—	—	(1,351)	(1,351)
Net income	—	—	—	—	18,833	18,833	1,934	20,767
Foreign currency translation adjustments	—	—	—	232	—	232	6	238
Reclassification on sale of equity securities	—	—	—	(7,784)	—	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	19,430	—	19,430	5,204	24,634
Amortization of deferred interest costs	—	—	—	1,646	—	1,646	45	1,691
Unrealized loss on derivative instruments, net	—	—	—	(574)	—	(574)	(16)	(590)
Balance at March 31, 2014	192,502,965	$1,925	$3,554,504	$(19,973)	$(612,864)	$2,923,592	$51,291	$2,974,883

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating activities:
Net income	$20,767	$17,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,409	60,764
Allowance for doubtful accounts	526	501
Non-cash revenue adjustments	481	5,803
Other non-cash adjustments	(4,886)	6,457
Compensation expense related to restricted common stock and LTIP units	3,750	3,011
Distributions representing a return on capital from unconsolidated partnerships	203	59
Changes in operating assets and liabilities:
Accounts receivable	(2,482)	(31,822)
Accrued straight-line rents	(4,676)	(3,555)
Deferred leasing costs	(1,754)	(1,520)
Other assets	1,206	314
Accounts payable, accrued expenses and other liabilities	2,194	2,823
Net cash provided by operating activities	77,738	60,293
Investing activities:
Purchases of investments in real estate and related intangible assets	—	(123,841)
Capital expenditures	(69,843)	(39,250)
Contributions from historic tax credit transactions, net	15,502	—
Draws on construction loan receivable	(39,584)	(34,310)
Contributions to unconsolidated partnerships, net	(4)	(336)
Purchases of debt and equity securities	(2,971)	(5,395)
Proceeds from the sale of debt and equity securities	13,952	—
Deposits to escrow for acquisitions	(16,100)	—
Net cash used in investing activities	(99,048)	(203,132)
Financing activities:
Net proceeds from common stock offering	—	299,402
Payment of offering costs	—	(12,410)
Redemption of Series A preferred stock	—	(198,000)
Unsecured line of credit proceeds	130,000	284,000
Unsecured line of credit payments	(32,000)	(187,000)
Principal payments on mortgage notes payable	(2,776)	(2,073)
Distributions to operating partnership unit and LTIP unit holders	(1,354)	(689)
Dividends paid to common stockholders	(48,029)	(36,268)
Dividends paid to preferred stockholders	—	(6,044)
Net cash provided by financing activities	45,841	140,918
Effect of exchange rate changes on cash and cash equivalents	(116)	497
Net increase / (decrease) in cash and cash equivalents	24,415	(1,424)
Cash and cash equivalents at beginning of period	34,706	19,976
Cash and cash equivalents at end of period	$59,121	$18,552

	Three Months Ended
	March 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,192 and $2,840, respectively)	$21,593	$16,654
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$48,128	$39,727
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,351	686
Accrued additions to real estate and related intangible assets	60,171	31,928

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,235,036	$5,217,902
Investments in unconsolidated partnerships	31,461	32,137
Cash and cash equivalents	59,121	34,706
Accounts receivable, net	10,719	8,421
Accrued straight-line rents, net	178,114	173,779
Deferred leasing costs, net	189,527	198,067
Other assets	371,453	307,589
Total assets	$6,075,431	$5,972,601
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$706,013	$709,324
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	895,312	895,083
Unsecured senior term loans	760,066	758,786
Unsecured line of credit	226,000	128,000
Accounts payable, accrued expenses and other liabilities	333,157	314,383
Total liabilities	3,100,548	2,985,576
Capital:
Partners’ capital:
Limited partners' capital, 5,405,474 and 5,415,974 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	45,204	45,708
General partner's capital, 192,502,965 and 192,115,002 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,940,948	2,970,650
Accumulated other comprehensive loss	(17,356)	(30,663)
Total partners’ capital	2,968,796	2,985,695
Noncontrolling interests	6,087	1,330
Total capital	2,974,883	2,987,025
Total liabilities and capital	$6,075,431	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Rental	$120,026	$102,956
Tenant recoveries	38,735	32,637
Other revenue	10,115	24,857
Total revenues	168,876	160,450
Expenses:
Rental operations	52,523	40,553
Depreciation and amortization	62,409	60,764
General and administrative	11,942	10,028
Acquisition-related expenses	1,250	2,236
Total expenses	128,124	113,581
Income from operations	40,752	46,869
Equity in net loss of unconsolidated partnerships	(138)	(319)
Interest expense, net	(28,010)	(25,902)
Other income / (expense)	8,163	(3,190)
Net income	20,767	17,458
Net (income) / loss attributable to noncontrolling interests	(1,413)	8
Net income attributable to the Operating Partnership	19,354	17,466
Preferred unit distributions	—	(2,393)
Cost on redemption of preferred units	—	(6,531)
Net income available to unitholders	$19,354	$8,542
Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.10	$0.05
Weighted-average units outstanding:
Basic	196,316,241	162,612,998
Diluted	196,545,536	162,710,786

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income	$20,767	$17,458
Other comprehensive income / (loss):
Foreign currency translation adjustments	238	(2,182)
Unrealized loss from derivative instruments, net	(590)	(137)
Amortization of deferred interest costs	1,691	1,718
Reclassification on sale of equity securities	(9,322)	—
Unrealized gain / (loss) on equity securities	24,634	(168)
Total other comprehensive income / (loss)	16,651	(769)
Comprehensive income	37,418	16,689
Comprehensive (income) / loss attributable to noncontrolling interests	(4,757)	8
Comprehensive income attributable to the Operating Partnership	$32,661	$16,697

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests / (Deficit)	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2013	5,415,974	$45,708	192,115,002	$2,970,650	$(30,663)	$2,985,695	$1,330	$2,987,025
Offering costs from issuance of OP units	—	—	—	(49)	—	(49)	—	(49)
Net issuances of unvested restricted OP units	—	—	377,463	(3,782)	—	(3,782)	—	(3,782)
Conversion of OP units	(10,500)	51	10,500	(51)	—	—	—	—
Vesting of share-based awards	—	—	—	3,750	—	3,750	—	3,750
Reallocation of capital to limited partners	—	275	—	(275)	—	—	—	—
Distributions	—	(1,351)	—	(48,128)	—	(49,479)	—	(49,479)
Net income	—	521	—	18,833	—	19,354	1,413	20,767
Foreign currency translation adjustments	—	—	—	—	238	238	—	238
Reclassification on sale of equity securities	—	—	—	—	(7,784)	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	—	19,752	19,752	4,882	24,634
Amortization of deferred interest costs	—	—	—	—	1,691	1,691	—	1,691
Unrealized loss on derivative instruments, net	—	—	—	—	(590)	(590)	—	(590)
Balance at March 31, 2014	5,405,474	$45,204	192,502,965	$2,940,948	$(17,356)	$2,968,796	$6,087	$2,974,883

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating activities:
Net income	$20,767	$17,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,409	60,764
Allowance for doubtful accounts	526	501
Non-cash revenue adjustments	481	5,803
Other non-cash adjustments	(4,886)	6,457
Compensation expense related to share-based payments	3,750	3,011
Distributions representing a return on capital from unconsolidated partnerships	203	59
Changes in operating assets and liabilities:
Accounts receivable	(2,482)	(31,822)
Accrued straight-line rents	(4,676)	(3,555)
Deferred leasing costs	(1,754)	(1,520)
Other assets	1,206	314
Accounts payable, accrued expenses and other liabilities	2,194	2,823
Net cash provided by operating activities	77,738	60,293
Investing activities:
Purchases of investments in real estate and related intangible assets	—	(123,841)
Capital expenditures	(69,843)	(39,250)
Contributions from historic tax credit transactions, net	15,502	—
Draws on construction loan receivable	(39,584)	(34,310)
Contributions to unconsolidated partnerships, net	(4)	(336)
Purchases of debt and equity securities	(2,971)	(5,395)
Proceeds from the sale of debt and equity securities	13,952	—
Deposits to escrow for acquisitions	(16,100)	—
Net cash used in investing activities	(99,048)	(203,132)
Financing activities:
Net proceeds from issuance of OP units	—	286,992
Redemption of Series A preferred units	—	(198,000)
Unsecured line of credit proceeds	130,000	284,000
Unsecured line of credit payments	(32,000)	(187,000)
Principal payments on mortgage notes payable	(2,776)	(2,073)
Distributions paid to unitholders	(49,383)	(36,957)
Distributions paid to preferred unitholders	—	(6,044)
Net cash provided by financing activities	45,841	140,918
Effect of exchange rate changes on cash and cash equivalents	(116)	497
Net increase / (decrease) in cash and cash equivalents	24,415	(1,424)
Cash and cash equivalents at beginning of period	34,706	19,976

	Three Months Ended
	March 31,
	2014	2013

Cash and cash equivalents at end of period	$59,121	$18,552
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $4,192 and $2,840, respectively)	$21,593	$16,654
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$49,479	$40,413
Accrued additions to real estate and related intangible assets	60,171	31,928

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle and Cambridge (United Kingdom) and, through Wexford Science & Technology, LLC and related entities (collectively, "Wexford"), with universities and their related medical systems.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

On April 4, 2014, the Company completed an investment in two properties, 300 George Street and 100 College Street, in New Haven, Connecticut. The 300 George Street property is a 519,000 square foot laboratory and office building. The 100 College Street property, currently under construction, is expected to be a 508,000 square foot laboratory and office building. The total project investment is expected to be approximately $308 million, comprised of (1) approximately $206 million in cash, assumptions of mortgage notes payable and a construction loan in connection with the Company's investment, and a continuing minority partnership interest of Winstanley Enterprises LLC, which will also continue to provide construction and property management services for the properties, and (2) approximately $102 million of remaining construction costs. As of April 4, 2014, Winstanley Enterprises LLC retained approximately 7% and 25% continuing minority partnership interests in the 300 George Street and 100 College Street properties, respectively. Upon completion of construction of the 100 College Street property and repayment of the related construction loan, the Company expects Winstanley Enterprises LLC’s minority partnership interest in the 100 College Street property to be reduced to approximately 2.5%.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended March 31, 2014 and 2013, total revenues from properties outside the United States were $4.8 million and $4.5 million, respectively, which represented 2.8% of the Company's total revenues during each period. The Company’s net investments in properties outside the United States were $190.7 million and $190.2 million at March 31, 2014 and December 31, 2013, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in five VIEs (excluding certain VIEs through its ownership of Wexford), consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of these VIEs at March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Investment in real estate, net	$339,284	$336,832
Total assets	378,961	375,443
Total debt	142,564	143,067
Total liabilities	156,186	154,953

Wexford - Variable Interest Entities

Wexford is a party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive the benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Wexford. At March 31, 2014, Wexford owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of income. At March 31, 2014, approximately $4.5 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, to reduce the carrying value of the subject property, net of allocated expenses. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above. During the quarter ended March 31, 2014, $15.5 million of tax credits, net of costs and estimated put payments, were contributed by TCIs and recorded as other liabilities in the consolidated balance sheets, of which $12.8 million in tax credits were delivered to the TCIs and reclassified as a reduction of the carrying value of the subject property.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at March 31, 2014 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Investment in real estate, net	$181,458	$177,901
Total assets	193,789	198,968
Total liabilities	63,877	60,197

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$717,328	$713,955
Land under development	116,220	119,325
Buildings and improvements	4,907,630	4,854,175
Construction in progress	329,803	316,025
	6,070,981	6,003,480
Accumulated depreciation	(835,945)	(785,578)
	$5,235,036	$5,217,902

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and for the three months ended March 31, 2014, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of March 31, 2014. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at March 31, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	March 31, 2014	Amortization	Net
Acquired in-place leases	$365,944	$(243,437)	$122,507
Acquired management agreements	25,801	(20,502)	5,299
Deferred leasing and other direct costs	94,273	(32,552)	61,721
	$486,018	$(296,491)	$189,527

Deferred leasing costs, net at December 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2013	Amortization	Net
Acquired in-place leases	$365,753	$(233,935)	$131,818
Acquired management agreements	25,801	(20,053)	5,748
Deferred leasing and other direct costs	91,142	(30,641)	60,501
	$482,696	$(284,629)	$198,067

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Available-for-sale securities, historical cost	$7,191	$8,543
Unrealized gain, net	26,088	11,023
Available-for-sale securities, fair-value (1)	33,279	19,566
Privately-held securities, cost basis	17,107	18,485
Total equity securities	$50,386	$38,051

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the three months ended March 31, 2014. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the three months ended March 31, 2014, the Company recorded a $1.3 million impairment charge, which is included in other expense in the consolidated statements of income. The impairment charge related to the Company’s investment in a privately-held company. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the three months ended March 31, 2014 on the Company’s remaining cost basis investments.

Construction Loan Receivable

The Company has a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters (the "Construction Loan").

The Construction Loan matures on September 30, 2014, with two one -year extension options exercisable at the borrower’s election after paying the lenders an extension fee on the then-outstanding principal amount. The Construction Loan bears interest on the outstanding principal amount at a floating rate equal to the greater of (1) reserve adjusted LIBOR plus 550 basis points and (2) 6.5%. In addition, the borrower is required to pay a fee to the lenders based on a specified percentage of the average daily unfunded amount of the Construction Loan. The borrower may prepay the Construction Loan in part under certain circumstances, and may prepay the Construction Loan in full with prior notice and a prepayment fee to the lenders. As of March 31, 2014 and

December 31, 2013, the Company had invested approximately $191.3 million and $151.8 million, respectively, in the Construction Loan, which are included in other assets on the Company's consolidated balance sheets.

Lease Termination

During the three months ended March 31, 2014 and 2013, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statement of income of approximately $5.5 million and $24.0 million, respectively. Lease termination revenue for the three months ended March 31, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property. Lease termination revenue for the three months ended March 31, 2013 primarily related to the termination of a lease with Elan Corporation at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million. The impact of the Elan lease termination was recognized through the date of the termination of the lease in April 2013.

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

3. Equity of the Parent Company

During the three months ended March 31, 2014, the Parent Company issued restricted stock awards to the Company’s employees totaling 557,237 shares of common stock (190,062 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 2,693 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2014, of the 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, 20,224 Performance Units vested (resulting in the issuance of 20,224 shares of the Parent Company’s common stock (7,243 shares issued in connection with the vesting of the Performance Units were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of Performance Units) and the remaining 116,072 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ended December 31, 2013. During the three months ended March 31, 2014, the Parent Company awarded 494,410 Performance Units which represent the maximum number of Performance Units that may vest and which vest over a three-year Performance Period. The grant date fair-value of these awards of approximately $3.8 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the three months ended March 31, 2014 to be expensed in future periods over a weighted-average term of approximately 2.8 years was $3.5 million as of March 31, 2014. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of March 31, 2014, the Company had outstanding 192,502,965 shares of the Parent Company’s common stock and 5,083,400 and 322,074 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the three months ended March 31, 2014:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 17, 2014	Common stock and OP units	$0.250	January 1, 2014 to March 31, 2014	April 15, 2014	$49,479

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Parent Company for the three months ended March 31, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$3,905	$8,938	$(45,766)	$(32,923)
Other comprehensive income / (loss) before reclassifications	238	24,634	$(1,449)	23,423
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	$2,550	(6,772)
Net other comprehensive income	238	15,312	1,101	16,651
Net other comprehensive income allocable to noncontrolling interests	(6)	(3,666)	(29)	(3,701)
Balance as of March 31, 2014	$4,137	$20,584	$(44,694)	$(19,973)

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information on derivative instruments.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at March 31, 2014, was approximately $109.0 million based on the average closing price of the Parent Company’s common stock of $20.16 per share for the ten consecutive trading days immediately preceding March 31, 2014.

The following table shows the vested ownership interests in the Operating Partnership:

	March 31, 2014		December 31, 2013
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	191,006,788	97.3%	190,676,428	97.3%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,645,888	1.4%	2,656,388	1.4%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	2,627,145	1.3%
Total	196,279,821	100.0%	195,959,961	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of March 31, 2014, the Operating Partnership had outstanding 197,586,365 operating partnership units and 322,074 LTIP units. The Parent Company owned 97.3% of the partnership interests in the Operating Partnership at March 31, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at March 31, 2014, was approximately $109 million based on the average closing price of the Parent Company’s common stock of $20.16 per share for the ten consecutive trading days immediately preceding March 31, 2014.

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Operating Partnership for the three months ended March 31, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$4,006	$9,186	$(43,855)	$(30,663)
Other comprehensive income / (loss) before reclassifications	238	24,634	$(1,449)	23,423
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	$2,550	(6,772)
Net other comprehensive income	238	15,312	1,101	16,651
Net other comprehensive income allocable to noncontrolling interest	$—	$(3,344)	$—	$(3,344)
Balance as of March 31, 2014	$4,244	$21,154	$(42,754)	$(17,356)

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information on derivative instruments.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s mortgage loan secured by the Company’s Center for Life Science | Boston property, Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit. On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company’s Center for Life Science | Boston property prior to its scheduled maturity date. The Parent Company has also guaranteed the Operating Partnership’s Unsecured Senior Notes due 2019 (the “Notes due 2019”), which were issued on April 23, 2014.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			March 31, 2014	December 31, 2013	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,593	$10,631	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,045	13,091	July 1, 2017
Center for Life Science | Boston (1)	7.75%	7.75%	333,398	334,447	June 30, 2014
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
Hershey Center for Applied Research	6.15%	4.71%	13,328	13,449	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	57,346	57,927	December 1, 2018
Shady Grove Road	5.97%	5.97%	142,564	143,067	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	16,587	16,752	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	62,691	62,946	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,719	4,738	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			695,271	698,048
Unamortized premiums			10,742	11,276
Mortgage notes payable, net			706,013	709,324
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			900,000	900,000
Unamortized discounts			(4,688)	(4,917)
Unsecured senior notes, net			895,312	895,083
Term Loan due 2017 - U.S. dollar (2)	1.80%	2.63%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (2)	2.13%	2.39%	166,470	165,190	March 30, 2017
Term Loan due 2018	1.65%	1.97%	350,000	350,000	March 24, 2018
Unsecured senior term loans			760,066	758,786
Unsecured line of credit (3)	1.45%	1.45%	226,000	128,000	March 24, 2018
Total consolidated debt			$2,767,391	$2,671,193

(1)	On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company’s Center for Life Science | Boston property prior to its scheduled maturity date.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.66 to £1.00 and $1.65 to £1.00 at March 31, 2014 and December 31, 2013, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)	At March 31, 2014, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $674.0 million.

Exchangeable Senior Notes

The exchange rate for the Exchangeable Senior Notes may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through the first quarter of 2014 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 58.4745 shares per $1,000 principal amount of Exchangeable Senior Notes (effective conversion value of $17.10 per share), as of March 27, 2014, the Company’s ex-dividend date.

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

Maturities of Long-Term Debt

As of March 31, 2014, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2014	$338,639
2015	30,006
2016	566,516
2017	440,360
2018	621,663
Thereafter (1)	764,153
$2,761,337

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

Assumed Debts

On April 4, 2014, the Company completed an investment in two properties, 300 George Street and 100 College Street, in New Haven, Connecticut. In connection with that investment, the Operating Partnership assumed a $46.3 million mortgage note secured by the 300 George Street property and a construction loan with $21.7 million of outstanding borrowings that were used to partially fund the development of the 100 College Street property.

Notes due 2019

On April 23, 2014, the Operating Partnership issued $400 million aggregate principal amount of its Notes due 2019. The Notes due 2019 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2019 are effectively subordinated to the Operating Partnership's existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership's subsidiaries, including guarantees provided by the Operating Partnership's subsidiaries under the credit agreement governing the Operating Partnership's unsecured line of credit and Term Loan due 2018. The Notes due 2019 bear interest at 2.625% per annum, priced at 99.408% of the principal amount to yield 2.752% to maturity. Interest is payable on May 1 and November 1 of each year beginning November 1, 2014 until the maturity date of May 1, 2019. The Operating Partnership’s obligations under the Notes due 2019 are fully and unconditionally guaranteed by the Parent Company.

6. Earnings Per Share of the Parent Company

Through March 31, 2014 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three months ended March 31, 2014 and 2013 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three months ended March 31, 2014, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2014 was the end date of the Performance Units' Performance Period. For the three months ended March 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2013 was the end date of the Performance Units' Performance Period. For the three months ended March 31, 2014 and 2013, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,525,410 and 10,259,496 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three months ended March 31, 2014 and 2013, respectively. No other shares were considered anti-dilutive for the three months ended March 31, 2014 or 2013.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic earnings per share:
Net income	$20,767	$17,458
Net income attributable to noncontrolling interests	(1,934)	(146)
Preferred stock dividends	—	(2,393)
Cost on redemption of preferred stock	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(378)	(345)
Net income available to common stockholders - basic	$18,455	$8,043

Diluted earnings per share:
Net income available to common stockholders - basic	18,455	8,043
Net income attributable to noncontrolling interests in Operating Partnership	521	159
Net income available to common stockholders - diluted	$18,976	$8,202

Weighted-average common shares outstanding:
Basic	190,905,867	159,692,470
Incremental shares from:
Performance units	229,295	97,788
Operating partnership and LTIP units	5,410,374	2,923,419
Diluted	196,545,536	162,713,677

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.10	$0.05

7. Earnings Per Unit of the Operating Partnership

Through March 31, 2014, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three months ended March 31, 2014 and 2013, has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three months ended March 31, 2014 and 2013, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unitholders. For the three months ended March 31, 2014, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that March 31, 2014 was the end date of the Performance Units’ Performance Period. For the three months ended March 31, 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that March 31, 2013 was the end date of the Performance Units' Performance Period. In addition, 10,525,410 and 10,259,496 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three months ended March 31, 2014 and 2013, respectively. No other units were considered anti-dilutive for the three months ended March 31, 2014 or 2013.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended
	March 31,
	2014	2013
Basic and diluted earnings per unit:
Net income	$20,767	$17,458
(Income) / loss attributable to noncontrolling interests	(1,413)	8
Preferred unit distributions	—	(2,393)
Cost on redemption of preferred units	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(378)	(345)
Net income available to unitholders - basic and diluted	$18,976	$8,197

Weighted-average units outstanding:
Basic	196,316,241	162,612,998
Incremental units from:
Performance units	229,295	97,788
Diluted	196,545,536	162,710,786

Basic and diluted earnings per unit:
Net income per unit available to unitholders - basic and diluted	$0.10	$0.05

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2014 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At March 31, 2014, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.16% (including the applicable credit spread) and a maturity date of August 13, 2014. At maturity, PREI I LLC may refinance the secured loan facility, depending on market conditions and the availability of credit, or it may repay the principal balance through capital contributions of its members.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $12.0 million at March 31, 2014. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31, 2014	December 31, 2013
Assets:
Investments in real estate, net	$271,132	$262,753
Cash and cash equivalents (including restricted cash)	5,612	3,855
Other assets	3,758	5,301
Total assets	$280,502	$271,909
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$151,992	$151,968
Other liabilities	23,541	12,102
Members’ equity	104,969	107,839
Total liabilities and members equity	$280,502	$271,909
Company’s net investment in unconsolidated partnerships	$31,461	$32,137

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total revenues	$4,059	$2,830
Total expenses	(6,130)	(5,448)
Net loss	(2,071)	(2,618)

Company’s equity in net loss of unconsolidated partnerships	$(138)	$(319)

Fees earned by the Company (1)	$283	$22

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

As of March 31, 2014, the Company had deferred interest costs of approximately $33.7 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately five years.

The following is a summary of the terms of the interest rate swaps, other derivatives and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				March 31, 2014	December 31, 2013
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,814)	$(1,876)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(341)	(288)
Interest rate swaps(2)	83,235	0.7310%	August 2, 2012	March 30, 2017	1,288	1,545
Interest rate swaps(2)	83,235	0.7425%	August 2, 2012	March 30, 2017	1,261	1,519
Total interest rate swaps	$566,470				394	900
Other derivatives					578	416
Total					$972	$1,316

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

(2)	Translations to U.S. dollars are based on exchange rates of $1.66 to £1.00 and $1.65 to £1.00 at March 31, 2014 and December 31, 2013, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three months ended March 31, 2014 and 2013.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(1,449)	$(697)

Amount of loss reclassified from accumulated other comprehensive loss to earnings(effective portion):
Cash flow hedges
Interest rate swaps (1)	$859	$560
Forward starting swaps (2)	1,691	1,718
Total interest rate swaps	$2,550	$2,278

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

During the next twelve months, the Company estimates that an additional $10.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

During the three months ended March 31, 2014, the Company recorded total unrealized gain on derivative instruments of $162,000 related to changes in the fair-value of other derivative instruments, included in other income, net in the consolidated statements of income.

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at March 31, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At March 31, 2014 and December 31, 2013, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	March 31, 2014		December 31, 2013
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$717,511	$706,013	$730,394	$709,324
Exchangeable Senior Notes	216,000	180,000	202,626	180,000
Notes due 2016, net	419,792	398,912	417,040	398,787
Notes due 2020, net	280,473	248,268	275,600	248,210
Notes due 2022, net	247,903	248,132	240,400	248,086
Term Loan due 2017 - U.S. dollar	244,664	243,596	244,751	243,596
Term Loan due 2017 - GBP (2)	167,197	166,470	165,969	165,190
Term Loan due 2018	350,000	350,000	350,000	350,000
Unsecured line of credit	226,000	226,000	128,000	128,000
Derivative instruments (3)	(972)	(972)	(1,316)	(1,316)
Available-for-sale securities	33,279	33,279	19,566	19,566

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.66 to £1.00 and $1.65 to £1.00 at March 31, 2014 and December 31, 2013, respectively.

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the foreign, domestic and local economies; changes in interest rates and foreign currency exchange rates; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; risks associated with tax credits, grants and other subsidies to fund development activities; our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and companies; our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations; risks associated with our investments in loans, including borrower defaults and potential principal losses; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2013. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle and Cambridge (United Kingdom) and, through Wexford Science & Technology, LLC and related entities, or Wexford, with universities and their related medical systems.
At March 31, 2014, we owned or had interests in a portfolio of properties with an aggregate of approximately 16.3 million rentable square feet.
The following reflects the classification of our properties between stabilized properties (operating properties in which more than 90% of the rentable square footage is under lease), lease up properties (operating properties in which less than 90% of the rentable square footage is under lease), development properties (existing properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at March 31, 2014:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Stabilized	$4,241,766	117	9,842,644	99.1%
Lease up	1,370,052	59	5,362,789	67.9%
Total operating portfolio	5,611,818	176	15,205,433	91.5%

Development	134,913	4	694,305	75.4%
Redevelopment	6,811	1	41,257	86.5%
Unconsolidated partnership portfolio	31,461	3	355,080	77.3%
Pre-development	111,595	—	1,057,000	—
Development potential	205,844	—	3,866,000	—
Total portfolio	$6,102,442	184	21,219,075

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2014, our total operating portfolio was 91.5% leased on a weighted-average basis to 304 tenants. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants.
Our leasing strategy for 2014 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of March 31, 2014, leases representing 5.2% and 4.0% of our leased square feet were scheduled to expire during 2014 and 2015, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors,” and in our annual report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations
Leasing Activity

During the three months ended March 31, 2014, we executed 59 leasing transactions representing 480,449 square feet, including 49 new leases totaling 307,332 square feet and ten leases amended to extend their terms totaling 173,117 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the three months ended March 31, 2014:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2013	14,320,202
Expirations	(207,946)	$32.02	$32.20
Terminations	(58,742)	26.14	31.08
Pre-leased delivery	8,554	34.47	35.21
Renewals, amendments, and extensions	173,117	38.72	41.16
New leases - first generation (3)	133,811	22.16	25.53
New leases - second generation (4)	47,309	27.95	28.63
Leased square feet as of March 31, 2014	14,416,305

Pre-leased square feet as of December 31, 2013	102,547
Pre-leased new leases - second generation (4)	126,212	$32.03	$35.23
Pre-leased delivery	(8,554)	34.47	35.21
Pre-leased square feet as of March 31, 2014	220,205

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

(4)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the three months ended March 31, 2014:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals, amendments, and extensions (2)	10	173,117	$19.11	$3.80	$—
New leases - first generation	13	133,811	60.47	12.45	5.24
New leases - second generation	36	173,521	103.64	5.88	12.63
Total / weighted-average	59	480,449	$61.16	$6.96	$6.02

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)
Renewals, amendments and extensions were leased at a weighted-average current annualized base rent of $41.16 per square foot, representing an increase of 16.2% over the previously expiring rents on a GAAP basis.

Development/Redevelopment Activity
The following table summarizes our consolidated properties under development or redevelopment at March 31, 2014 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Development
450 Kendall Street (Kendall G)	63,000	—	$13,900	$47,000	Q3 2015
Landmark at Eastview III	297,000	100.0%	29,000	152,700	Q3 2015
3737 Market Street	334,305	80.8%	60,000	100,000	Q4 2014
Total / weighted-average	694,305	81.7%	$102,900	$299,700

Redevelopment
60 Hampshire Street	41,257	86.5%	$5,200	$16,000	Q4 2014
Total / weighted-average	41,257	86.5%	$5,200	$16,000

Total			$108,100

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through March 31, 2014.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2014	2013	Change	Change
Development / Pre-development (1)	$44,846	$3,241	$41,605	1,283.7%
Redevelopment	1,185	1,395	(210)	(15.1)%
Tenant improvements - first generation	9,175	13,933	(4,758)	(34.1)%
Recurring capital expenditures and second generation tenant improvements (2)	7,731	9,795	(2,064)	(21.1)%
Other capital	6,906	10,886	(3,980)	(36.6)%
Total capital expenditures	$69,843	$39,250	$30,593	77.9%

(1)	Includes projects that received tax credit funding which offset actual capital expenditures incurred during the applicable period.

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

Total capital expenditures increased $30.6 million to $69.8 million for the three months ended March 31, 2014 from $39.3 million for the three months ended March 31, 2013. The change was primarily the result of projects under development in the Wexford portfolio, which was acquired in May 2013. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/

redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended March 31, 2014 or 2013), new properties (properties that were not owned for each of the three months ended March 31, 2014 and 2013 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	March 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	12,455,950	12,455,950	2,818,253	1,252,000	1,983,792	255,650	N/A	N/A	17,257,995	13,963,600
Percent of total portfolio	72.2%	89.2%	16.3%	9.0%	11.5%	1.8%	N/A	N/A	100.0%	100.0%
Percent leased	89.0%	88.3%	44.1%	11.5%	91.3%	100%	N/A	N/A	81.9%	81.6%
Current annualized base rent per square foot - GAAP basis (1)	$38.26	$38.39	$29.38	$31.64	$34.26	$25.94	N/A	N/A	$36.97	$38.02
	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$104,472	$101,995	$1,127	$387	$14,427	$571	$—	$3	$120,026	$102,956
Tenant recoveries	33,940	32,446	323	(47)	4,369	197	103	41	38,735	32,637
Other revenue (2)	7,347	24,028	(61)	1	76	—	2,753	828	10,115	24,857
Total revenues	145,759	158,469	1,389	341	18,872	768	2,856	872	168,876	160,450
Rental operations	41,011	38,798	464	(53)	6,911	197	4,137	1,611	52,523	40,553
Net operating income/(loss)	104,748	119,671	925	394	11,961	571	(1,281)	(739)	116,353	119,897
Adjustments to cash basis (3)	(7,673)	(20,304)	(680)	102	(1,404)	(83)	(2,753)	(828)	(12,510)	(21,113)
Net operating income/(loss) - cash basis	$97,075	$99,367	$245	$496	$10,557	$488	$(4,034)	$(1,567)	$103,843	$98,784

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the three months ended March 31, 2014 and 2013, we recorded lease termination revenue of approximately $5.5 million and $24.0 million, respectively. Lease termination revenue for the three months ended March 31, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. Lease termination revenue for the three months ended March 31, 2013 primarily related to the termination of a lease with Elan Corporation at our Science Center at Oyster Point property for which Elan paid us $46.5 million. During the three months ended March 31, 2014, we also recorded $2.7 million of interest income related to our Construction Loan.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$103,843	$98,784	$5,059	5.1%
Adjustments to cash basis	12,510	21,113	(8,603)	(40.7)%
Net operating income	116,353	119,897	(3,544)	(3.0)%
Unallocated expense:
Depreciation and amortization expense	62,409	60,764	1,645	2.7%
General and administrative expense	11,942	10,028	1,914	19.1%
Acquisition-related expenses	1,250	2,236	(986)	(44.1)%
Income from operations	40,752	46,869	(6,117)	(13.1)%
Equity in net loss of unconsolidated partnerships	(138)	(319)	181	(56.7)%
Interest expense, net	(28,010)	(25,902)	(2,108)	8.1%
Other income / (expense)	8,163	(3,190)	11,353	(355.9)%
Net income	$20,767	$17,458	$3,309	19.0%

Net Operating Income. Net operating income decreased $3.5 million to $116.4 million for the three months ended March 31, 2014 compared to $119.9 million for the three months ended March 31, 2013. This decrease was primarily due to the higher lease termination revenue during the three months ended March 31, 2013 compared to the same period in 2014. Excluding the impact of lease terminations, net operating income increased $14.9 million primarily due to the following:

•
The acquisition of properties totaling approximately 2.9 million square feet in 2013 contributed an additional $11.4 million in net operating income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•
Same property net operating income, excluding the impact of lease terminations, increased approximately $3.6 million to $99.2 million for the three months ended March 31, 2014 compared to $95.7 million for the three months ended March 31, 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.6 million to $62.4 million for the three months ended March 31, 2014 compared to $60.8 million for the three months ended March 31, 2013. The increase was primarily due to the acquisition of properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in 2013.
General and Administrative Expenses. General and administrative expenses increased $1.9 million to $11.9 million for the three months ended March 31, 2014 compared to $10.0 million for the three months ended March 31, 2013. The increase was primarily due to higher staffing levels reflecting our merger with Wexford.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $1.3 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013. Acquisition-related expenses for the three months ended March 31, 2014 primarily related to our subsequent acquisition of 300 George Street and 100 College Street in New Haven, Connecticut in April 2014. Acquisition-related expenses for the three months ended March 31, 2013 primarily related to our subsequent merger with Wexford in May 2013.
Interest Expense, Net. Interest cost incurred for the three months ended March 31, 2014 totaled $32.2 million compared to $28.7 million for the three months ended March 31, 2013. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2014 due to the assumption of mortgages in our merger with Wexford and the closing of our Term Loan due 2018. Interest expense, net increased $2.1 million to $28.0 million for the three months ended March 31, 2014 compared to $25.9 million for the three months ended March 31, 2013, primarily as a result of the increase in interest cost incurred, partially offset by a $1.4 million increase in capitalized interest related to increased development in 2014.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Mortgage notes payable	$11,593	$10,004
Amortization of debt premium on mortgage notes payable	(535)	(189)
Amortization of deferred interest costs	1,691	1,718
Derivative instruments	859	560
Unsecured senior term loans	1,995	1,940
Exchangeable senior notes	1,688	1,688
Unsecured senior notes	10,334	10,334
Amortization of debt discount on notes	230	219
Unsecured line of credit	2,076	461
Unsecured line of credit fees	563	656
Amortization of deferred loan fees	1,509	1,351
Amortization - put / call / preferred return	199	—
Interest cost incurred	32,202	28,742
Capitalized interest	(4,192)	(2,840)
Total interest expense, net	$28,010	$25,902

Other Income / (Expense). Other income of $8.2 million for the three months ended March 31, 2014 was primarily due to a $9.3 million gain on sale of our investments in certain publicly-traded companies, partially offset by $1.3 million other-than-temporary impairment relating to our cost basis investments in a privately-held company. Other expense of $3.2 million for the three months ended March 31, 2013 was primarily due to a $2.8 million impairment charge relating to our cost basis investment in, and notes receivable from, a privately-held company that was in liquidation.

Cash Flows
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended December 31, 2013

	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$77,738	$60,293	$17,445
Net cash used in investing activities	(99,048)	(203,132)	104,084
Net cash provided by financing activities	45,841	140,918	(95,077)
Ending cash and cash equivalents balance	59,121	18,552	40,569

Net cash provided by operating activities increased $17.4 million to $77.7 million for the three months ended March 31, 2014 compared to $60.3 million for the three months ended March 31, 2013. The increase was primarily due to cash flow generated by acquisitions and cash rent starts on new leases.

Net cash used in investing activities decreased $104.1 million to $99.0 million for the three months ended March 31, 2014 compared to $203.1 million for the three months ended March 31, 2013. The decrease primarily reflects the acquisitions of Woodside Technology Park and The Campus at Lincoln Centre during three months ended March 31, 2013 compared to no acquisitions completed during the three months ended March 31, 2014, partially offset by capital expenditures on projects under development in the Wexford portfolio, which we acquired in May 2013.

Net cash provided by financing activities decreased $95.1 million to $45.8 million for the three months ended March 31, 2014 compared to $140.9 million for the three months ended March 31, 2013. The decrease primarily resulted from the net impact of the proceeds from issuance of common stock and the redemption of our Series A preferred stock in the three months ended March 31, 2013, partially offset by higher dividend payments in the three months ended March 31, 2014.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three months ended March 31, 2014 and 2013 (in thousands, except per share and share data) were as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income available to the common stockholders	$18,833	$8,388
Adjustments:
Noncontrolling interests in operating partnership (1)	521	154
Depreciation and amortization - unconsolidated partnerships	373	369
Depreciation and amortization - consolidated entities	62,409	60,764
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(441)	(30)
FFO available to common shares and units - basic	81,695	69,645
Interest expense on Exchangeable Senior Notes (2)	1,688	1,688
FFO available to common shares and units - diluted	83,383	71,333
Acquisition-related expenses	1,250	2,236
CFFO available to common shares and units - diluted	$84,633	$73,569
FFO per share - diluted	$0.40	$0.41
CFFO per share - diluted	$0.41	$0.42
Weighted-average common shares and units outstanding - diluted (2) (3)	208,581,807	174,371,376

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The three months ended March 31, 2014 and 2013 include 10,525,410 and 10,259,496 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended March 31, 2014 and 2013 include 1,510,861 and 1,398,203 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of March 31, 2014, the Company owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
Our short-term liquidity requirements consist primarily of funds to pay for future dividends expected to be paid to our Parent Company’s stockholders, operating expenses and other expenditures directly associated with our properties, interest expense and scheduled principal payments on outstanding indebtedness, general and administrative expenses, construction projects, capital expenditures, tenant improvements and leasing commissions. The secured construction loan with a wholly-owned subsidiary of PREI I LLC has a maturity date of August 13, 2014. At maturity, PREI I LLC may refinance the secured construction loan, depending on market conditions and the availability of credit, or it may repay the principal balance through capital contributions of its members.
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of March 31, 2014 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$338,639	$30,006	$166,516	$30,294	$45,663	$84,153	$695,271
Unsecured line of credit	—	—	—	—	226,000	—	226,000
Term Loan due 2017 - U.S. dollar	—	—	—	243,596	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	—	166,470	—	—	166,470
Term Loan due 2018	—	—	—	—	350,000	—	350,000
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	400,000	—	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	338,639	30,006	566,516	440,360	621,663	764,153	2,761,337
Share of unconsolidated indebtedness:
Secured mortgage	1,368	—	—	—	—	—	1,368
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	29,163	—	—	—	—	—	29,163
Total indebtedness	$367,802	$30,006	$566,516	$440,360	$621,663	$764,153	$2,790,500

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.66 to £1.00 at March 31, 2014.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of March 31, 2014.

On April 1, 2014, we repaid in full the mortgage loan secured by our Center for Life Science | Boston property in Boston, Massachusetts prior to its scheduled maturity date. The then-outstanding loan amount of approximately $333.4 million, which bore interest at a fixed rate of 7.75% per annum, was paid off by borrowings under our $900 million unsecured line of credit.

On April 4, 2014, we completed an investment in two properties, 300 George Street and 100 College Street, in New Haven, Connecticut. In connection with that investment, we assumed a $46.3 million mortgage note secured by the 300 George Street property and a construction loan with $21.7 million of outstanding borrowings that were used to partially fund the development of the 100 College Street property. In addition, we expect to incur approximately $102 million of additional construction costs to complete the development of the 100 College Street property.

On April 23, 2014, we issued $400.0 million principal amount of the Notes due 2019, which are governed by a base indenture and supplemental indenture, dated March 30, 2011 and April 23, 2014, respectively, among us, as issuer, our Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

The credit facilities governing our unsecured line of credit, Term Loan due 2017, and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of March 31, 2014.

The terms of the indentures governing the Notes due 2016, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of March 31, 2014.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At March 31, 2014, we had acquired a participating interest in the Construction Loan and entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $364.8 million related to funding the Construction Loan, tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at March 31, 2014 was approximately $6.8 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	March 31, 2014
Debt:
Mortgage notes payable (1)		$695,271	10.2%
Exchangeable senior notes		180,000	2.6%
Unsecured senior notes (1)		900,000	13.2%
Unsecured senior term loans (1)(2)		760,066	11.2%
Unsecured line of credit		226,000	3.3%
Total debt		2,761,337	40.5%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	197,908,439	4,055,144	59.5%
Total equity		4,055,144	59.5%
Total capitalization		$6,816,481	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling, or GBP, equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $166.5 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.66 to £1.00 at March 31, 2014.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $20.49 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At March 31, 2014, 192,502,965 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Our organizational documents do not limit the amount of indebtedness that we may incur, and we may modify our financing strategy from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. In addition, the terms of the indentures governing the Notes due 2016, Notes due 2019, Notes due 2020 and Notes due 2022, and the credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere herein.
We may from time to time seek to repurchase or redeem our outstanding debt or OP units (including in connection with the repurchase or redemption of an equivalent number of shares of common stock by our Parent Company) or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Off-Balance Sheet Arrangements
As of March 31, 2014, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.6 million and $2.7 million at March 31, 2014 and December 31, 2013, respectively. The liabilities were $2.8 million at each of March 31, 2014 and December 31, 2013. Our equity in net loss of BioPark Fremont, LLC was $19,000 for the three months ended March 31, 2014.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.9 million and $13.8 million at March 31, 2014 and December 31, 2013, respectively. The liabilities were $10.7 million at each of March 31, 2014 and December 31, 2013. Our equity in net income of the McKellar Court partnership was $293,000 and $226,000 for the three months ended March 31, 2014 and 2013, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $264.0 million and $255.5 million at March 31, 2014 and December 31, 2013, respectively, and the liabilities were $162.0 million and $150.7 million at March 31, 2014 and December 31,

2013, respectively. Our equity in net loss of the PREI joint ventures was $412,000 and $545,000 for the three months ended March 31, 2014 and 2013, respectively.
We are the primary beneficiary in five other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, and VIEs at nine properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	March 31, 2014	December 31, 2013	Maturity Date
BioPark Fremont	50%	3.7%	1,368	$1,334	May 1, 2014
PREI I LLC (3)	20%	3.2%	27,795	27,795	August 13, 2014
Total			$29,163	$29,129

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of March 31, 2014.

(3)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan. At maturity, PREI I LLC may refinance the secured loan facility, depending on market conditions and the availability of credit, or it may repay the principal balance through capital contributions of its members.

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

While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.00 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the three months ended March 31, 2014:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2012	March 15, 2012	April 16, 2012	0.215	0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
June 30, 2013	June 14, 2013	July 15, 2013	0.235	—
September 30, 2013	September 16, 2013	October 15, 2013	0.235	—
December 31, 2013	December 12, 2013	January 15, 2014	0.250	—
March 31, 2014	March 17, 2014	April 15, 2014	0.250	—
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
Our unsecured line of credit, portions of our Term Loan due 2017 and Term Loan due 2018, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of March 31, 2014, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	March 31, 2014
Fixed interest rate (2)	$1,781,325	64.3%	5.25%
Variable interest rate - hedged (3)	566,470	20.5%	2.47%
Variable interest rate - unhedged (4)	419,596	15.2%	1.56%
Total/weighted-average effective interest rate	$2,767,391	100.0%	4.12%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.66 to £1.00 at March 31, 2014. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.81% for a five-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.39% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 2.20% for a three-year term (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2014, the fair-value of all fixed-rate debt was estimated to be $1.9 billion compared to the net carrying value of $1.8 billion (including debt premiums and discounts). At March 31, 2014, the fair-value of all variable-rate debt was estimated to be $987.9 million compared to the net carrying value of $986.1 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2014 in relation to total assets of $6.1 billion and equity market capitalization of $4.1 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at March 31, 2014, a 1% change in interest rates would change our interest costs by approximately $4.5 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of March 31, 2014, would equal approximately $5.0 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended March 31, 2014 and 2013, total revenues from our foreign subsidiary were $4.8 million and $4.5 million, respectively, which represented 2.8% of our total revenues for each period. Our net investments in properties outside the United States were $190.7 million and $190.2 million at March 31, 2014 and December 31, 2013, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $24.2 million as of March 31, 2014.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors described in the "Risk Factors" section in our annual report on Form 10-K for the year ended December 31, 2013. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended March 31, 2014, our Parent Company issued, net of forfeitures, an aggregate of 377,463 shares of its common stock in connection with restricted stock awards and the vesting of Performance Units under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit or operating partnership unit, as applicable, to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended March 31, 2014, the operating partnership issued an aggregate of 377,463 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement.

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

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	May 1, 2014	Dated:	May 1, 2014