Form 10-Q
period 2014-06-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2014-08-06
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of August 6, 2014 was 195,142,967.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of June 30, 2014, BioMed Realty Trust, Inc. owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Item 4 Mine Safety Disclosures	55

Item 5 Other Information	55

Item 6 Exhibits	55

SIGNATURES	57

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,474,648	$5,217,902
Investments in unconsolidated partnerships	32,440	32,137
Cash and cash equivalents	39,004	34,706
Accounts receivable, net	9,686	8,421
Accrued straight-line rents, net	181,705	173,779
Deferred leasing costs, net	236,848	198,067
Other assets	185,406	307,589
Total assets	$6,159,737	$5,972,601
LIABILITIES AND EQUITY
Mortgage notes payable, net	$456,034	$709,324
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	1,293,246	895,083
Unsecured senior term loans	764,106	758,786
Unsecured line of credit	155,000	128,000
Accounts payable, accrued expenses and other liabilities	358,958	314,383
Total liabilities	3,207,344	2,985,576
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 192,525,766 shares and 192,115,002 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,925	1,921
Additional paid-in capital	3,557,886	3,554,558
Accumulated other comprehensive loss, net	(24,088)	(32,923)
Dividends in excess of earnings	(642,360)	(583,569)
Total stockholders’ equity	2,893,363	2,939,987
Noncontrolling interests	59,030	47,038
Total equity	2,952,393	2,987,025
Total liabilities and equity	$6,159,737	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental	$120,924	$108,092	$240,950	$211,048
Tenant recoveries	40,280	32,494	79,015	65,131
Other revenue	9,957	19,053	20,072	43,911
Total revenues	171,161	159,639	340,037	320,090
Expenses:
Rental operations	53,636	41,941	106,159	82,494
Depreciation and amortization	62,736	63,557	125,145	124,320
General and administrative	12,443	10,396	24,385	20,424
Acquisition-related expenses	1,134	2,120	2,384	4,357
Total expenses	129,949	118,014	258,073	231,595
Income from operations	41,212	41,625	81,964	88,495
Equity in net loss of unconsolidated partnerships	(10)	(267)	(148)	(585)
Interest expense, net	(23,131)	(26,119)	(51,141)	(52,021)
Other income / (expense)	1,027	(202)	9,190	(3,392)
Net income	19,098	15,037	39,865	32,497
Net income attributable to noncontrolling interests	(462)	(234)	(2,396)	(379)
Net income attributable to the Company	18,636	14,803	37,469	32,118
Preferred stock dividends	—	—	—	(2,393)
Cost on redemption of preferred stock	—	—	—	(6,531)
Net income available to common stockholders	$18,636	$14,803	$37,469	$23,194
Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.10	$0.08	$0.19	$0.13
Weighted-average common shares outstanding:
Basic	191,003,248	186,735,157	190,954,827	173,288,517
Diluted	196,800,354	190,151,166	196,673,649	176,508,215

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$19,098	$15,037	$39,865	$32,497
Other comprehensive income / (loss):
Foreign currency translation adjustments	750	64	988	(2,118)
Unrealized (loss) / gain from derivative instruments, net	(328)	5,313	(918)	5,176
Amortization of deferred interest costs	1,684	1,711	3,375	3,429
Reclassification on sale of equity securities	—	—	(9,322)	—
Unrealized (loss) / gain on equity securities	(7,884)	6,323	16,750	6,155
Total other comprehensive (loss) / income	(5,778)	13,411	10,873	12,642
Comprehensive income	13,320	28,448	50,738	45,139
Comprehensive loss / (income) attributable to noncontrolling interests	1,201	(1,258)	(4,434)	(1,390)
Comprehensive income attributable to the Company	$14,521	$27,190	$46,304	$43,749

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2013	192,115,002	$1,921	$3,554,558	$(32,923)	$(583,569)	$2,939,987	$47,038	$2,987,025
Offering costs from sale of common stock	—	—	(49)	—	—	(49)	—	(49)
Net issuances of unvested restricted common stock	400,264	4	(3,786)	—	—	(3,782)	—	(3,782)
Conversion of OP units to common stock	10,500	—	(51)	—	—	(51)	51	—
Vesting of share-based awards	—	—	7,479	—	—	7,479	—	7,479
Reallocation of noncontrolling interests to equity	—	—	(265)	—	—	(265)	265	—
Common stock dividends	—	—	—	—	(96,260)	(96,260)	—	(96,260)
OP unit distributions	—	—	—	—	—	—	(2,702)	(2,702)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	9,944	9,944
Net income	—	—	—	—	37,469	37,469	2,396	39,865
Foreign currency translation adjustments	—	—	—	962	—	962	26	988
Reclassification on sale of equity securities	—	—	—	(7,784)	—	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	13,265	—	13,265	3,485	16,750
Amortization of deferred interest costs	—	—	—	3,285	—	3,285	90	3,375
Unrealized loss on derivative instruments, net	—	—	—	(893)	—	(893)	(25)	(918)
Balance at June 30, 2014	192,525,766	$1,925	$3,557,886	$(24,088)	$(642,360)	$2,893,363	$59,030	$2,952,393

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities:
Net income	$39,865	$32,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,145	124,320
Allowance for doubtful accounts	532	708
Non-cash revenue adjustments	564	9,313
Other adjustments	5,376	9,864
Compensation expense related to restricted common stock and LTIP units	7,479	6,079
Distributions representing a return on capital from unconsolidated partnerships	264	119
Changes in operating assets and liabilities:
Accounts receivable	(1,458)	(1,438)
Accrued straight-line rents	(8,267)	(11,458)
Deferred leasing costs	(6,551)	(12,321)
Other assets	(17,085)	1,047
Accounts payable, accrued expenses and other liabilities	4,507	(14,155)
Net cash provided by operating activities	150,371	144,575
Investing activities:
Purchases of investments in real estate and related intangible assets	(135,036)	(471,910)
Capital expenditures	(179,689)	(75,936)
Contributions from historic tax credit transactions, net	22,557	8,620
Contributions from new market tax credit transactions, net	—	4,078
Draws on construction loan receivable	(39,769)	(70,947)
Repayment of construction loan receivable	184,239	—
Contributions to unconsolidated partnerships, net	(1,257)	(999)
Purchases of debt and equity securities	(9,221)	(7,309)
Proceeds from the sale of debt and equity securities	13,952	73
Net cash used in investing activities	(144,224)	(614,330)
Financing activities:
Net proceeds from common stock offering	—	668,552
Payment of offering costs	—	(27,316)
Redemption of Series A preferred stock	—	(198,000)
Payment of deferred loan costs	(3,086)	(486)
Unsecured line of credit proceeds	658,000	541,000
Unsecured line of credit payments	(631,000)	(419,000)
Mortgage notes proceeds	14,043	—
Principal payments on mortgage notes payable	(338,104)	(4,305)
Proceeds from unsecured senior notes	397,632	—
Distributions to operating partnership unit and LTIP unit holders	(2,761)	(1,375)
Dividends paid to common stockholders	(96,157)	(75,995)
Dividends paid to preferred stockholders	—	(6,043)

	Six Months Ended
	June 30,
	2014	2013

Net cash (used in) / provided by financing activities	(1,433)	477,032
Effect of exchange rate changes on cash and cash equivalents	(416)	413
Net increase in cash and cash equivalents	4,298	7,690
Cash and cash equivalents at beginning of period	34,706	19,976
Cash and cash equivalents at end of period	$39,004	$27,666
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $9,614 and $6,015, respectively)	$45,414	$45,243
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$48,132	$45,108
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,351	1,273
Accrued additions to real estate and related intangible assets	100,424	44,693
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114
Mortgage notes assumed (includes premiums of $3,966 and $8,671 during the six months ended June 30, 2014 and 2013, respectively)	71,937	254,735
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,474,648	$5,217,902
Investments in unconsolidated partnerships	32,440	32,137
Cash and cash equivalents	39,004	34,706
Accounts receivable, net	9,686	8,421
Accrued straight-line rents, net	181,705	173,779
Deferred leasing costs, net	236,848	198,067
Other assets	185,406	307,589
Total assets	$6,159,737	$5,972,601
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$456,034	$709,324
Exchangeable senior notes	180,000	180,000
Unsecured senior notes, net	1,293,246	895,083
Unsecured senior term loans	764,106	758,786
Unsecured line of credit	155,000	128,000
Accounts payable, accrued expenses and other liabilities	358,958	314,383
Total liabilities	3,207,344	2,985,576
Capital:
Partners’ capital:
Limited partners' capital, 5,405,474 and 5,415,974 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	44,600	45,708
General partner's capital, 192,525,766 and 192,115,002 units issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,914,948	2,970,650
Accumulated other comprehensive loss	(21,585)	(30,663)
Total partners’ capital	2,937,963	2,985,695
Noncontrolling interests	14,430	1,330
Total capital	2,952,393	2,987,025
Total liabilities and capital	$6,159,737	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Rental	$120,924	$108,092	$240,950	$211,048
Tenant recoveries	40,280	32,494	79,015	65,131
Other revenue	9,957	19,053	20,072	43,911
Total revenues	171,161	159,639	340,037	320,090
Expenses:
Rental operations	53,636	41,941	106,159	82,494
Depreciation and amortization	62,736	63,557	125,145	124,320
General and administrative	12,443	10,396	24,385	20,424
Acquisition-related expenses	1,134	2,120	2,384	4,357
Total expenses	129,949	118,014	258,073	231,595
Income from operations	41,212	41,625	81,964	88,495
Equity in net loss of unconsolidated partnerships	(10)	(267)	(148)	(585)
Interest expense, net	(23,131)	(26,119)	(51,141)	(52,021)
Other income / (expense)	1,027	(202)	9,190	(3,392)
Net income	19,098	15,037	39,865	32,497
Net loss / (income) attributable to noncontrolling interests	52	29	(1,361)	37
Net income attributable to the Operating Partnership	19,150	15,066	38,504	32,534
Preferred unit distributions	—	—	—	(2,393)
Cost on redemption of preferred units	—	—	—	(6,531)
Net income available to unitholders	$19,150	$15,066	$38,504	$23,610
Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.10	$0.08	$0.19	$0.13
Weighted-average units outstanding:
Basic	196,408,722	190,102,488	196,362,737	176,433,680
Diluted	196,800,354	190,151,166	196,673,649	176,506,777

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$19,098	$15,037	$39,865	$32,497
Other comprehensive income / (loss):
Foreign currency translation adjustments	750	64	988	(2,118)
Unrealized (loss) / income from derivative instruments, net	(328)	5,313	(918)	5,176
Amortization of deferred interest costs	1,684	1,711	3,375	3,429
Reclassification on sale of equity securities	—	—	(9,322)	—
Unrealized (loss) / gain on equity securities	(7,884)	6,323	16,750	6,155
Total other comprehensive (loss) / income	(5,778)	13,411	10,873	12,642
Comprehensive income	13,320	28,448	50,738	45,139
Comprehensive loss / (income) attributable to noncontrolling interests	1,601	29	(3,156)	37
Comprehensive income attributable to the Operating Partnership	$14,921	$28,477	$47,582	$45,176

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2013	5,415,974	$45,708	192,115,002	$2,970,650	$(30,663)	$2,985,695	$1,330	$2,987,025
Offering costs from issuance of OP units	—	—	—	(49)	—	(49)	—	(49)
Net issuances of unvested restricted OP units	—	—	400,264	(3,782)	—	(3,782)	—	(3,782)
Conversion of OP units	(10,500)	51	10,500	(51)	—	—	—	—
Vesting of share-based awards	—	—	—	7,479	—	7,479	—	7,479
Reallocation of capital to limited partners	—	508	—	(508)	—	—	—	—
Distributions	—	(2,702)	—	(96,260)	—	(98,962)	—	(98,962)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	9,944	9,944
Net income	—	1,035	—	37,469	—	38,504	1,361	39,865
Foreign currency translation adjustments	—	—	—	—	988	988	—	988
Reclassification on sale of equity securities	—	—	—	—	(7,784)	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	—	13,417	13,417	3,333	16,750
Amortization of deferred interest costs	—	—	—	—	3,375	3,375	—	3,375
Unrealized loss on derivative instruments, net	—	—	—	—	(918)	(918)	—	(918)
Balance at June 30, 2014	5,405,474	$44,600	192,525,766	$2,914,948	$(21,585)	$2,937,963	$14,430	$2,952,393

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Operating activities:
Net income	$39,865	$32,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,145	124,320
Allowance for doubtful accounts	532	708
Non-cash revenue adjustments	564	9,313
Other adjustments	5,376	9,864
Compensation expense related to share-based payments	7,479	6,079
Distributions representing a return on capital from unconsolidated partnerships	264	119
Changes in operating assets and liabilities:
Accounts receivable	(1,458)	(1,438)
Accrued straight-line rents	(8,267)	(11,458)
Deferred leasing costs	(6,551)	(12,321)
Other assets	(17,085)	1,047
Accounts payable, accrued expenses and other liabilities	4,507	(14,155)
Net cash provided by operating activities	150,371	144,575
Investing activities:
Purchases of investments in real estate and related intangible assets	(135,036)	(471,910)
Capital expenditures	(179,689)	(75,936)
Contributions from historic tax credit transactions, net	22,557	8,620
Contributions from new market tax credit transactions, net	—	4,078
Draws on construction loan receivable	(39,769)	(70,947)
Repayment of construction loan receivable	184,239	—
Contributions to unconsolidated partnerships, net	(1,257)	(999)
Purchases of debt and equity securities	(9,221)	(7,309)
Proceeds from the sale of debt and equity securities	13,952	73
Net cash used in investing activities	(144,224)	(614,330)
Financing activities:
Net proceeds from issuance of OP units	—	641,236
Redemption of Series A preferred units	—	(198,000)
Payment of deferred loan costs	(3,086)	(486)
Unsecured line of credit proceeds	658,000	541,000
Unsecured line of credit payments	(631,000)	(419,000)
Mortgage notes proceeds	14,043	—
Principal payments on mortgage notes payable	(338,104)	(4,305)
Proceeds from unsecured senior notes	397,632	—
Distributions paid to unitholders	(98,918)	(77,370)
Distributions paid to preferred unitholders	—	(6,043)

	Six Months Ended
	June 30,
	2014	2013

Net cash (used in) / provided by financing activities	(1,433)	477,032
Effect of exchange rate changes on cash and cash equivalents	(416)	413
Net increase in cash and cash equivalents	4,298	7,690
Cash and cash equivalents at beginning of period	34,706	19,976
Cash and cash equivalents at end of period	$39,004	$27,666
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $9,614 and $6,015, respectively)	$45,414	$45,243
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$49,483	$46,381
Accrued additions to real estate and related intangible assets	100,424	44,693
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114
Mortgage notes assumed (includes premiums of $3,966 and $8,671 during the six months ended June 30, 2014 and 2013, respectively)	71,937	254,735
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned a 97.3% interest in the Operating Partnership. The remaining 2.7% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended June 30, 2014 and 2013, total revenues from properties outside the United States were $4.9 million and $4.5 million, respectively, which represented 2.9% and 2.8% of the Company's total revenues during the respective periods. For the six months ended June 30, 2014 and 2013, total revenues from properties outside the United States were $9.7 million and $9.0 million, respectively, which represented 2.8% of the Company's total revenues during each period. The Company’s net investments in properties outside the United States were $193.7 million and $190.2 million at June 30, 2014 and December 31, 2013, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs (excluding certain VIEs associated with tax credits discussed below), consisting of properties in which a tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of these VIEs at June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Investment in real estate, net	$442,050	$336,832
Total assets	501,774	375,443
Total debt	191,872	143,067
Total liabilities	208,347	154,953

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive the benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Wexford. At June 30, 2014, Wexford owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of income. At June 30, 2014, approximately $4.3 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, to reduce the carrying value of the subject property, net of allocated expenses. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above. During the six months ended June 30, 2014, $22.6 million of tax credits, net of costs and estimated put payments, were contributed by TCIs and recorded as other liabilities in the consolidated balance sheets and $25.8 million in tax credits were delivered to the TCIs and reclassified as a reduction of the carrying value of the subject property.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Investment in real estate, net	$190,567	$177,901
Total assets	206,557	198,968
Total liabilities	68,310	60,197

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$706,887	$713,955
Land under development	155,206	119,325
Buildings and improvements	4,957,038	4,854,175
Construction in progress	542,970	316,025
	6,362,101	6,003,480
Accumulated depreciation	(887,453)	(785,578)
	$5,474,648	$5,217,902

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and for the three and six months ended June 30, 2014, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of June 30, 2014. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at June 30, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	June 30, 2014	Amortization	Net
Acquired in-place leases	$417,593	$(252,549)	$165,044
Acquired management agreements	25,801	(20,891)	4,910
Deferred leasing and other direct costs	101,377	(34,483)	66,894
	$544,771	$(307,923)	$236,848

Deferred leasing costs, net at December 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2013	Amortization	Net
Acquired in-place leases	$365,753	$(233,935)	$131,818
Acquired management agreements	25,801	(20,053)	5,748
Deferred leasing and other direct costs	91,142	(30,641)	60,501
	$482,696	$(284,629)	$198,067

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Available-for-sale securities, historical cost	$7,141	$8,543
Unrealized gain, net	18,204	11,023
Available-for-sale securities, fair-value (1)	25,345	19,566
Privately-held securities, cost basis	23,356	18,485
Total equity securities	$48,701	$38,051

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company's equity investments in publicly-traded companies are based upon the closing trading price of the equity security as of the balance sheet date. At June 30, 2014, none of these investments have fair-values less than the Company’s cost basis, net of previous other -than-temporary impairment. However, management will continue to periodically evaluate whether for any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the six months ended June 30, 2014, the Company recorded a $1.3 million impairment charge, which is included in other expense in the consolidated statements of income. The impairment charge related to the Company’s investment in a privately-held company. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the six months ended June 30, 2014 on the Company’s remaining cost basis investments.

Construction Loan Receivable

The Company had a $255.0 million interest in a $355.0 million construction loan secured by first priority mortgages on a 1.1 million square foot laboratory, office and retail development project located in Boston, Massachusetts, which is 95% leased to Vertex Pharmaceuticals Incorporated to serve as its new corporate headquarters (the "Construction Loan"). As of December 31, 2013, the Company had invested approximately $151.8 million in the Construction Loan, which is included in other assets on the Company's consolidated balance sheets. In May 2014, the borrower repaid the then outstanding principal and accrued interest balance prior to maturity, of which the Company's portion was approximately $191.2 million. The Company also received prepayment fees of approximately $8.1 million, resulting in other revenue of $7.5 million, net of deferred loan fees write-offs.

Lease Termination

During the six months ended June 30, 2014 and 2013, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $6.5 million and $41.3 million, respectively. Lease termination revenue for the six months ended June 30, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property. Lease termination revenue for the six months ended June 30, 2013 primarily related to the termination of a lease with Elan Corporation at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million. The impact of the Elan lease termination was recognized through the date of the termination of the lease in April 2013.

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

3. Equity of the Parent Company

During the six months ended June 30, 2014, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 559,737 and 22,555 shares of common stock, respectively (190,062 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 4,947 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2014, of the 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, 20,224 Performance Units vested (resulting in the issuance of 20,224 shares of the Parent Company’s common stock, 7,243 shares of which were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of the Performance Units) and the remaining 116,072 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ended December 31, 2013. During the six months ended June 30, 2014, the Parent Company awarded 494,410 Performance Units which represent the maximum number of Performance Units that may vest and which vest over a three-year Performance Period. The grant date fair-value of these awards of approximately $3.8 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the six months ended June 30, 2014 to be expensed in future periods over a weighted-average term of approximately 2.5 years was $3.2 million as of June 30, 2014. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of June 30, 2014, the Company had outstanding 192,525,766 shares of the Parent Company’s common stock and 5,083,400 and 322,074 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the six months ended June 30, 2014:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 17, 2014	Common stock and OP units	$0.250	January 1, 2014 to March 31, 2014	April 15, 2014	$49,479
June 16, 2014	Common stock and OP units	$0.250	April 1, 2014 to June 30, 2014	July 15, 2014	$49,483

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Parent Company for the six months ended June 30, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$3,905	$8,938	$(45,766)	$(32,923)
Other comprehensive income / (loss) before reclassifications	988	16,750	(2,700)	15,038
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	5,157	(4,165)
Net other comprehensive income	$988	$7,428	$2,457	$10,873
Net other comprehensive income allocable to noncontrolling interests	(26)	(1,947)	(65)	(2,038)
Balance as of June 30, 2014	$4,867	$14,419	$(43,374)	$(24,088)

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at June 30, 2014, was approximately $118.8 million based on the average closing price of the Parent Company’s common stock of $21.98 per share for the ten consecutive trading days immediately preceding June 30, 2014.

The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2014		December 31, 2013
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	191,029,546	97.3%	190,676,428	97.3%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,645,888	1.4%	2,656,388	1.4%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	2,627,145	1.3%
Total	196,302,579	100.0%	195,959,961	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of June 30, 2014, the Operating Partnership had outstanding 197,609,166 operating partnership units and 322,074 LTIP units. The Parent Company owned 97.3% of the partnership interests in the Operating Partnership at June 30, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at June 30, 2014, was approximately $118.8 million based on the average closing price of the Parent Company’s common stock of $21.98 per share for the ten consecutive trading days immediately preceding June 30, 2014.

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Operating Partnership for the six months ended June 30, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$4,006	$9,186	$(43,855)	$(30,663)
Other comprehensive income / (loss) before reclassifications	988	16,750	$(2,700)	15,038
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	$5,157	(4,165)
Net other comprehensive income	$988	$7,428	$2,457	$10,873
Net other comprehensive income allocable to noncontrolling interest	—	(1,795)	—	(1,795)
Balance as of June 30, 2014	$4,994	$14,819	$(41,398)	$(21,585)

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information on derivative instruments.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes due 2030 (the “Exchangeable Senior Notes”), Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2019 (the "Notes due 2019"), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			June 30, 2014	December 31, 2013	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,559	$10,631	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	13,002	13,091	July 1, 2017
Center for Life Science | Boston (1)	7.75%	7.75%	—	334,447	June 30, 2014
100 College Street (2)	2.40%	2.40%	35,885	—	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
300 George Street (2)	6.20%	4.91%	45,905	—	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	13,203	13,449	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	56,755	57,927	December 1, 2018
Shady Grove Road	5.97%	5.97%	142,101	143,067	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	16,416	16,752	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	62,432	62,946	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,699	4,738	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			441,957	698,048
Unamortized premiums			14,077	11,276
Mortgage notes payable, net			456,034	709,324
Exchangeable Senior Notes	3.75%	3.75%	180,000	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	—	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	900,000
Unamortized discounts			(6,754)	(4,917)
Unsecured senior notes, net			1,293,246	895,083
Term Loan due 2017 - U.S. dollar (3)	1.55%	2.38%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (3)	1.89%	2.14%	170,510	165,190	March 30, 2017
Term Loan due 2018	1.35%	1.67%	350,000	350,000	March 24, 2018
Unsecured senior term loans			764,106	758,786
Unsecured line of credit (4)	1.25%	1.25%	155,000	128,000	March 24, 2018
Total consolidated debt			$2,848,386	$2,671,193

(1)	On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company’s Center for Life Science | Boston property prior to its scheduled maturity date.

(2)	Mortgage notes payable assumed on April 4, 2014 in connection with the acquisition of the related properties.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.71 to £1.00 and $1.65 to £1.00 at June 30, 2014 and December 31, 2013, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(4)	At June 30, 2014, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $745.0 million.

Exchangeable Senior Notes

The exchange rate for the Exchangeable Senior Notes may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through the second quarter of 2014 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 58.7674 shares per $1,000 principal amount of Exchangeable Senior Notes (effective conversion value of $17.02 per share), as of June 26, 2014, the Company’s ex-dividend date. In July 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, the Parent Company issued 2,613,503 shares of common stock in exchange for approximately $44.5 million in aggregate principal amount of the Exchangeable Senior Notes.

Notes due 2019

On April 23, 2014, the Operating Partnership issued $400.0 million aggregate principal amount of its Notes due 2019. The Notes due 2019 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2019 are effectively subordinated to the Operating Partnership's existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership's subsidiaries. The Notes due 2019 bear interest at 2.625% per annum, priced at 99.408% of the principal amount to yield 2.752% to maturity. Interest is payable on May 1 and November 1 of each year beginning November 1, 2014 until the maturity date of May 1, 2019. The Operating Partnership’s obligations under the Notes due 2019 are fully and unconditionally guaranteed by the Parent Company.

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

Maturities of Long-Term Debt

As of June 30, 2014, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2014	$4,245
2015	31,784
2016	604,293
2017	446,412
2018	552,804
Thereafter (1)	1,201,525
$2,841,063

(1)	Includes $180.0 million in principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through June 30, 2014 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and six months ended June 30, 2014 and 2013 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and six months ended June 30, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2014 and 2013 were the end dates of the respective Performance Units' Performance Periods. For the three and six months ended June 30, 2014 and 2013, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, 10,578,132 and 10,259,496 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and six months ended June 30, 2014 and 2013, respectively. No other shares were considered anti-dilutive for the three and six months ended June 30, 2014 or 2013.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$19,098	$15,037	$39,865	$32,497
Net income attributable to noncontrolling interests	(462)	(234)	(2,396)	(379)
Preferred stock dividends	—	—	—	(2,393)
Cost on redemption of preferred stock	—	—	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(377)	(313)	(755)	(657)
Net income available to common stockholders - basic	$18,259	$14,490	$36,714	$22,537

Diluted earnings per share:
Net income available to common stockholders - basic	18,259	14,490	36,714	22,537
Net income attributable to noncontrolling interests in Operating Partnership	514	263	1,035	416
Net income available to common stockholders - diluted	$18,773	$14,753	$37,749	$22,953

Weighted-average common shares outstanding:
Basic	191,003,248	186,735,157	190,954,827	173,288,517
Incremental shares from:
Performance units	391,632	48,678	310,912	73,097
Operating partnership and LTIP units	5,405,474	3,367,331	5,407,910	3,146,601
Diluted	196,800,354	190,151,166	196,673,649	176,508,215

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.10	$0.08	$0.19	$0.13

7. Earnings Per Unit of the Operating Partnership

Through June 30, 2014, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and six months ended June 30, 2014 and 2013, has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and six months ended June 30, 2014 and 2013, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unitholders. For the three and six months ended June 30, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that June 30, 2014 and 2013 were the end dates of the respective Performance Units’ Performance Periods. In addition, 10,578,132 and 10,259,496 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and six months ended June 30, 2014 and 2013, respectively. No other units were considered anti-dilutive for the three and six months ended June 30, 2014 or 2013.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic and diluted earnings per unit:
Net income	$19,098	$15,037	$39,865	$32,497
Loss / (income) attributable to noncontrolling interests	52	29	(1,361)	37
Preferred unit distributions	—	—	—	(2,393)
Cost on redemption of preferred units	—	—	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(377)	(317)	(755)	(661)
Net income available to unitholders - basic and diluted	$18,773	$14,749	$37,749	$22,949

Weighted-average units outstanding:
Basic	196,408,722	190,102,488	196,362,737	176,433,680
Incremental units from:
Performance units	391,632	48,678	310,912	73,097
Diluted	196,800,354	190,151,166	196,673,649	176,506,777

Basic and diluted earnings per unit:
Net income per unit available to unitholders - basic and diluted	$0.10	$0.08	$0.19	$0.13

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2014 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At June 30, 2014, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 3.16% (including the applicable credit spread) and a maturity date of August 13, 2014. In July 2014, the wholly-owned subsidiary of PREI I LLC entered into an agreement with the lenders of its secured construction loan facility to extend the maturity date to August 13, 2015 and reduce the applicable credit spread, with an option to extend the maturity date to August 13, 2016 at its discretion, after satisfying certain conditions and paying an extension fee.

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.9 million at June 30, 2014. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30, 2014	December 31, 2013
Assets:
Investments in real estate, net	$277,822	$262,753
Cash and cash equivalents (including restricted cash)	3,796	3,855
Other assets	2,782	5,301
Total assets	$284,400	$271,909
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$152,015	$151,968
Other liabilities	22,333	12,102
Members’ equity	110,052	107,839
Total liabilities and members' equity	$284,400	$271,909
Company’s net investment in unconsolidated partnerships	$32,440	$32,137

The selected data and condensed results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$5,154	$2,879	$9,213	$5,708
Total expenses	(5,856)	(5,236)	(11,988)	(10,685)
Net loss	$(702)	$(2,357)	$(2,775)	$(4,977)

Company’s equity in net loss of unconsolidated partnerships	$(10)	$(267)	$(148)	$(585)

Fees earned by the Company (1)	$255	$23	$538	$45

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

As of June 30, 2014, the Company had deferred interest costs of approximately $32.0 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately five years.

The following is a summary of the terms of the interest rate swaps, other derivatives and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				June 30, 2014	December 31, 2013
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(2,259)	$(1,876)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(650)	(288)
Interest rate swaps(2)	85,255	0.7310%	August 2, 2012	March 30, 2017	1,543	1,545
Interest rate swaps(2)	85,255	0.7425%	August 2, 2012	March 30, 2017	1,566	1,519
Total interest rate swaps	$570,510				200	900
Other derivatives					308	416
Total					$508	$1,316

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

(2)	Translations to U.S. dollars are based on exchange rates of $1.71 to £1.00 and $1.65 to £1.00 at June 30, 2014 and December 31, 2013, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three and six months ended June 30, 2014 and 2013.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(1,251)	$4,721	$(2,700)	$4,024

Amount of loss reclassified from accumulated other comprehensive loss to earnings(effective portion):
Cash flow hedges
Interest rate swaps (1)	$923	$593	$1,782	$1,152
Forward starting swaps (2)	1,684	1,711	3,375	3,429
Total interest rate swaps	$2,607	$2,304	$5,157	$4,581

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

During the next twelve months, the Company estimates that an additional $9.7 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

During the three and six months ended June 30, 2014, the Company recorded total unrealized loss on derivative instruments of $270,000 and $108,000, respectively, related to changes in the fair-value of other derivative instruments, included in other income, net in the consolidated statements of income.

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair-value due to the short-term nature of these instruments.

The Company utilizes quoted market prices to estimate the fair-value of its fixed-rate and variable-rate debt, when available. If quoted market prices are not available, the Company calculates the fair-value of its fixed-rate mortgage notes payable and other fixed-rate debt based on a currently available market rate assuming the loans are outstanding through maturity and considering the collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. The carrying values of interest rate swaps are reflected at their fair-values.

At June 30, 2014 and December 31, 2013, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	June 30, 2014		December 31, 2013
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$463,658	$456,034	$730,394	$709,324
Exchangeable Senior Notes	232,200	180,000	202,626	180,000
Notes due 2016, net	418,312	399,041	417,040	398,787
Notes due 2019, net	401,800	397,698	—	—
Notes due 2020, net	286,973	248,327	275,600	248,210
Notes due 2022, net	257,110	248,180	240,400	248,086
Term Loan due 2017 - U.S. dollar	242,942	243,596	244,751	243,596
Term Loan due 2017 - GBP (2)	170,054	170,510	165,969	165,190
Term Loan due 2018	346,184	350,000	350,000	350,000
Unsecured line of credit	153,869	155,000	128,000	128,000
Derivative instruments (3)	(508)	(508)	(1,316)	(1,316)
Available-for-sale securities	25,345	25,345	19,566	19,566

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.71 to £1.00 and $1.65 to £1.00 at June 30, 2014 and December 31, 2013, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

Note 11. Acquisitions

The Company acquired the following properties during the six months ended June 30, 2014. The table below reflects the preliminary purchase price allocation for these acquisitions (in thousands). The Company expects the purchase price allocations to be finalized within one year of the acquisition date.

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	Below Market Lease	Below Market Ground Lease	In-Place Lease	Debt Premium	Acquisition Date Fair- Value
100 College Street (1)	April 4, 2014	$58,897	$—	$—	$—	$33,239	$—	$92,136
300 George Street (2)	April 4, 2014	107,021	63	(3,926)	—	17,808	(3,966)	117,000
430 Cambridge Science Center (3)	May 15, 2014	—	—	—	3,836	—	—	3,836
Total		$165,918	$63	$(3,926)	$3,836	$51,047	$(3,966)	$212,972
Weighted average intangible amortization life (in months)			21	143	1500	159	135

(1) The property is currently under construction in New Haven, Connecticut and is expected to be a 510,419 square foot laboratory and office building. The total project investment is expected to be approximately $191.0 million, comprised of (1) approximately $89.0 million in cash, assumption of mortgage notes payable and a noncontrolling interest of Winstanley Enterprises LLC and affiliates, which will also continue to provide construction and property management services for the property, and (2) approximately $102.0 million of remaining construction costs. As of April 4, 2014, Winstanley Enterprises LLC and affiliates retained an approximate 25% noncontrolling interest. On June 3, 2014, Winstanley Enterprises LLC's and its affiliates' noncontrolling interest was reduced to approximately 7% as a result of additional investments by the Company. Upon completion of construction and repayment of the related construction loan, the Company expects Winstanley Enterprises LLC’s and its affiliates' noncontrolling interest in the property to be reduced to approximately 2.5%.

(2) The property is a 518,940 square foot laboratory and office building in New Haven, Connecticut. The total consideration also included the assumption of $46.3 million of mortgage notes payable and a 7% noncontrolling interest of Winstanley Enterprises LLC, which will also continue to provide property management services for the property.

(3) The property is currently under construction in Cambridge, United Kingdom and is expected to be a 42,410 square foot laboratory and office building. The total project investment is expected to be approximately $24.4 million.

Revenues of approximately $4.5 million and net loss of approximately $278,000 associated with properties acquired in 2014 listed above are included in the consolidated statements of income for both the three and six months ended June 30, 2014 for both the Parent Company and the Operating Partnership.

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
At June 30, 2014, we owned or had interests in a portfolio of properties with an aggregate of approximately 17.2 million rentable square feet.
The following reflects the classification of our properties between operating portfolio, development properties (existing properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at June 30, 2014:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Operating portfolio	5,661,527	173	15,404,304	92.0%
Development	290,897	7	1,368,703	81.7%
Redevelopment	11,848	1	41,257	86.5%
Unconsolidated partnership portfolio	32,440	3	355,080	77.3%
Pre-development	115,679	—	1,099,000	—
Development potential	282,150	—	6,383,000	—
Total portfolio	$6,394,541	184	24,651,344

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2014, our total operating portfolio was 92.0% leased on a weighted-

average basis to 320 tenants. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants.
Our leasing strategy for 2014 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of June 30, 2014, leases representing 2.5% and 3.9% of our leased square feet were scheduled to expire during 2014 and 2015, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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

Results of Operations
Leasing Activity

During the six months ended June 30, 2014, we executed 122 leasing transactions representing 1,292,668 square feet, including 96 new leases totaling 800,484 square feet and 26 renewals and extensions totaling 492,184 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the six months ended June 30, 2014:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2013	14,320,202
Acquisitions	1,060,442	$23.04	$23.24
Expirations	(1,019,867)	23.25	22.85
Terminations	(225,991)	38.64	37.52
Forward-leased delivery (3)	125,932	32.77	35.69
Renewals and extensions	492,184	23.50	24.68
New leases - first generation (4)	327,343	21.01	22.94
New leases - second generation (5)	161,611	26.37	27.35
New leases - pre-leased (6)	55,084	31.27	34.91
Leased square feet as of June 30, 2014	15,296,940

Forward-leased square feet as of December 31, 2013 (3)	102,547
Forward-leased new leases - second generation (3) (5)	256,446	$30.28	$33.20
Forward-leased delivery (3)	(125,932)	32.77	35.69
Forward-leased square feet as of June 30, 2014 (3)	233,061

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

(3)	Leases on space which is currently occupied and which are expected to commence upon vacancy of the existing tenants.

(4)
Leases on space which, in management’s evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for development, redevelopment or repositioning a property.

(5)	Leases which are not considered by management to be first generation leases.

(6)	Leases on space which, prior to the execution, was classified as Pre-Development of Development Potential and is expected to enter our operating portfolio at a future date.

The following table summarizes our leasing activity and associated leasing costs for the six months ended June 30, 2014:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals and extensions (2)	26	492,184	$7.40	$2.74	$0.24
New leases - first generation	29	327,343	58.20	8.21	6.57
New leases - second generation	64	418,057	64.85	8.05	8.66
New leases - pre-leased	3	55,084	67.75	18.29	9.99
Total / weighted-average	122	1,292,668	$41.42	$6.51	$4.98

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)	Renewals and extensions were leased at a weighted-average current annualized base rent of $24.68 per square foot, representing an increase of 6.5% over the previously expiring rents on a GAAP basis.
Development/Redevelopment Activity

The following table summarizes our consolidated properties under development or redevelopment at June 30, 2014 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Pre-Leased	to Date (1)	Investment (2)	Date (3)
Development
100 College Street	510,419	99.1%	$75,500	$191,000	Q1 2016
Landmark at Eastview III	297,000	100.0%	52,200	162,700	Q4 2015
3737 Market Street	334,305	80.8%	71,600	100,000	Q3 2014
500 Fairview Avenue	121,569	20.5%	3,800	73,000	Q1 2016
430 Cambridge Science Park	42,410	100.0%	3,900	24,400	Q3 2015
450 Kendall Street (Kendall G)	63,000	—	20,400	44,100	Q2 2015
Total / weighted-average	1,368,703	83.3%	$227,400	$595,200

Redevelopment
60 Hampshire Street	41,257	86.5%	$7,000	$15,900	Q4 2014
Total / weighted-average	41,257	86.5%	$7,000	$15,900

Total			$234,400

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but excludes any amounts accrued, and payroll, interest, ground rent, or operating expenses capitalized, through June 30, 2014.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2014	2013	Change	Change
Development / Pre-development (1)	$95,524	$8,244	$87,280	1,058.7%
Redevelopment	4,534	1,889	2,645	140.0%
Tenant improvements - first generation	17,789	20,379	(2,590)	(12.7)%
Recurring capital expenditures and second generation tenant improvements (2)	29,284	22,394	6,890	30.8%
Other capital	10,001	23,030	(13,029)	(56.6)%
Total capital expenditures	$157,132	$75,936	$81,196	106.9%

(1)	Includes projects that received tax credit funding which offset actual capital expenditures incurred during the applicable period.

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

Total capital expenditures increased $81.2 million to $157.1 million for the six months ended June 30, 2014 from $75.9 million for the six months ended June 30, 2013. The change was primarily the result of projects under development in the Wexford portfolio, which was acquired in May 2013. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended June 30, 2014 or 2013), new properties (properties that were not owned for each of the three months ended June 30, 2014 and 2013 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	12,390,541	12,390,541	2,175,652	1,544,019	2,248,071	1,722,425	N/A	N/A	16,814,264	15,656,985
Percent of total portfolio	73.7%	79.1%	12.9%	9.9%	13.4%	11.0%	N/A	N/A	100.0%	100.0%
Percent leased	89.4%	87.7%	85.5%	67.4%	92.7%	89.2%	N/A	N/A	89.3%	85.9%
Current annualized base rent per square foot - GAAP basis (1)	$38.45	$38.35	$28.69	$26.92	$31.50	$34.80	N/A	N/A	$36.28	$37.06
	Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$102,940	$101,982	$2,611	$2,214	$15,373	$3,893	$—	$3	$120,924	$108,092
Tenant recoveries	33,690	30,455	535	883	5,941	1,115	114	41	40,280	32,494
Other revenue (2)	1,090	17,394	9	319	45	1	8,813	1,339	9,957	19,053
Total revenues	137,720	149,831	3,155	3,416	21,359	5,009	8,927	1,383	171,161	159,639
Rental operations	39,912	36,462	1,185	855	8,680	1,828	3,859	2,796	53,636	41,941
Net operating income/(loss)	97,808	113,369	1,970	2,561	12,679	3,181	5,068	(1,413)	117,525	117,698
Adjustments to cash basis (3)	(1,293)	(17,758)	589	(81)	(2,265)	(696)	(8,813)	(1,132)	(11,782)	(19,667)
Net operating income/(loss) - cash basis	$96,515	$95,611	$2,559	$2,480	$10,414	$2,485	$(3,745)	$(2,545)	$105,743	$98,031

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the three months ended June 30, 2014 and 2013, we recorded lease termination revenue of approximately $1.0 million and $17.3 million, respectively. Lease termination revenue for the three months ended June 30, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. Lease termination revenue for the three months ended June 30, 2013 primarily related to the termination of a lease with Elan Corporation at our Science Center at Oyster Point property for which Elan paid us a total of $46.5 million. During the three months ended June 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, related to the investment in our construction loan, which was fully repaid in May 2014 prior to maturity. During the three months ended June 30, 2014 and 2013, we recorded $1.2 million and $1.1 million of interest income related to our construction loan, respectively.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	June 30,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$105,743	$98,031	$7,712	7.9%
Adjustments to cash basis	11,782	19,667	(7,885)	(40.1)%
Net operating income	117,525	117,698	(173)	(0.1)%
Unallocated expense:
Depreciation and amortization expense	62,736	63,557	(821)	(1.3)%
General and administrative expense	12,443	10,396	2,047	19.7%
Acquisition-related expenses	1,134	2,120	(986)	(46.5)%
Income from operations	41,212	41,625	(413)	(1.0)%
Equity in net loss of unconsolidated partnerships	(10)	(267)	257	(96.3)%
Interest expense, net	(23,131)	(26,119)	2,988	(11.4)%
Other income / (expense)	1,027	(202)	1,229	(608.4)%
Net income	$19,098	$15,037	$4,061	27.0%

Net Operating Income. Net operating income decreased $173,000 to $117.5 million for the three months ended June 30, 2014 compared to $117.7 million for the three months ended June 30, 2013. This decrease was primarily due to higher lease termination revenue during the three months ended June 30, 2013 compared to the same period in 2014, partially offset by the early prepayment fee on the construction loan during the three months ended June 30, 2014. Excluding the impact of lease terminations and construction loan prepayment fee, net operating income increased $8.6 million primarily due to the following:

•
The acquisition of properties totaling approximately 2.9 million square feet in 2013 contributed an additional $9.5 million in net operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•
The placement of one property that was operating in 2013 into redevelopment in 2014, partially offset by the placement of two properties that were under development in 2013 into service, resulted in a decrease of $591,000 in net operating income for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $821,000 to $62.7 million for the three months ended June 30, 2014 compared to $63.6 million for the three months ended June 30, 2013. The net decrease resulted from the accelerated amortization of deferred leasing costs during the three months ended June 30, 2013 primarily related to the termination of a lease with Elan Corporation and the placement of one property that was operating in 2013 into redevelopment in 2014, partially offset by the acquisition of properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in 2013 and the acquisition of 300 George Street in April 2014.
General and Administrative Expenses. General and administrative expenses increased $2.0 million to $12.4 million for the three months ended June 30, 2014 compared to $10.4 million for the three months ended June 30, 2013. The increase was primarily due to higher staffing levels reflecting our merger with Wexford.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $1.1 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013. Acquisition-related expenses for the three months ended June 30, 2014 primarily related to our acquisitions of the 300 George Street, 100 College Street and 430 Cambridge Science Center properties. Acquisition-related expenses for the three months ended June 30, 2013 primarily related to our merger with Wexford in May 2013.
Interest Expense, Net. Interest cost incurred for the three months ended June 30, 2014 totaled $28.6 million compared to $29.3 million for the three months ended June 30, 2013. Total interest cost incurred decreased primarily as a result of the $333.4 million early repayment of the mortgage note secured by our Center for Life Science | Boston property, partially offset by the issuance of our Unsecured Senior Notes due 2019, or the Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $3.0 million to $23.1 million for the three months ended June 30, 2014 compared to $26.1 million for the three months ended June 30, 2013, primarily as a result of the decrease in interest cost incurred and a $2.2 million increase in capitalized interest related to increased development in 2014.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Mortgage notes payable	$5,982	$10,675
Amortization of debt premium on mortgage notes payable	(631)	(310)
Amortization of deferred interest costs	1,684	1,711
Derivative instruments	923	593
Unsecured senior term loans	1,791	1,988
Exchangeable senior notes	1,688	1,688
Unsecured senior notes	12,289	10,334
Amortization of debt discount on notes	301	224
Unsecured line of credit	2,112	294
Unsecured line of credit fees	471	664
Amortization of deferred loan fees	1,707	1,374
Amortization - put / call / preferred return	236	59
Interest cost incurred	28,553	29,294
Capitalized interest	(5,422)	(3,175)
Total interest expense, net	$23,131	$26,119

Other Income / (Expense). Other income of $1.0 million for the three months ended June 30, 2014 was primarily due to an income tax benefit of $701,000. Other expense of $202,000 for the three months ended June 30, 2013 consisted primarily of foreign income tax expense related to entity-level income taxes on our Granta Park investment.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the six months ended June 30, 2014 or 2013), new properties (properties that were not owned for each of the six months ended June 30, 2014 and 2013 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	11,974,767	11,974,767	2,335,776	1,704,143	2,503,721	1,978,075	N/A	N/A	16,814,264	15,656,985
Percent of total portfolio	71.2%	76.5%	13.9%	10.9%	14.9%	12.6%	N/A	N/A	100.0%	100.0%
Percent leased	90.2%	88.0%	83.3%	66.0%	91.0%	90.60%	N/A	N/A	89.3%	85.9%
Current annualized base rent per square foot - GAAP basis (1)	$38.81	$38.84	$28.15	$26.08	$31.19	$ 33.54	N/A	N/A	$36.28	$37.06
	Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$203,074	$199,607	$6,510	$5,314	$31,366	$6,121	$—	$6	$240,950	$211,048
Tenant recoveries	66,464	61,740	1,519	1,597	10,816	1,712	216	82	79,015	65,131
Other revenue (2)	6,713	41,425	1,734	318	60	1	11,565	2,167	20,072	43,911
Total revenues	276,251	302,772	9,763	7,229	42,242	7,834	11,781	2,255	340,037	320,090
Rental operations	79,177	73,870	2,837	1,788	16,149	2,430	7,996	4,406	106,159	82,494
Net operating income/(loss)	197,074	228,902	6,926	5,441	26,093	5,404	3,785	(2,151)	233,878	237,596
Adjustments to cash basis (3)	(7,266)	(37,910)	(1,719)	50	(3,842)	(1,020)	(11,465)	(1,900)	(24,292)	(40,780)
Net operating income/(loss) - cash basis	$189,808	$190,992	$5,207	$5,491	$22,251	$4,384	$(7,680)	$(4,051)	$209,586	$196,816

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the six months ended June 30, 2014 and 2013, we recorded lease termination revenue of approximately $6.5 million and $41.3 million, respectively. Lease termination revenue for the six months ended June 30, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. Lease termination revenue for the six months ended June 30, 2013 primarily related to the Elan lease termination. During the six months ended June 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, related to the investment in our construction loan, which was fully repaid in May 2014 prior to maturity. During the six months ended June 30, 2014 and 2013, we also recorded $3.9 million and $1.7 million, respectively, of interest income related to our construction loan.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	Six Months Ended
	June 30,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$209,586	$196,816	$12,770	6.5%
Adjustments to cash basis	24,292	40,780	(16,488)	(40.4)%
Net operating income	233,878	237,596	(3,718)	(1.6)%
Unallocated expense:
Depreciation and amortization expense	125,145	124,320	825	0.7%
General and administrative expense	24,385	20,424	3,961	19.4%
Acquisition-related expenses	2,384	4,357	(1,973)	(45.3)%
Income from operations	81,964	88,495	(6,531)	(7.4)%
Equity in net loss of unconsolidated partnerships	(148)	(585)	437	(74.7)%
Interest expense, net	(51,141)	(52,021)	880	(1.7)%
Other income / (expense)	9,190	(3,392)	12,582	(370.9)%
Net income	$39,865	$32,497	$7,368	22.7%

Net Operating Income. Net operating income decreased $3.7 million to $233.9 million for the six months ended June 30, 2014 compared to $237.6 million for the six months ended June 30, 2013. This decrease was primarily due to higher lease termination revenue during the six months ended June 30, 2013 compared to the same period in 2014, partially offset by the prepayment fee on the construction loan during the six months ended June 30, 2014. Excluding the impact of lease terminations and construction loan prepayment fee, net operating income increased $23.6 million primarily due to the following:

•
The acquisition of properties totaling approximately 2.9 million square feet in 2013 contributed an additional $20.7 million in net operating income for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•
Same property net operating income, excluding the impact of lease terminations, increased approximately $2.9 million to $190.5 million for the six months ended June 30, 2014 compared to $187.6 million for the six months ended June 30, 2013, primarily due to an increase in the leased percentage of the same property portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $825,000 to $125.1 million for the six months ended June 30, 2014 compared to $124.3 million for the six months ended June 30, 2013. The net increase was primarily due to the acquisition of properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in 2013 and the acquisition of 300 George Street in April 2014, partially offset by accelerated amortization of deferred leasing costs during the six months ended June 30, 2013 primarily related to the termination of a lease with Elan Corporation and placement of one property that was operating in 2013 into redevelopment in April 2014.
General and Administrative Expenses. General and administrative expenses increased $4.0 million to $24.4 million for the six months ended June 30, 2014 compared to $20.4 million for the six months ended June 30, 2013. The increase was primarily due to higher staffing levels reflecting our merger with Wexford.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $2.4 million for the six months ended June 30, 2014 compared to $4.4 million for the six months ended June 30, 2013. Acquisition-related expenses for the six months ended June 30, 2014 primarily related to our acquisitions of the 300 George Street, 100 College Street and 430 Cambridge Science Center properties. Acquisition-related expenses for the six months ended June 30, 2013 primarily related to our merger with Wexford.
Interest Expense, Net. Interest cost incurred for the six months ended June 30, 2014 totaled $60.8 million compared to $58.0 million for the six months ended June 30, 2013. Total interest cost incurred increased primarily as a result higher average debt balances outstanding during 2014, partially offset by the early repayment of the mortgage note secured by our Center for Life Science | Boston property in April 2014. Interest expense, net decreased $880,000 to $51.1 million for the six months ended June 30, 2014 compared to $52.0 million for the six months ended June 30, 2013, primarily as a result of a $3.6 million increase in capitalized interest related to increased development in 2014.
Interest expense, net consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Mortgage notes payable	$17,575	$20,679
Amortization of debt premium on mortgage notes payable	(1,166)	(499)
Amortization of deferred interest costs	3,375	3,429
Derivative instruments	1,782	1,152
Unsecured senior term loans	3,787	3,928
Exchangeable senior notes	3,375	3,375
Unsecured senior notes	22,623	20,669
Amortization of debt discount on notes	531	444
Unsecured line of credit	4,188	755
Unsecured line of credit fees	1,034	1,320
Amortization of deferred loan fees	3,216	2,725
Amortization - put / call / preferred return	435	59
Interest cost incurred	60,755	58,036
Capitalized interest	(9,614)	(6,015)
Total interest expense, net	$51,141	$52,021

Other Income / (Expense). Other income of $9.2 million for the six months ended June 30, 2014 was primarily due to a $9.3 million gain on sale of our investments in certain publicly-traded companies, partially offset by a $1.3 million other-than-temporary impairment relating to our cost basis investment in a privately-held company. Other expense of $3.4 million for the six months ended June 30, 2013 was primarily due to a $2.8 million impairment charge relating to our cost basis investment in, and notes receivable from, a privately-held company that was in liquidation.

Cash Flows
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$150,371	$144,575	$5,796
Net cash used in investing activities	(144,224)	(614,330)	470,106
Net cash (used in) / provided by financing activities	(1,433)	477,032	(478,465)
Ending cash and cash equivalents balance	39,004	27,666	11,338

Net cash provided by operating activities increased $5.8 million to $150.4 million for the six months ended June 30, 2014 compared to $144.6 million for the six months ended June 30, 2013. The increase was primarily due to receipt of a prepayment fee for our construction loan receivable in May 2014.

Net cash used in investing activities decreased $470.1 million to $144.2 million for the six months ended June 30, 2014 compared to $614.3 million for the six months ended June 30, 2013. The decrease primarily resulted from lower acquisition related activities and the repayment of our construction loan receivable, partially offset by increased capital expenditures on projects under development.

Net cash used in financing activities of $1.4 million during the six months ended June 30, 2014 primarily resulted from the early repayment of the mortgage note secured by our Center for Life Science | Boston property and payment of dividends, partially offset by proceeds from the issuance of our Notes due 2019 and net draw on our line of credit. Net cash provided by financing activities of $477.0 million during the six months ended June 30, 2013 primarily resulted from the net impact of proceeds from the issuance of common stock and the redemption of our Series A preferred stock.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$18,636	$14,803	$37,469	$23,194
Adjustments:
Noncontrolling interests in operating partnership (1)	514	263	1,035	416
Depreciation and amortization - unconsolidated partnerships	403	367	776	736
Depreciation and amortization - consolidated entities	62,736	63,557	125,145	124,320
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(599)	(164)	(1,040)	(194)
FFO available to common shares and units - basic	81,690	78,826	163,385	148,472
Interest expense on Exchangeable Senior Notes (2)	1,688	1,688	3,375	3,375
FFO available to common shares and units - diluted	83,378	80,514	166,760	151,847
Acquisition-related expenses	1,134	2,120	2,384	4,357
CFFO available to common shares and units - diluted	$84,512	$82,634	$169,144	$156,204
FFO per share - diluted	$0.40	$0.40	$0.80	$0.81
CFFO per share - diluted	$0.40	$0.41	$0.81	$0.83
Weighted-average common shares and units outstanding - diluted (2) (3)	208,887,941	201,716,873	208,761,935	188,119,664

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. Both the three and six months ended June 30, 2014 and 2013 include 10,578,132 and 10,259,496 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended June 30, 2014 and 2013 include 1,509,455 and 1,306,211 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The six months ended June 30, 2014 and 2013 include 1,510,154 and 1,351,953 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of June 30, 2014, the Company owned an approximate 97.3% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.7% partnership interest (including LTIP units)

in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2014 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$4,245	$31,784	$204,293	$32,306	$47,804	$121,525	$441,957
Unsecured line of credit	—	—	—	—	155,000	—	155,000
Term Loan due 2017 - U.S. dollar	—	—	—	243,596	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	—	170,510	—	—	170,510
Term Loan due 2018	—	—	—	—	350,000	—	350,000
Exchangeable Senior Notes	—	—	—	—	—	180,000	180,000
Notes due 2016	—	—	400,000	—	—	—	400,000
Notes due 2019	—	—	—	—	—	400,000	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	4,245	31,784	604,293	446,412	552,804	1,201,525	2,841,063
Share of unconsolidated indebtedness:
Secured mortgage	—	1,380	—	—	—	—	1,380
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	27,795	1,380	—	—	—	—	29,175
Total indebtedness	$32,040	$33,164	$604,293	$446,412	$552,804	$1,201,525	$2,870,238

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.71 to £1.00 at June 30, 2014.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of June 30, 2014.

On April 1, 2014, we repaid in full the mortgage loan secured by our Center for Life Science | Boston property in Boston, Massachusetts prior to its scheduled maturity date. The then-outstanding loan amount of approximately $333.4 million, which bore interest at a fixed rate of 7.75% per annum, was paid off by borrowings under our $900.0 million unsecured line of credit.

On April 4, 2014, we completed an investment in two properties, 300 George Street and 100 College Street, in New Haven, Connecticut. In connection with that investment, we assumed a $46.3 million mortgage note secured by the 300 George Street property and a construction loan with $21.7 million of outstanding borrowings that were used to partially fund the development of the 100 College Street property. In addition, we expect to incur approximately $102.0 million of additional construction costs to complete the development of the 100 College Street property.

On April 23, 2014, we issued $400.0 million principal amount of the Notes due 2019, which are governed by a base indenture and supplemental indenture, dated March 30, 2011 and April 23, 2014, respectively, among us, as issuer, our Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

On May 7, 2014, the borrower prepaid the then outstanding principal balance of the Construction Loan, of which our portion was approximately $184.2 million. In connection with the prepayment, we recognized an early termination fee of approximately $7.5 million, net of deferred loan fees write-offs, which is included in other revenue.

In July 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 2,613,503 shares of common stock in exchange for approximately $44.5 million in aggregate principal amount of the Exchangeable Senior Notes.

The secured construction loan with a wholly-owned subsidiary of PREI I LLC had a maturity date of August 13, 2014. In July 2014, the wholly-owned subsidiary of PREI I LLC entered into an agreement with the lenders of its secured construction loan facility to extend the maturity date to August 13, 2015 and reduce the applicable credit spread, with an option to extend the maturity date to August 13, 2016 at its discretion, after satisfying certain conditions and paying an extension fee.

The credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of June 30, 2014.

The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of June 30, 2014.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At June 30, 2014, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $402.8 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at June 30, 2014 was approximately $7.2 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	June 30, 2014
Debt:
Mortgage notes payable (1)		$441,957	6.2%
Exchangeable senior notes (2)		180,000	2.5%
Unsecured senior notes (1)		1,300,000	18.2%
Unsecured senior term loans (1)(3)		764,106	10.7%
Unsecured line of credit		155,000	2.2%
Total debt		2,841,063	39.8%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	197,931,240	4,320,839	60.2%
Total equity		4,320,839	60.2%
Total capitalization		$7,161,902	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In July 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 2,613,503 shares of common stock in exchange for approximately $44.5 million in aggregate principal amount of the Exchangeable Senior Notes.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling, or GBP, equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $170.5 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.71 to £1.00 at June 30, 2014.

(4)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $21.83 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At June 30, 2014, 192,525,766 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

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

Off-Balance Sheet Arrangements
As of June 30, 2014, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.6 million and $2.7 million at June 30, 2014 and December 31, 2013, respectively. The liabilities were $2.8 million at each of June 30, 2014 and December 31, 2013. Our equity in net loss of BioPark Fremont, LLC was $57,000 for the six months ended June 30, 2014.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.4 million and $13.8 million at June 30, 2014 and December 31, 2013, respectively. The liabilities were $10.5 million and $10.7 million at June 30, 2014 and December 31, 2013, respectively. Our equity in net income of the McKellar Court partnership was $456,000 and $453,000 for the six months ended June 30, 2014 and 2013, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $268.4 million and $255.5 million at June 30, 2014 and December 31, 2013, respectively, and the liabilities were $161.0 million and $150.7 million at June 30, 2014 and December 31, 2013, respectively.

Our equity in net loss of the PREI joint ventures was $547,000 and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.
We are the primary beneficiary in six other VIEs, consisting of properties in which the tenant has a fixed-price purchase option, and VIEs at nine properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	June 30, 2014	December 31, 2013	Maturity Date
BioPark Fremont	50%	3.7%	$1,380	$1,356	May 1, 2015
PREI I LLC (3)	20%	3.2%	27,795	27,795	August 13, 2014
Total			$29,175	$29,151

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of June 30, 2014.

(3)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan. In July 2014, the wholly-owned subsidiary of PREI I LLC entered into an agreement with the lenders of its secured construction loan facility to extend the maturity date to August 13, 2015 and reduce the applicable credit spread, with an option to extend the maturity date to August 13, 2016 at its discretion, after satisfying certain conditions and paying an extension fee.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the six months ended June 30, 2014:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2012	March 15, 2012	April 16, 2012	$0.215	$0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
June 30, 2013	June 14, 2013	July 15, 2013	0.235	—
September 30, 2013	September 16, 2013	October 15, 2013	0.235	—
December 31, 2013	December 12, 2013	January 15, 2014	0.250	—
March 31, 2014	March 17, 2014	April 15, 2014	0.250	—
June 30, 2014	June 16, 2014	July 15, 2014	0.250	—

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
Our unsecured line of credit, portions of our Term Loan due 2017 and Term Loan due 2018, the outstanding balance of a note payable secured by a property in Connecticut and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of June 30, 2014, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	June 30, 2014
Fixed interest rate (2)	$1,893,395	66.5%	4.26%
Variable interest rate - hedged (3)	570,510	20.0%	2.20%
Variable interest rate - unhedged (4)	384,481	13.5%	1.43%
Total/weighted-average effective interest rate	$2,848,386	100.0%	3.47%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.71 to £1.00 at June 30, 2014. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.56% for the remaining term of the Term Loan due 2017(including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.90% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2014, the fair-value of all fixed-rate debt was estimated to be $2.0 billion compared to the net carrying value of $1.9 billion (including debt premiums and discounts). At June 30, 2014, the fair-value of all variable-rate debt was estimated to be $948.9 million compared to the net carrying value of $955.0 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2014 in relation to total assets of $6.2 billion and equity market capitalization of $4.3 billion of BioMed Realty Trust, Inc.’s common stock and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at June 30, 2014, a 1% change in interest rates would change our interest costs by approximately $3.8 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of June 30, 2014, would equal approximately $4.9 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended June 30, 2014 and 2013, total revenues from properties outside the United States were $4.9 million and $4.5 million, respectively, which represented 2.9% and 2.8% of our total revenues during the respective periods. For the six months ended June 30, 2014 and 2013, total revenues from properties outside the United States were $9.7 million and $9.0 million, respectively, which represented 2.8% of our total revenues for the respective periods. Our net investments in properties outside the United States were $193.7 million and $190.2 million at June 30, 2014 and December 31, 2013, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $23.2 million as of June 30, 2014.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended June 30, 2014, our Parent Company issued, net of forfeitures, an aggregate of 22,801 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit or operating partnership unit, as applicable, to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended June 30, 2014, the operating partnership issued an aggregate of 22,801 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
4.1
Supplemental Indenture No. 3, dated April 23, 2014, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 2.625% Senior Notes due 2019 and guarantee thereof.(1)

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

(1) Incorporated herein by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	August 6, 2014	Dated:	August 6, 2014