Form 10-Q
period 2014-09-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2014-10-30
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of October 30, 2014 was 197,442,432.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of September 30, 2014, BioMed Realty Trust, Inc. owned an approximate 97.4% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.6% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,535,115	$5,217,902
Investments in unconsolidated partnerships	36,275	32,137
Cash and cash equivalents	33,864	34,706
Accounts receivable, net	18,843	8,421
Accrued straight-line rents, net	183,904	173,779
Deferred leasing costs, net	224,824	198,067
Other assets	205,487	307,589
Total assets	$6,238,312	$5,972,601
LIABILITIES AND EQUITY
Mortgage notes payable, net	$478,543	$709,324
Exchangeable senior notes	95,678	180,000
Unsecured senior notes, net	1,293,572	895,083
Unsecured senior term loans	755,876	758,786
Unsecured line of credit	229,000	128,000
Accounts payable, accrued expenses and other liabilities	375,933	314,383
Total liabilities	3,228,602	2,985,576
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 197,455,157 shares and 192,115,002 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,975	1,921
Additional paid-in capital	3,643,957	3,554,558
Accumulated other comprehensive loss, net	(20,915)	(32,923)
Dividends in excess of earnings	(675,763)	(583,569)
Total stockholders’ equity	2,949,254	2,939,987
Noncontrolling interests	60,456	47,038
Total equity	3,009,710	2,987,025
Total liabilities and equity	$6,238,312	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental	$122,838	$116,884	$363,788	$327,932
Tenant recoveries	42,626	38,907	121,641	104,037
Other revenue	3,452	3,441	23,524	47,352
Total revenues	168,916	159,232	508,953	479,321
Expenses:
Rental operations	54,899	51,688	161,058	134,182
Depreciation and amortization	64,452	61,898	189,597	186,219
General and administrative	12,768	11,934	37,153	32,358
Acquisition-related expenses	487	907	2,871	5,263
Total expenses	132,606	126,427	390,679	358,022
Income from operations	36,310	32,805	118,274	121,299
Equity in net income / (loss) of unconsolidated partnerships	733	(112)	585	(697)
Interest expense, net	(22,215)	(27,870)	(73,356)	(79,890)
Other income / (expense)	2,148	(687)	11,338	(4,079)
Net income	16,976	4,136	56,841	36,633
Net (income) / loss attributable to noncontrolling interests	(1,016)	111	(3,412)	(268)
Net income attributable to the Company	15,960	4,247	53,429	36,365
Preferred stock dividends	—	—	—	(2,393)
Cost on redemption of preferred stock	—	—	—	(6,531)
Net income available to common stockholders	$15,960	$4,247	$53,429	$27,441
Net income per share available to common stockholders:
Basic and diluted earnings per share	$0.08	$0.02	$0.27	$0.15
Weighted-average common shares outstanding:
Basic	194,022,619	190,646,722	191,988,661	179,138,169
Diluted	199,574,893	196,131,643	197,651,357	183,121,240

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$16,976	$4,136	$56,841	$36,633
Other comprehensive income / (loss):
Foreign currency translation adjustments	(1,472)	1,866	(484)	(252)
Unrealized gain / (loss) from derivative instruments, net	169	(771)	(749)	4,405
Amortization of deferred interest costs	1,677	1,705	5,052	5,134
Reclassification on sale of equity securities	—	—	(9,322)	—
Unrealized gain on equity securities	3,550	2,280	20,300	8,435
Total other comprehensive income	3,924	5,080	14,797	17,722
Comprehensive income	20,900	9,216	71,638	54,355
Comprehensive income attributable to noncontrolling interests	(1,767)	(493)	(6,201)	(1,883)
Comprehensive income attributable to the Company	$19,133	$8,723	$65,437	$52,472

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2013	192,115,002	$1,921	$3,554,558	$(32,923)	$(583,569)	$2,939,987	$47,038	$2,987,025
Offering costs from sale of common stock	—	—	(49)	—	—	(49)	—	(49)
Net issuances of unvested restricted common stock	374,278	4	(4,429)	—	—	(4,425)	—	(4,425)
Exchange of Exchangeable Senior Notes	4,955,377	50	84,129	—	—	84,179	—	84,179
Conversion of OP units to common stock	10,500	—	(51)	—	—	(51)	51	—
Vesting of share-based awards	—	—	11,137	—	—	11,137	—	11,137
Reallocation of noncontrolling interests to equity	—	—	(1,338)	—	—	(1,338)	1,338	—
Common stock dividends	—	—	—	—	(145,623)	(145,623)	—	(145,623)
OP unit distributions	—	—	—	—	—	—	(4,053)	(4,053)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	9,881	9,881
Net income	—	—	—	—	53,429	53,429	3,412	56,841
Foreign currency translation adjustments	—	—	—	(471)	—	(471)	(13)	(484)
Reclassification on sale of equity securities	—	—	—	(7,784)	—	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	16,073	—	16,073	4,227	20,300
Amortization of deferred interest costs	—	—	—	4,918	—	4,918	134	5,052
Unrealized loss on derivative instruments, net	—	—	—	(728)	—	(728)	(21)	(749)
Balance at September 30, 2014	197,455,157	$1,975	$3,643,957	$(20,915)	$(675,763)	$2,949,254	$60,456	$3,009,710

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities:
Net income	$56,841	$36,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,597	186,219
Allowance for doubtful accounts	526	730
Non-cash revenue adjustments	942	9,590
Other adjustments	5,146	9,903
Compensation expense related to restricted common stock and LTIP units	11,137	9,567
Distributions representing a return on capital from unconsolidated partnerships	399	178
Changes in operating assets and liabilities:
Accounts receivable	(10,607)	(5,573)
Accrued straight-line rents	(10,466)	(17,470)
Deferred leasing costs	(10,526)	(12,833)
Other assets	(24,478)	(14,001)
Accounts payable, accrued expenses and other liabilities	15,355	1,759
Net cash provided by operating activities	223,866	204,702
Investing activities:
Purchases of investments in real estate and related intangible assets	(130,458)	(471,910)
Capital expenditures	(300,716)	(142,833)
Contributions from historic tax credit transactions, net	22,557	8,620
Contributions from new market tax credit transactions, net	—	4,078
Draws on construction loan receivable	(39,769)	(95,303)
Repayment of construction loan receivable	184,239	—
Contributions to unconsolidated partnerships, net	(4,760)	(983)
Purchases of debt and equity securities	(15,725)	(12,674)
Proceeds from the sale of debt and equity securities	13,952	6,103
Net cash used in investing activities	(270,680)	(704,902)
Financing activities:
Net proceeds from common stock offering	—	668,553
Payment of offering costs	—	(27,423)
Redemption of Series A preferred stock	—	(198,000)
Payment of deferred loan costs	(3,101)	(7,172)
Unsecured line of credit proceeds	732,000	687,000
Unsecured line of credit payments	(631,000)	(785,000)
Mortgage notes proceeds	39,237	4,182
Principal payments on mortgage notes payable	(340,124)	(112,837)
Proceeds from unsecured senior term loans	—	350,000
Proceeds from unsecured senior notes	397,632	—
Release of restricted cash for repayment of debt	—	60,000
Distributions to operating partnership unit and LTIP unit holders	(4,175)	(2,648)

	Nine Months Ended
	September 30,
	2014	2013

Dividends paid to common stockholders	(144,289)	(121,103)
Dividends paid to preferred stockholders	—	(6,045)
Net cash provided by financing activities	46,180	509,507
Effect of exchange rate changes on cash and cash equivalents	(208)	(53)
Net (decrease) / increase in cash and cash equivalents	(842)	9,254
Cash and cash equivalents at beginning of period	34,706	19,976
Cash and cash equivalents at end of period	$33,864	$29,230
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $15,734 and $9,999, respectively)	$59,233	$67,079
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$49,363	$45,145
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,351	1,273
Accrued additions to real estate and related intangible assets	113,704	60,246
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114
Mortgage notes assumed (includes premiums of $3,966 and $8,671 during the nine months ended September 30, 2014 and 2013, respectively)	71,937	254,660
Exchange of Exchangeable Senior Notes to common stock	84,322	—
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments in real estate, net	$5,535,115	$5,217,902
Investments in unconsolidated partnerships	36,275	32,137
Cash and cash equivalents	33,864	34,706
Accounts receivable, net	18,843	8,421
Accrued straight-line rents, net	183,904	173,779
Deferred leasing costs, net	224,824	198,067
Other assets	205,487	307,589
Total assets	$6,238,312	$5,972,601
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$478,543	$709,324
Exchangeable senior notes	95,678	180,000
Unsecured senior notes, net	1,293,572	895,083
Unsecured senior term loans	755,876	758,786
Unsecured line of credit	229,000	128,000
Accounts payable, accrued expenses and other liabilities	375,933	314,383
Total liabilities	3,228,602	2,985,576
Capital:
Partners’ capital:
Limited partners' capital, 5,405,474 and 5,415,974 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	44,836	45,708
General partner's capital, 197,455,157 and 192,115,002 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,967,581	2,970,650
Accumulated other comprehensive loss, net	(18,327)	(30,663)
Total partners’ capital	2,994,090	2,985,695
Noncontrolling interests	15,620	1,330
Total capital	3,009,710	2,987,025
Total liabilities and capital	$6,238,312	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Rental	$122,838	$116,884	$363,788	$327,932
Tenant recoveries	42,626	38,907	121,641	104,037
Other revenue	3,452	3,441	23,524	47,352
Total revenues	168,916	159,232	508,953	479,321
Expenses:
Rental operations	54,899	51,688	161,058	134,182
Depreciation and amortization	64,452	61,898	189,597	186,219
General and administrative	12,768	11,934	37,153	32,358
Acquisition-related expenses	487	907	2,871	5,263
Total expenses	132,606	126,427	390,679	358,022
Income from operations	36,310	32,805	118,274	121,299
Equity in net income / (loss) of unconsolidated partnerships	733	(112)	585	(697)
Interest expense, net	(22,215)	(27,870)	(73,356)	(79,890)
Other income / (expense)	2,148	(687)	11,338	(4,079)
Net income	16,976	4,136	56,841	36,633
Net (income) / loss attributable to noncontrolling interests	(587)	229	(1,948)	266
Net income attributable to the Operating Partnership	16,389	4,365	54,893	36,899
Preferred unit distributions	—	—	—	(2,393)
Cost on redemption of preferred units	—	—	—	(6,531)
Net income available to unitholders	$16,389	$4,365	$54,893	$27,975
Net income per unit available to unitholders:
Basic and diluted earnings per unit	$0.08	$0.02	$0.27	$0.15
Weighted-average units outstanding:
Basic	199,428,093	196,062,696	197,395,750	183,048,587
Diluted	199,574,893	196,131,643	197,651,357	183,120,286

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$16,976	$4,136	$56,841	$36,633
Other comprehensive income / (loss):
Foreign currency translation adjustments	(1,472)	1,866	(484)	(252)
Unrealized income / (loss) from derivative instruments, net	169	(771)	(749)	4,405
Amortization of deferred interest costs	1,677	1,705	5,052	5,134
Reclassification on sale of equity securities	—	—	(9,322)	—
Unrealized gain on equity securities	3,550	2,280	20,300	8,435
Total other comprehensive income	3,924	5,080	14,797	17,722
Comprehensive income	20,900	9,216	71,638	54,355
Comprehensive (income) / loss attributable to noncontrolling interests	(1,253)	229	(4,409)	266
Comprehensive income attributable to the Operating Partnership	$19,647	$9,445	$67,229	$54,621

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2013	5,415,974	$45,708	192,115,002	$2,970,650	$(30,663)	$2,985,695	$1,330	$2,987,025
Offering costs from issuance of OP units	—	—	—	(49)	—	(49)	—	(49)
Net issuances of unvested restricted OP units	—	—	374,278	(4,425)	—	(4,425)	—	(4,425)
Conversion of OP units	(10,500)	51	10,500	(51)	—	—	—	—
Exchange of Exchangeable Senior Notes	—	—	4,955,377	84,179	—	84,179	—	84,179
Vesting of share-based awards	—	—	—	11,137	—	11,137	—	11,137
Reallocation of capital to limited partners	—	1,666	—	(1,666)	—	—	—	—
Distributions	—	(4,053)	—	(145,623)	—	(149,676)	—	(149,676)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	9,881	9,881
Net income	—	1,464	—	53,429	—	54,893	1,948	56,841
Foreign currency translation adjustments	—	—	—	—	(484)	(484)	—	(484)
Reclassification on sale of equity securities	—	—	—	—	(7,784)	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	—	16,301	16,301	3,999	20,300
Amortization of deferred interest costs	—	—	—	—	5,052	5,052	—	5,052
Unrealized loss on derivative instruments, net	—	—	—	—	(749)	(749)	—	(749)
Balance at September 30, 2014	5,405,474	$44,836	197,455,157	$2,967,581	$(18,327)	$2,994,090	$15,620	$3,009,710

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Operating activities:
Net income	$56,841	$36,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,597	186,219
Allowance for doubtful accounts	526	730
Non-cash revenue adjustments	942	9,590
Other adjustments	5,146	9,903
Compensation expense related to share-based payments	11,137	9,567
Distributions representing a return on capital from unconsolidated partnerships	399	178
Changes in operating assets and liabilities:
Accounts receivable	(10,607)	(5,573)
Accrued straight-line rents	(10,466)	(17,470)
Deferred leasing costs	(10,526)	(12,833)
Other assets	(24,478)	(14,001)
Accounts payable, accrued expenses and other liabilities	15,355	1,759
Net cash provided by operating activities	223,866	204,702
Investing activities:
Purchases of investments in real estate and related intangible assets	(130,458)	(471,910)
Capital expenditures	(300,716)	(142,833)
Contributions from historic tax credit transactions, net	22,557	8,620
Contributions from new market tax credit transactions, net	—	4,078
Draws on construction loan receivable	(39,769)	(95,303)
Repayment of construction loan receivable	184,239	—
Contributions to unconsolidated partnerships, net	(4,760)	(983)
Purchases of debt and equity securities	(15,725)	(12,674)
Proceeds from the sale of debt and equity securities	13,952	6,103
Net cash used in investing activities	(270,680)	(704,902)
Financing activities:
Net proceeds from issuance of OP units	—	641,130
Redemption of Series A preferred units	—	(198,000)
Payment of deferred loan costs	(3,101)	(7,172)
Unsecured line of credit proceeds	732,000	687,000
Unsecured line of credit payments	(631,000)	(785,000)
Mortgage notes proceeds	39,237	4,182
Principal payments on mortgage notes payable	(340,124)	(112,837)
Proceeds from unsecured senior term loans	—	350,000
Proceeds from unsecured senior notes	397,632	—
Release of restricted cash for repayment of debt	—	60,000

	Nine Months Ended
	September 30,
	2014	2013

Distributions paid to unitholders	(148,464)	(123,751)
Distributions paid to preferred unitholders	—	(6,045)
Net cash provided by financing activities	46,180	509,507
Effect of exchange rate changes on cash and cash equivalents	(208)	(53)
Net (decrease) / increase in cash and cash equivalents	(842)	9,254
Cash and cash equivalents at beginning of period	34,706	19,976
Cash and cash equivalents at end of period	$33,864	$29,230
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $15,734 and $9,999, respectively)	$59,233	$67,079
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$50,714	$46,418
Accrued additions to real estate and related intangible assets	113,704	60,246
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114
Mortgage notes assumed (includes premiums of $3,966 and $8,671 during the nine months ended September 30, 2014 and 2013, respectively)	71,937	254,660
Exchange of Exchangeable Senior Notes to common stock	84,322	—
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned a 97.4% interest in the Operating Partnership. The remaining 2.6% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended September 30, 2014 and 2013, total revenues from properties outside the United States were $6.5 million and $4.5 million, respectively, which represented 3.8% and 2.8% of the Company's total revenues during the respective periods. For the nine months ended September 30, 2014 and 2013, total revenues from properties outside the United States were $16.1 million and $13.5 million, respectively, which represented 3.2% and 2.8% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $198.2 million and $190.2 million at September 30, 2014 and December 31, 2013, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs (excluding certain VIEs associated with tax credits discussed below), consisting of properties in which a tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of these VIEs at September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Investment in real estate, net	$437,927	$336,832
Total assets	498,975	375,443
Total debt	190,878	143,067
Total liabilities	204,323	154,953

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive the benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Wexford. At September 30, 2014, Wexford owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of income. At September 30, 2014, approximately $4.4 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, to reduce the carrying value of the subject property, net of allocated expenses. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above. During the nine months ended September 30, 2014, $22.6 million of tax credits, net of costs and estimated put payments, were contributed by TCIs and recorded as other liabilities in the consolidated balance sheets and $29.2 million in tax credits were delivered to the TCIs and reclassified as a reduction of the carrying value of the subject property.

The Company has determined that certain special purpose entities owning properties under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Investment in real estate, net	$200,536	$177,901
Total assets	217,889	198,968
Total liabilities	67,636	60,197

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$701,977	$713,955
Land under development	158,389	119,325
Buildings and improvements	5,018,091	4,854,175
Construction in progress	595,273	316,025
	6,473,730	6,003,480
Accumulated depreciation	(938,615)	(785,578)
	$5,535,115	$5,217,902

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and for the three and nine months ended September 30, 2014, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of September 30, 2014. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at September 30, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	September 30, 2014	Amortization	Net
Acquired in-place leases	$416,366	$(262,123)	$154,243
Acquired management agreements	25,801	(21,540)	4,261
Deferred leasing and other direct costs	102,848	(36,528)	66,320
	$545,015	$(320,191)	$224,824

Deferred leasing costs, net at December 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2013	Amortization	Net
Acquired in-place leases	$365,753	$(233,935)	$131,818
Acquired management agreements	25,801	(20,053)	5,748
Deferred leasing and other direct costs	91,142	(30,641)	60,501
	$482,696	$(284,629)	$198,067

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Available-for-sale securities, historical cost	$7,297	$8,543
Unrealized gain, net	22,109	11,023
Available-for-sale securities, fair-value (1)	29,406	19,566
Privately-held securities, cost basis	30,929	18,485
Total equity securities	$60,335	$38,051

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company's equity investments in publicly-traded companies are based upon the closing trading price of the equity security as of the balance sheet date. At September 30, 2014, none of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment. However, management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the nine months ended September 30, 2014, the Company recorded a $1.3 million impairment charge, which is included in other expense in the consolidated statements of income. The impairment charge related to the Company’s investment in a privately-held company. Other than this investment there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the nine months ended September 30, 2014 on the Company’s remaining cost basis investments.

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

Lease Termination

During the three and nine months ended September 30, 2014, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $3.3 million and $9.8 million, respectively. Lease termination revenue for the three months ended September 30, 2014 primarily related to the early termination of leases at two of the Company's properties. For the nine months ended September 30, 2014, lease termination revenue also included the early termination of leases at the Company's 4570 Executive Drive property. During the three and nine months ended September 30, 2013, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $1.5 million and $42.8 million, respectively. Lease termination revenue for the nine months ended September 30, 2013 primarily related to the termination of a lease with Elan Corporation at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million. The impact of the Elan lease termination was recognized through the date of the termination of the lease in April 2013.

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

3. Equity of the Parent Company

During the nine months ended September 30, 2014, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 565,107 and 22,555 shares of common stock, respectively (218,663 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 7,702 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

During the three months ended September 30, 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Operating Partnership's Exchangeable Senior Notes due 2030 (the "Exchangeable Senior Notes"), the Parent Company issued 4,955,377 shares of its common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2014, of the 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, 20,224 Performance Units vested (resulting in the issuance of 20,224 shares of the Parent Company’s common stock, 7,243 shares of which were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of the Performance Units) and the remaining 116,072 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ended December 31, 2013. During the nine months ended September 30, 2014, the Parent Company awarded 494,410 Performance Units which represent the maximum number of Performance Units that may vest and which vest over a three-year Performance Period. The grant date fair-value of these awards of approximately $3.8 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the nine months ended September 30, 2014 to be expensed in future periods over a weighted-average term of approximately 2.3 years was $2.9 million as of September 30, 2014. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of September 30, 2014, the Company had outstanding 197,455,157 shares of the Parent Company’s common stock and 5,083,400 and 322,074 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the nine months ended September 30, 2014:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 17, 2014	Common stock and OP units	$0.250	January 1, 2014 to March 31, 2014	April 15, 2014	$49,479
June 16, 2014	Common stock and OP units	$0.250	April 1, 2014 to June 30, 2014	July 15, 2014	$49,483
September 15, 2014	Common stock and OP units	$0.250	July 1, 2014 to September 30, 2014	October 15, 2014	$50,714

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Parent Company for the nine months ended September 30, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$3,905	$8,938	$(45,766)	$(32,923)
Other comprehensive (loss) / income before reclassifications	(484)	20,300	(3,426)	16,390
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	7,729	(1,593)
Net other comprehensive (loss) / income	$(484)	$10,978	$4,303	$14,797
Net other comprehensive loss / (income) allocable to noncontrolling interests	13	(2,689)	(113)	(2,789)
Balance as of September 30, 2014	$3,434	$17,227	$(41,576)	$(20,915)

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at September 30, 2014, was approximately $110.8 million based on the average closing price of the Parent Company’s common stock of $20.50 per share for the ten consecutive trading days immediately preceding September 30, 2014.

The following table shows the vested ownership interests in the Operating Partnership:

	September 30, 2014		December 31, 2013
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	196,034,482	97.4%	190,676,428	97.3%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,645,888	1.3%	2,656,388	1.4%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	2,627,145	1.3%
Total	201,307,515	100.0%	195,959,961	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of September 30, 2014, the Operating Partnership had outstanding 202,538,557 operating partnership units and 322,074 LTIP units. The Parent Company owned 97.4% of the partnership interests in the Operating Partnership at September 30, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at September 30, 2014, was approximately $110.8 million based on the average closing price of the Parent Company’s common stock of $20.50 per share for the ten consecutive trading days immediately preceding September 30, 2014.

Changes in Accumulated Other Comprehensive Loss by Component

The following table shows the changes in accumulated other comprehensive loss for the Operating Partnership for the nine months ended September 30, 2014, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$4,006	$9,186	$(43,855)	$(30,663)
Other comprehensive (loss) / income before reclassifications	(484)	20,300	$(3,426)	16,390
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	$7,729	(1,593)
Net other comprehensive (loss) / income	$(484)	$10,978	$4,303	$14,797
Net other comprehensive income allocable to noncontrolling interest	—	(2,461)	—	(2,461)
Balance as of September 30, 2014	$3,522	$17,703	$(39,552)	$(18,327)

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information on derivative instruments.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Exchangeable Senior Notes, Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2019 (the "Notes due 2019"), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			September 30, 2014	December 31, 2013	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,523	$10,631	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,959	13,091	July 1, 2017
Center for Life Science | Boston (1)	7.75%	7.75%	—	334,447	June 30, 2014
100 College Street (2)	2.40%	2.40%	61,224	—	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
300 George Street (2)	6.20%	4.91%	45,481	—	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	13,072	13,449	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	56,155	57,927	December 1, 2018
Shady Grove Road	5.97%	5.97%	141,631	143,067	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	16,237	16,752	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	62,170	62,946	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,679	4,738	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			465,131	698,048
Unamortized premiums			13,412	11,276
Mortgage notes payable, net			478,543	709,324
Exchangeable Senior Notes	3.75%	3.75%	95,678	180,000	January 15, 2030
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	—	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	900,000
Unamortized discounts			(6,428)	(4,917)
Unsecured senior notes, net			1,293,572	895,083
Term Loan due 2017 - U.S. dollar (3)	1.55%	2.38%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (3)	1.90%	2.14%	162,280	165,190	March 30, 2017
Term Loan due 2018	1.35%	1.67%	350,000	350,000	March 24, 2018
Unsecured senior term loans			755,876	758,786
Unsecured line of credit (4)	1.25%	1.25%	229,000	128,000	March 24, 2018
Total consolidated debt			$2,852,669	$2,671,193

(1)	On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company’s Center for Life Science | Boston property prior to its scheduled maturity date.

(2)	Mortgage notes payable assumed on April 4, 2014 in connection with the acquisition of the related properties.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.62 to £1.00 and $1.65 to £1.00 at September 30, 2014 and December 31, 2013, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(4)	At September 30, 2014, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $671.0 million.

Exchangeable Senior Notes

During the three months ended September 30, 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Operating Partnership's Exchangeable Senior Notes, the Parent Company issued 4,955,377 shares of its common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes.

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

Maturities of Long-Term Debt

As of September 30, 2014, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2014	$2,080
2015	31,784
2016	629,632
2017	438,182
2018	626,804
Thereafter (1)	1,117,203
$2,845,685

(1)	Includes approximately $95.7 million in remaining principal payments of the Exchangeable Senior Notes based on a contractual maturity date of January 15, 2030.

6. Earnings Per Share of the Parent Company

Through September 30, 2014 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and nine months ended September 30, 2014 and 2013 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the three and nine months ended September 30, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that September 30, 2014 and 2013 were the end dates of the respective Performance Units' Performance Periods. For the three and nine months ended September 30, 2014 and 2013, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. Additionally, 7,589,600 and 9,571,008 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, 10,405,224 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for each period. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2014 or 2013.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$16,976	$4,136	$56,841	$36,633
Net (income) / loss attributable to noncontrolling interests	(1,016)	111	(3,412)	(268)
Preferred stock dividends	—	—	—	(2,393)
Cost on redemption of preferred stock	—	—	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(375)	(333)	(1,130)	(989)
Net income available to common stockholders - basic	$15,585	$3,914	$52,299	$26,452

Diluted earnings per share:
Net income available to common stockholders - basic	15,585	3,914	52,299	26,452
Net income attributable to noncontrolling interests in Operating Partnership	429	118	1,464	534
Net income available to common stockholders - diluted	$16,014	$4,032	$53,763	$26,986

Weighted-average common shares outstanding:
Basic	194,022,619	190,646,722	191,988,661	179,138,169
Incremental shares from:
Performance units	146,800	68,947	255,607	71,699
Operating partnership and LTIP units	5,405,474	5,415,974	5,407,089	3,911,372
Diluted	199,574,893	196,131,643	197,651,357	183,121,240

Basic and diluted earnings per share:
Net income per share available to common stockholders - basic and diluted	$0.08	$0.02	$0.27	$0.15

7. Earnings Per Unit of the Operating Partnership

Through September 30, 2014, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2014 and 2013, has been deducted from net income available to unitholders to calculate basic earnings per unit. For the three and nine months ended September 30, 2014 and 2013, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unitholders. For the three and nine months ended September 30, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that September 30, 2014 and 2013 were the end dates of the respective Performance Units’ Performance Periods. Additionally, 7,589,600 and 9,571,008 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013,

10,405,224 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method for each period. No other units were considered anti-dilutive for the three and nine months ended September 30, 2014 or 2013.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic and diluted earnings per unit:
Net income	$16,976	$4,136	$56,841	$36,633
(Income) / loss attributable to noncontrolling interests	(587)	229	(1,948)	266
Preferred unit distributions	—	—	—	(2,393)
Cost on redemption of preferred units	—	—	—	(6,531)
Net income allocable and distributions in excess of earnings to participating securities	(375)	(333)	(1,130)	(993)
Net income available to unitholders - basic and diluted	$16,014	$4,032	$53,763	$26,982

Weighted-average units outstanding:
Basic	199,428,093	196,062,696	197,395,750	183,048,587
Incremental units from:
Performance units	146,800	68,947	255,607	71,699
Diluted	199,574,893	196,131,643	197,651,357	183,120,286

Basic and diluted earnings per unit:
Net income per unit available to unitholders - basic and diluted	$0.08	$0.02	$0.27	$0.15

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property, and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2014 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At September 30, 2014, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 2.21% (including the applicable credit spread) and a maturity date of August 13, 2015 (with an option to extend the maturity date to August 13, 2016 at its discretion after satisfying certain conditions and paying an extension fee).

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.9 million at September 30, 2014. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30, 2014	December 31, 2013
Assets:
Investments in real estate, net	$270,040	$262,753
Cash and cash equivalents (including restricted cash)	12,235	3,855
Other assets	10,530	5,301
Total assets	$292,805	$271,909
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$152,036	$151,968
Other liabilities	11,425	12,102
Members’ equity	129,344	107,839
Total liabilities and members' equity	$292,805	$271,909
Company’s net investment in unconsolidated partnerships	$36,275	$32,137

The selected data and condensed results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total revenues	$18,173	$3,778	$27,386	$9,486
Total expenses	(15,693)	(5,328)	(27,681)	(16,013)
Net income / (loss)	$2,480	$(1,550)	$(295)	$(6,527)

Company’s equity in net income / (loss) of unconsolidated partnerships	$733	$(112)	$585	$(697)

Fees earned by the Company (1)	$140	$35	$678	$121

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

As of September 30, 2014, the Company had deferred interest costs of approximately $30.3 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately four years.

The following is a summary of the terms of the interest rate swaps, other derivatives and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				September 30, 2014	December 31, 2013
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,259)	$(1,876)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(68)	(288)
Interest rate swaps(2)	81,140	0.7310%	August 2, 2012	March 30, 2017	968	1,545
Interest rate swaps(2)	81,140	0.7425%	August 2, 2012	March 30, 2017	943	1,519
Total interest rate swaps	$562,280				584	900
Other derivatives					118	416
Total					$702	$1,316

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

(2)	Translations to U.S. dollars are based on exchange rates of $1.62 to £1.00 and $1.65 to £1.00 at September 30, 2014 and December 31, 2013, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three and nine months ended September 30, 2014 and 2013.

The following is a summary of the amount of loss recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Amount of (loss) / income recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(726)	$(1,371)	$(3,426)	$2,653

Amount of loss reclassified from accumulated other comprehensive loss to earnings(effective portion):
Cash flow hedges
Interest rate swaps (1)	$895	$600	$2,677	$1,752
Forward starting swaps (2)	1,677	1,705	5,052	5,134
Total interest rate swaps	$2,572	$2,305	$7,729	$6,886

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

During the next twelve months, the Company estimates that an additional $9.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

During the three and nine months ended September 30, 2014, the Company recorded total unrealized loss on derivative instruments of $190,000 and $298,000, respectively, related to changes in the fair-value of other derivative instruments, included in other income, net in the consolidated statements of income.

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At September 30, 2014 and December 31, 2013, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	September 30, 2014		December 31, 2013
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$484,685	$478,543	$730,394	$709,324
Exchangeable Senior Notes	113,259	95,678	202,626	180,000
Notes due 2016, net	415,680	399,171	417,040	398,787
Notes due 2019, net	414,800	397,785	—	—
Notes due 2020, net	285,025	248,388	275,600	248,210
Notes due 2022, net	256,000	248,227	240,400	248,086
Term Loan due 2017 - U.S. dollar	243,000	243,596	244,751	243,596
Term Loan due 2017 - GBP (2)	161,885	162,280	165,969	165,190
Term Loan due 2018	346,431	350,000	350,000	350,000
Unsecured line of credit	227,438	229,000	128,000	128,000
Derivative instruments (3)	(702)	(702)	(1,316)	(1,316)
Available-for-sale securities	29,406	29,406	19,566	19,566

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 and $1.65 to £1.00 at September 30, 2014 and December 31, 2013, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

Note 11. Acquisitions

The Company acquired the following properties during the nine months ended September 30, 2014. The table below reflects the preliminary purchase price allocation for these acquisitions (in thousands). The Company expects the purchase price allocations to be finalized within one year of the acquisition date.

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	Below Market Lease	Below Market Ground Lease	In-Place Lease	Debt Premium	Acquisition Date Fair- Value
100 College Street (1)	April 4, 2014	$63,361	$—	$—	$—	$33,239	$—	$96,600
300 George Street (2)	April 4, 2014	107,021	63	(3,926)	—	17,808	(3,966)	117,000
430 Cambridge Science Center (3)	May 15, 2014	—	—	—	3,836	—	—	3,836
Total		$170,382	$63	$(3,926)	$3,836	$51,047	$(3,966)	$217,436
Weighted average intangible amortization life (in months)			21	143	1500	159	135

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

Revenues of approximately $4.7 million and net loss of approximately $40,000 associated with properties acquired in 2014 listed above are included in the consolidated statements of income for the three months ended September 30, 2014 for both the Parent Company and the Operating Partnership.

Revenues of approximately $9.2 million and net loss of approximately $318,000 associated with properties acquired in 2014 listed above are included in the consolidated statements of income for the nine months ended September 30, 2014 for both the Parent Company and the Operating Partnership.

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the foreign, domestic and local economies; changes in interest rates and foreign currency exchange rates; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; risks associated with tax credits, grants and other subsidies to fund development activities; our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and companies; our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations; risks associated with our investments in loans, including borrower defaults and potential principal losses; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; risks associated with security breaches and other disruptions to our information technology networks and related systems; and changes in real estate, zoning and other laws and increases in real property tax rates. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
At September 30, 2014, we owned or had interests in a portfolio of properties with an aggregate of approximately 17.2 million rentable square feet.
The following reflects the classification of our properties between operating properties, development properties (existing properties that are currently under development through ground up construction), redevelopment properties (properties that are currently being prepared for their intended use), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements), pre-development properties (development properties that are engaged in activities related to planning, entitlement or other preparations for future construction), and development potential (representing management's estimates of rentable square footage if development of these properties was undertaken) at September 30, 2014:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Operating portfolio	5,774,159	174	15,738,610	92.6%
Development (2)	277,949	6	1,034,398	83.8%
Redevelopment	14,984	1	41,257	86.5%
Unconsolidated partnership portfolio	36,275	3	355,080	99.9%
Pre-development (2)	119,604	—	1,124,000	—
Development potential (2)	287,035	—	6,254,000	—
Total portfolio	$6,510,006	184	24,547,345

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.

(2)	Rentable square feet represents management's estimates.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2014, our total operating portfolio was 92.6% leased on a weighted-average basis to 328 tenants. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants.
Our leasing strategy for 2014 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of September 30, 2014, leases representing 1.5% and 5.3% of our leased square feet were scheduled to expire during 2014 and 2015, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
As a result of changing market conditions, we believe that the fair-values of some of our properties may have declined below their respective carrying values. However, to the extent that a property has a substantial remaining estimated useful life and management does not believe that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. We presently have the ability and intent to continue to own and operate our existing portfolio of properties and estimated undiscounted future cash flows from the operation of the properties are expected to be sufficient to recover the carrying value of each property. Accordingly, we do not believe that the carrying value of any of our properties is impaired. If our ability and/or our intent with regard to the operation of our properties otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to fair-value and such loss could be material.
A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, “Risk Factors,” and in our annual report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2013.

Results of Operations
Leasing Activity

During the nine months ended September 30, 2014, we executed 169 leasing transactions representing 1,950,414 square feet, including 129 new leases totaling 1,180,917 square feet and 40 renewals and extensions totaling 769,497 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the nine months ended September 30, 2014:

	Leased square feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2013	14,320,202
Acquisitions	1,060,442	$23.04	$23.24
Expirations	(1,405,232)	24.32	24.36
Terminations	(332,620)	42.39	43.72
Forward-leased delivery (3)	229,124	33.21	34.82
Renewals and extensions	769,497	25.31	26.99
New leases - first generation (4)	479,723	26.73	29.45
New leases - second generation (5)	340,384	35.82	38.68
New leases - pre-leased (6)	55,084	31.27	34.91
Leased square feet as of September 30, 2014	15,516,604

Forward-leased square feet as of December 31, 2013 (3)	102,547
Forward-leased new leases - second generation (3) (5)	305,726	$34.98	$38.54
Forward-leased delivery (3)	(229,124)	33.21	34.82
Forward-leased square feet as of September 30, 2014 (3)	179,149

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

(3)	Leases on space which is currently occupied and where the leases are expected to commence upon vacancy of the existing tenants.

(4)
Leases on space which, in management’s evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for development, redevelopment or repositioning a property.

(5)	Leases which are not considered by management to be first generation leases.

(6)	Leases on space which, prior to the execution, was classified as pre-development or development potential and is expected to enter our operating portfolio at a future date.

The following table summarizes our leasing activity and associated leasing costs for the nine months ended September 30, 2014:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals and extensions (2)	40	769,497	$5.28	$2.28	$0.15
New leases - first generation	41	479,723	59.72	9.60	4.58
New leases - second generation	85	646,110	72.72	9.51	8.65
New leases - pre-leased	3	55,084	67.75	18.29	9.99
Total / weighted-average	169	1,950,414	$42.77	$6.93	$4.33

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)	Renewals and extensions were leased at a weighted-average current annualized base rent of $26.99 per square foot, representing an increase of 5.6% over the previously expiring rents on a GAAP basis.
Development/Redevelopment Activity

The following table summarizes our consolidated properties under development or redevelopment at September 30, 2014 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Pre-Leased	to Date (1)	Investment (2)	Date (3)
Development
100 College Street	510,419	99.1%	$101,000	$191,000	Q1 2016
Landmark at Eastview III	297,000	100.0%	83,800	165,900	Q4 2015
500 Fairview Avenue	121,569	20.5%	5,600	73,000	Q1 2016
430 Cambridge Science Park	42,410	100.0%	3,900	24,400	Q3 2015
450 Kendall Street (Kendall G)	63,000	—	27,700	45,500	Q2 2015
Total / weighted-average	1,034,398	84.1%	$222,000	$499,800

Redevelopment
60 Hampshire Street	41,257	86.5%	$11,200	$15,900	Q4 2014
Total / weighted-average	41,257	86.5%	$11,200	$15,900

Total			$233,200

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but excludes any amounts accrued, and payroll, interest, ground rent, or operating expenses capitalized, through September 30, 2014.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

The following summarizes our capital expenditures during the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2014	2013	Change	Change
Development / Pre-development (1)	$174,120	$50,428	$123,692	245.3%
Redevelopment	10,925	2,641	8,284	313.7%
Tenant improvements - first generation	31,093	25,951	5,142	19.8%
Recurring capital expenditures and second generation tenant improvements (2)	46,291	32,251	14,040	43.5%
Other capital	15,730	31,562	(15,832)	(50.2)%
Total capital expenditures	$278,159	$142,833	$135,326	94.7%

(1)	Includes projects that received tax credit funding which offset actual capital expenditures incurred during the applicable period.

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

Total capital expenditures increased $135.3 million to $278.2 million for the nine months ended September 30, 2014 from $142.8 million for the nine months ended September 30, 2013. The change was primarily the result of projects under development in the Wexford portfolio, which was acquired in May 2013. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the three months ended September 30, 2014 or 2013), new properties (properties that were not owned for each of the three months ended September 30, 2014 and 2013 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	14,119,673	14,119,673	2,175,652	1,622,823	518,940	—	N/A	N/A	16,814,265	15,742,496
Percent of total portfolio	84.0%	89.7%	12.9%	10.3%	3.1%	—%	N/A	N/A	100.0%	100.0%
Percent leased	90.5%	87.8%	85.8%	67.4%	98.7%	—%	N/A	N/A	90.2%	85.7%
Current annualized base rent per square foot - GAAP basis (1)	$37.79	$38.03	$29.34	$28.43	$21.56	$—	N/A	N/A	$36.20	$37.25
	Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$116,178	$114,482	$3,894	$2,397	$2,769	$—	$(3)	$5	$122,838	$116,884
Tenant recoveries	39,161	37,436	1,352	839	1,942	—	171	632	42,626	38,907
Other revenue (2)	3,401	1,595	10	—	(5)	—	46	1,846	3,452	3,441
Total revenues	158,740	153,513	5,256	3,236	4,706	—	214	2,483	168,916	159,232
Rental operations	46,159	46,234	2,337	881	2,211	—	4,192	4,573	54,899	51,688
Net operating income/(loss)	112,581	107,279	2,919	2,355	2,495	—	(3,978)	(2,090)	114,017	107,544
Adjustments to cash basis (3)	(3,203)	(5,610)	(779)	349	(127)	—	(52)	(1,818)	(4,161)	(7,079)
Net operating income/(loss) - cash basis	$109,378	$101,669	$2,140	$2,704	$2,368	$—	$(4,030)	$(3,908)	$109,856	$100,465

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the three months ended September 30, 2014 and 2013, we recorded lease termination revenue of approximately $3.3 million and $1.5 million, respectively. Lease termination revenue for the three months ended September 30, 2014 primarily related to the early termination of leases at two properties.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	September 30,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$109,856	$100,465	$9,391	9.3%
Adjustments to cash basis	4,161	7,079	(2,918)	(41.2)%
Net operating income	114,017	107,544	6,473	6.0%
Unallocated expense:
Depreciation and amortization expense	64,452	61,898	2,554	4.1%
General and administrative expense	12,768	11,934	834	7.0%
Acquisition-related expenses	487	907	(420)	(46.3)%
Income from operations	36,310	32,805	3,505	10.7%
Equity in net income/(loss) of unconsolidated partnerships	733	(112)	845	(754.5)%
Interest expense, net	(22,215)	(27,870)	5,655	(20.3)%
Other income/(expense)	2,148	(687)	2,835	(412.7)%
Net income	$16,976	$4,136	$12,840	310.4%

Net Operating Income. Net operating income increased $6.5 million to $114.0 million for the three months ended September 30, 2014 compared to $107.5 million for the three months ended September 30, 2013. Excluding the impact of lease termination revenue for both periods, net operating income increased by $4.7 million primarily due to the acquisition of the 300 George Street property located in New Haven, Connecticut totaling 518,940 square feet in April 2014, which contributed an additional $2.5 million in net operating income for the three months ended September 30, 2014 compared to the same period in 2013. Additionally, receipt of deferred rent of approximately $2.0 million was recognized as rental and tenant recoveries revenue during the three months ended September 30, 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $2.6 million to $64.5 million for the three months ended September 30, 2014 compared to $61.9 million for the three months ended September 30, 2013. The increase was primarily due to the acquisition of the 300 George Street property in April 2014, which had an acquisition date fair-value of $117.0 million.
General and Administrative Expenses. General and administrative expenses increased $834,000 to $12.8 million for the three months ended September 30, 2014 compared to $11.9 million for the three months ended September 30, 2013. The increase was primarily due to higher staffing levels.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $487,000 for the three months ended September 30, 2014 compared to $907,000 for the three months ended September 30, 2013. Acquisition-related expenses for the three months ended September 30, 2014 primarily related to our acquisition of 430 Cambridge Science Center and potential acquisitions under evaluation. Acquisition-related expenses for the three months ended September 30, 2013 primarily related to our merger with Wexford in May 2013.
Equity in net income/(loss) of unconsolidated partnerships. Equity in net income of unconsolidated partnerships increased $845,000 to $733,000 for the three months ended September 30, 2014 compared to equity in net loss of unconsolidated partnerships of $112,000 for the three months ended September 30, 2013. The increase was primarily due to our $2.0 million share of lease termination revenue at the 650 East Kendall property, which is owned by our PREI joint venture.
Interest Expense, Net. Interest cost incurred for the three months ended September 30, 2014 totaled $28.3 million compared to $31.9 million for the three months ended September 30, 2013. Total interest cost incurred decreased primarily as a result of the $333.4 million early repayment of the mortgage note secured by our Center for Life Science | Boston property and the exchange of approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes, for shares of common stock, partially offset by the issuance of our Unsecured Senior Notes due 2019, or the Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $5.7 million to $22.2 million for the three months ended September 30, 2014 compared to $27.9 million for the three months ended September 30, 2013, primarily as a result of the decrease in interest cost incurred and a $2.1 million increase in capitalized interest related to increased development in 2014.

Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Mortgage notes payable	$6,157	$11,968
Amortization of debt premium on mortgage notes payable	(665)	(511)
Amortization of deferred interest costs	1,677	1,705
Derivative instruments	895	600
Unsecured senior term loans	1,785	1,993
Exchangeable senior notes	1,241	1,688
Unsecured senior notes	12,959	10,334
Amortization of debt discount on notes	326	228
Unsecured line of credit	1,793	1,242
Unsecured line of credit fees	460	602
Amortization of deferred loan fees	1,451	1,825
Amortization - put / call / preferred return	256	179
Interest cost incurred	28,335	31,853
Capitalized interest	(6,120)	(3,983)
Total interest expense, net	$22,215	$27,870

Other Income / (Expense). Other income of $2.1 million for the three months ended September 30, 2014 was primarily due to a $2.3 million increase in the value of our investment in a privately-held company which completed a capital transaction during the quarter, and $681,000 in dividend income relating to investment securities, partially offset by an income tax expense of $538,000. Other expense of $687,000 for the three months ended September 30, 2013 consisted primarily of foreign income tax expense related to entity-level income taxes on our Granta Park investment.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the nine months ended September 30, 2014 or 2013), new properties (properties that were not owned for each of the nine months ended September 30, 2014 and 2013 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate		Total
	September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	11,974,767	11,974,767	2,335,777	1,782,948	2,503,721	1,984,781	N/A	N/A	16,814,265	15,742,496
Percent of total portfolio	71.2%	76.1%	13.9%	11.3%	14.9%	12.6%	N/A	N/A	100.0%	100.0%
Percent leased	90.4%	87.6%	84.9%	66.1%	94.0%	91.40%	N/A	N/A	90.2%	85.7%
Current annualized base rent per square foot - GAAP basis (1)	$38.70	$39.00	$28.58	$27.53	$31.13	$ 33.41	N/A	N/A	$36.20	$37.25
	Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$303,989	$300,069	$10,917	$8,246	$48,890	$19,662	$(8)	$(45)	$363,788	$327,932
Tenant recoveries	100,479	94,939	3,192	2,650	17,646	6,324	324	124	121,641	104,037
Other revenue (2)	9,943	42,942	1,744	318	212	79	11,625	4,013	23,524	47,352
Total revenues	414,411	437,950	15,853	11,214	66,748	26,065	11,941	4,092	508,953	479,321
Rental operations	118,514	113,377	5,911	3,150	24,683	9,672	11,950	7,983	161,058	134,182
Net operating income/(loss)	295,897	324,573	9,942	8,064	42,065	16,393	(9)	(3,891)	347,895	345,139
Adjustments to cash basis (3)	(8,883)	(41,301)	(3,086)	374	(4,962)	(3,213)	(11,518)	(3,719)	(28,449)	(47,859)
Net operating income/(loss) - cash basis	$287,014	$283,272	$6,856	$8,438	$37,103	$13,180	$(11,527)	$(7,610)	$319,446	$297,280

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the nine months ended September 30, 2014 and 2013, we recorded lease termination revenue of approximately $9.8 million and $42.8 million, respectively. Lease termination revenue for the nine months ended September 30, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. Lease termination revenue for the nine months ended September 30, 2013 primarily related to the Elan lease termination. During the nine months ended September 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, related to the investment in our construction loan, which was fully repaid in May 2014 prior to maturity. During the nine months ended September 30, 2014 and 2013, we also recorded $3.9 million and $3.4 million, respectively, of interest income related to our construction loan.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

The following table provides a reconciliation of net operating income - cash basis to net income for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended
	September 30,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$319,446	$297,280	$22,166	7.5%
Adjustments to cash basis	28,449	47,859	(19,410)	(40.6)%
Net operating income	347,895	345,139	2,756	0.8%
Unallocated expense:
Depreciation and amortization expense	189,597	186,219	3,378	1.8%
General and administrative expense	37,153	32,358	4,795	14.8%
Acquisition-related expenses	2,871	5,263	(2,392)	(45.4)%
Income from operations	118,274	121,299	(3,025)	(2.5)%
Equity in net loss of unconsolidated partnerships	585	(697)	1,282	(183.9)%
Interest expense, net	(73,356)	(79,890)	6,534	(8.2)%
Other income / (expense)	11,338	(4,079)	15,417	(378.0)%
Net income	$56,841	$36,633	$20,208	55.2%

Net Operating Income. Net operating income increased $2.8 million to $347.9 million for the nine months ended September 30, 2014 compared to $345.1 million for the nine months ended September 30, 2013. Excluding the impact of lease terminations and construction loan prepayment fee, net operating income increased $28.2 million primarily due to the following:

•
The acquisition of properties totaling approximately 2.9 million square feet in 2013 contributed an additional $25.7 million in net operating income for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

•
Same property net operating income, excluding the impact of lease terminations, increased approximately $4.4 million to $286.2 million for the nine months ended September 30, 2014 compared to $281.8 million for the nine months ended September 30, 2013, primarily due to an increase in the leased percentage of the same property portfolio.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.4 million to $189.6 million for the nine months ended September 30, 2014 compared to $186.2 million for the nine months ended September 30, 2013. The net increase was primarily due to the acquisition of properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in 2013 and the acquisition of 300 George Street in April 2014, partially offset by accelerated amortization of deferred leasing costs during the nine months ended September 30, 2013 primarily related to the termination of a lease with Elan Corporation and placement of one property that was operating in 2013 into redevelopment in April 2014.
General and Administrative Expenses. General and administrative expenses increased $4.8 million to $37.2 million for the nine months ended September 30, 2014 compared to $32.4 million for the nine months ended September 30, 2013. The increase was primarily due to higher staffing levels reflecting our merger with Wexford.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $2.9 million for the nine months ended September 30, 2014 compared to $5.3 million for the nine months ended September 30, 2013. Acquisition-related expenses for the nine months ended September 30, 2014 primarily related to our acquisitions of the 300 George Street, 100 College Street and 430 Cambridge Science Center properties. Acquisition-related expenses for the nine months ended September 30, 2013 primarily related to our merger with Wexford.
Equity in net income/(loss) of unconsolidated partnerships. Equity in net income of unconsolidated partnerships increased $1.3 million to $585,000 for the nine months ended September 30, 2014 compared to equity in net loss of unconsolidated partnerships of $697,000 for the nine months ended September 30, 2013. The increase was primarily due to our $2.0 million share of lease termination revenue at the 650 East Kendall property, which is owned by our PREI joint venture.
Interest Expense, Net. Interest cost incurred for the nine months ended September 30, 2014 totaled $89.1 million compared to $89.9 million for the nine months ended September 30, 2013. Total interest cost incurred decreased primarily as a result of the $333.4 million early repayment of the mortgage note secured by our Center for Life Science | Boston property and the exchange of approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes for shares of common stock, partially offset by the issuance of our Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $6.5 million to $73.4 million for the nine months ended September 30, 2014 compared to $79.9 million for the nine months ended September 30, 2013, primarily as a result of a $5.7 million increase in capitalized interest related to increased development in 2014.
Interest expense, net consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Mortgage notes payable	$23,731	$32,647
Amortization of debt premium on mortgage notes payable	(1,831)	(1,011)
Amortization of deferred interest costs	5,052	5,134
Derivative instruments	2,677	1,752
Unsecured senior term loans	5,572	5,921
Exchangeable senior notes	4,616	5,063
Unsecured senior notes	35,582	31,003
Amortization of debt discount on notes	858	673
Unsecured line of credit	5,981	1,997
Unsecured line of credit fees	1,494	1,922
Amortization of deferred loan fees	4,667	4,550
Amortization - put / call / preferred return	691	238
Interest cost incurred	89,090	89,889
Capitalized interest	(15,734)	(9,999)
Total interest expense, net	$73,356	$79,890

Other Income / (Expense). Other income of $11.3 million for the nine months ended September 30, 2014 was primarily due to $12.8 million of gains and dividend income relating to investment securities, partially offset by a $1.3 million other-than-temporary impairment relating to our cost basis investment in a privately-held company. Other expense of $4.1 million for the nine months ended September 30, 2013 was primarily due to a $2.8 million impairment charge relating to our cost basis investment in, and notes receivable from, a privately-held company that was in liquidation.

Cash Flows
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

	2014	2013	Change
	(In thousands)
Net cash provided by operating activities	$223,866	$204,702	$19,164
Net cash used in investing activities	(270,680)	(704,902)	434,222
Net cash provided by financing activities	46,180	509,507	(463,327)
Ending cash and cash equivalents balance	33,864	29,230	4,634

Net cash provided by operating activities increased $19.2 million to $223.9 million for the nine months ended September 30, 2014 compared to $204.7 million for the nine months ended September 30, 2013. The increase was primarily due to cash flow generated by acquisitions, cash rent commencements on new leases and the receipt of a prepayment fee for our construction loan receivable in May 2014.

Net cash used in investing activities decreased $434.2 million to $270.7 million for the nine months ended September 30, 2014 compared to $704.9 million for the nine months ended September 30, 2013. The decrease primarily resulted from lower acquisition related activities and the repayment of our construction loan receivable, partially offset by increased capital expenditures on projects under development.

Net cash provided by financing activities of $46.2 million during the nine months ended September 30, 2014 primarily resulted from proceeds from the issuance of our Notes due 2019 and net draw on our line of credit, partially offset by the early repayment of the mortgage note secured by our Center for Life Science | Boston property and payment of dividends. Net cash provided by financing activities of $509.5 million during the nine months ended September 30, 2013 primarily resulted from the net impact of proceeds from the issuances of common stock used to redeem our Series A preferred stock and proceeds from our Term Loan due 2018, partially offset by payment of dividends.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common stockholders	$15,960	$4,247	$53,429	$27,441
Adjustments:
Gain on sale of assets	—	(230)	—	(230)
Noncontrolling interests in operating partnership (1)	429	118	1,463	534
Depreciation and amortization - unconsolidated partnerships	2,312	380	3,088	1,116
Depreciation and amortization - consolidated entities	64,452	61,898	189,597	186,219
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(699)	(515)	(1,739)	(709)
FFO available to common shares and units - basic	82,454	65,898	245,838	214,371
Interest expense on Exchangeable Senior Notes (2)	1,241	1,688	4,616	5,063
FFO available to common shares and units - diluted	83,695	67,586	250,454	219,434
Acquisition-related expenses	487	907	2,871	5,263
CFFO available to common shares and units - diluted	$84,182	$68,493	$253,325	$224,697
FFO per share - diluted	$0.40	$0.33	$1.20	$1.13
CFFO per share - diluted	$0.40	$0.33	$1.21	$1.15
Weighted-average common shares and units outstanding - diluted (2) (3)	208,649,141	207,952,002	208,723,924	194,899,709

(1)
Net income allocable to noncontrolling interests in the operating partnership is included in net income available to unitholders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The three and nine months ended September 30, 2014 include 7,589,600 and 9,571,008 shares of potentially issuable common stock, respectively, pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method. Both the three and nine months ended September 30, 2013 include 10,405,224 shares of potentially issuable common pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended September 30, 2014 and 2013 include 1,484,648 and 1,415,135 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The nine months ended September 30, 2014 and 2013 include 1,501,559 and 1,373,245 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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

As of September 30, 2014, the Company owned an approximate 97.4% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.6% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2014 were as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$2,080	$31,784	$229,632	$32,306	$47,804	$121,525	$465,131
Unsecured line of credit	—	—	—	—	229,000	—	229,000
Term Loan due 2017 - U.S. dollar	—	—	—	243,596	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	—	162,280	—	—	162,280
Term Loan due 2018	—	—	—	—	350,000	—	350,000
Exchangeable Senior Notes	—	—	—	—	—	95,678	95,678
Notes due 2016	—	—	400,000	—	—	—	400,000
Notes due 2019	—	—	—	—	—	400,000	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	2,080	31,784	629,632	438,182	626,804	1,117,203	2,845,685
Share of unconsolidated indebtedness:
Secured mortgage	—	1,390	—	—	—	—	1,390
Secured construction loan	—	27,795	—	—	—	—	27,795
Total share of unconsolidated indebtedness	—	29,185	—	—	—	—	29,185
Total indebtedness	$2,080	$60,969	$629,632	$438,182	$626,804	$1,117,203	$2,874,870

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2014.
Certain mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of September 30, 2014.

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

In July 2014, a wholly-owned subsidiary of PREI I LLC entered into an agreement with the lenders of its secured construction loan facility to extend the maturity date from August 13, 2014 to August 13, 2015 and reduce the applicable credit spread, with an option to extend the maturity date to August 13, 2016 at its discretion, after satisfying certain conditions and paying an extension fee.

During the three months ended September 30, 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 4,955,377 shares of common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes.

The credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of September 30, 2014.

The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of September 30, 2014.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At September 30, 2014, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $363.8 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at September 30, 2014 was approximately $6.9 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	September 30, 2014
Debt:
Mortgage notes payable (1)		$465,131	6.7%
Exchangeable senior notes		95,678	1.4%
Unsecured senior notes (1)		1,300,000	18.7%
Unsecured senior term loans (1)(2)		755,876	10.9%
Unsecured line of credit		229,000	3.3%
Total debt		2,845,685	41.0%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	202,860,631	4,097,785	59.0%
Total equity		4,097,785	59.0%
Total capitalization		$6,943,470	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling, or GBP, equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $162.3 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2014.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $20.20 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At September 30, 2014, 197,455,157 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

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

Off-Balance Sheet Arrangements
As of September 30, 2014, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $2.7 million at each of September 30, 2014 and December 31, 2013. The liabilities were $2.8 million at each of September 30, 2014 and December 31, 2013. Our equity in net loss of BioPark Fremont, LLC was $39,000 for the nine months ended September 30, 2014.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.5 million and $13.8 million at September 30, 2014 and December 31, 2013, respectively. The liabilities were $10.7 million at each of September 30, 2014 and December 31, 2013. Our equity in net income of the McKellar Court partnership was $686,000 and $683,000 for the nine months ended September 30, 2014 and 2013, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $276.6 million and $255.5 million at September 30, 2014 and December 31, 2013, respectively, and the liabilities were $149.9 million and $150.7 million at September 30, 2014 and

December 31, 2013, respectively. Our equity in net loss of the PREI joint ventures was $62,000 and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.
We are the primary beneficiary in six other VIEs, consisting of properties in which the tenant has a fixed-price purchase option, and VIEs at nine properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	September 30, 2014	December 31, 2013	Maturity Date
BioPark Fremont	50%	3.7%	$1,390	$1,356	May 1, 2015
PREI I LLC (3)	20%	2.2%	27,795	27,795	August 13, 2015
Total			$29,185	$29,151

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of September 30, 2014.

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

The following table provides historical dividend information for our common and preferred stock for the prior two fiscal years and the nine months ended September 30, 2014:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share	Dividend per Preferred Share
March 31, 2012	March 15, 2012	April 16, 2012	$0.215	$0.46094
June 30, 2012	June 15, 2012	July 16, 2012	0.215	0.46094
September 30, 2012	September 14, 2012	October 15, 2012	0.215	0.46094
December 31, 2012	December 12, 2012	January 15, 2013	0.235	0.46094
March 31, 2013(1)	March 15, 2013	April 15, 2013	0.235	—
June 30, 2013	June 14, 2013	July 15, 2013	0.235	—
September 30, 2013	September 16, 2013	October 15, 2013	0.235	—
December 31, 2013	December 12, 2013	January 15, 2014	0.250	—
March 31, 2014	March 17, 2014	April 15, 2014	0.250	—
June 30, 2014	June 16, 2014	July 15, 2014	0.250	—
September 30, 2014	September 16, 2014	October 15, 2014	0.250	—

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
Interest Rate Risk
As of September 30, 2014, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	September 30, 2014
Fixed interest rate (2)	$1,806,569	63.3%	4.28%
Variable interest rate - hedged (3)	562,280	19.7%	2.21%
Variable interest rate - unhedged (4)	483,820	17.0%	1.45%
Total/weighted-average effective interest rate	$2,852,669	100.0%	3.39%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.62 to £1.00 at September 30, 2014. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.56% for the remaining term of the Term Loan due 2017(including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.90% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2014, the fair-value of all fixed-rate debt was estimated to be $1.9 billion compared to the net carrying value of $1.8 billion (including debt premiums and discounts). At September 30, 2014, both the fair-value and carrying value of all variable-rate debt was estimated to be $1.0 billion. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2014 in relation to total assets of $6.2 billion and equity market capitalization of $4.1 billion of BioMed Realty Trust, Inc.’s common stock and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at September 30, 2014, a 1% change in interest rates would change our interest costs by approximately $5.1 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of September 30, 2014, would equal approximately $6.0 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended September 30, 2014 and 2013, total revenues from properties outside the United States were $6.5 million and $4.5 million, respectively, which represented 3.8% and 2.8% of our total revenues during the respective periods. For the nine months ended September 30, 2014 and 2013, total revenues from properties outside the United States were $16.1 million and $13.5 million, respectively, which represented 3.2% and 2.8% of our total revenues during the respective periods. Our net investments in properties outside the United States were $198.2 million and $190.2 million at September 30, 2014 and December 31, 2013, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $35.9 million as of September 30, 2014.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)

None.

Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended September 30, 2014, our Parent Company issued an aggregate of 5,370 shares of its common stock (excluding the forfeiture of an aggregate of 31,356 shares of common stock over the same period) in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended September 30, 2014, the operating partnership issued an aggregate of 5,370 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement (excluding the forfeiture of 31,356 shares of common stock over the same period).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Second Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29. 2013).
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	October 30, 2014	Dated:	October 30, 2014