Form 10-K
period 2014-12-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2015-02-06
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
The aggregate market value of the 191,264,611 shares of common stock of BioMed Realty Trust, Inc. held by non-affiliates of the registrant was $4,175,306,458 based upon the last reported sale price of $21.83 per share on the New York Stock Exchange on June 30, 2014, the last business day of its most recently completed second quarter.
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of February 5, 2015 was 203,712,440.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of BioMed Realty Trust, Inc.’s Proxy Statement with respect to its 2015 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the registrant’s fiscal year are incorporated by reference into Part III hereof.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of December 31, 2014, BioMed Realty Trust, Inc. owned an approximate 97.4% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.6% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
Noncontrolling interests and stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of BioMed Realty Trust, Inc. and those of BioMed Realty, L.P. The operating partnership and long term incentive plan units in BioMed Realty, L.P. that are not owned by BioMed Realty Trust, Inc. are accounted for as partners’ capital in BioMed Realty, L.P.’s financial statements and as noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements. The noncontrolling interests in BioMed Realty, L.P.’s financial statements include the interests of joint venture partners. The noncontrolling interests in BioMed Realty Trust, Inc.’s financial statements include the same noncontrolling interests at the BioMed Realty, L.P. level as well as the limited partnership unit holders of BioMed Realty, L.P., not including BioMed Realty Trust, Inc. The differences between stockholders’ equity and partners’ capital result from the differences in the equity issued at the BioMed Realty Trust, Inc. and BioMed Realty, L.P. levels.
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
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1. BUSINESS
Forward-Looking Statements
We make statements in this report that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Likewise, our statements regarding anticipated growth in our funds from operations and anticipated market conditions, demographics and results of operations are forward-looking statements. Forward-looking statements involve numerous risks and uncertainties, and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses,

•	our dependence on significant tenants,

•	our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit,

•	general economic conditions, including downturns in the foreign, domestic and local economies,

•	changes in interest rates and foreign currency exchange rates,

•	volatility in financial and securities markets,

•	defaults on or non-renewal of leases by tenants,

•	our inability to compete effectively,

•	increased operating costs,

•	our inability to successfully complete real estate acquisitions, developments and dispositions,

•	risks and uncertainties affecting property development and construction,

•	risks associated with tax credits, grants and other subsidies to fund development activities,

•	our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and companies,

•	our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations,

•	risks associated with our investments in loans, including borrower defaults and potential principal losses,

•	reductions in asset valuations and related impairment charges,

•	the loss of services of one or more of our executive officers,

•	BioMed Realty Trust, Inc.’s failure to qualify or continue to qualify as a REIT,

•	our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies,

•	government approvals, actions and initiatives, including the need for compliance with environmental requirements,

•	the effects of earthquakes and other natural disasters,

•	lack of or insufficient amounts of insurance,

•	risks associated with security breaches and other disruptions to our information technology networks and related systems, and

•	changes in real estate, zoning and other laws and increases in real property tax rates.
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
General
We own, acquire, develop, redevelop, lease and manage laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks located near or adjacent to universities and their related medical systems. BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership, were formed on April 30, 2004 and commenced operations on August 11, 2004, after completing BioMed Realty Trust, Inc.’s initial public offering. BioMed Realty Trust, Inc. operates as a REIT for federal income tax purposes. BioMed Realty, L.P. is the entity through which BioMed Realty Trust, Inc. conducts its business and owns its assets.
At December 31, 2014, we owned or had interests in properties comprising approximately 17.5 million rentable square feet.
Our senior management team has significant experience in the real estate industry, principally focusing on properties designed for life science tenants. We operate as a fully integrated, self-administered and self-managed REIT, providing property management, leasing, development and administrative services to our properties. As of February 5, 2015, we had 247 employees.
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
2014 Highlights
Financial Results

	Year Ended December 31,
	2014	2013	Increase	Percent Increase
	(in thousands, except per share data)
CFFO - diluted	$327,443	$295,711	$31,732	10.7%
CFFO per share - diluted	$1.57	$1.49	$0.08	5.4%
Same property net operating income - cash basis	$356,287	$340,043	$16,244	4.8%
Total revenues	$674,609	$637,314	$37,295	5.9%
Rental revenues	$485,761	$445,980	$39,781	8.9%
Gain on sale of real estate	$136,609	$—	$136,609	100.0%

For definitions and discussion of same property net operating income - cash basis and core funds from operations, or CFFO, see the section below entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Leasing
During the year ended December 31, 2014, we executed 203 leasing transactions representing approximately 2.8 million square feet, including 149 new leases totaling approximately 1.8 million square feet and 54 leases which were amended to extend their terms totaling 989,314 square feet. As of December 31, 2014, our total operating portfolio was 91.6% leased on a weighted-average basis to 327 tenants. Significant transactions included:

Property	Market	Tenant	Square Feet
New Leases
4570 Executive Drive	San Diego	Synthetic Genomics	70,000
4570 Executive Drive	San Diego	Human Longevity	56,000
3737 Market Street	Pennsylvania	Penn Presbyterian Medical Center	56,000
3737 Market Street	Pennsylvania	Spark Technologies, LLC	28,000
10240 Science Center Drive	San Diego	Affymetrix	29,000
10255 Science Center Drive	San Diego	Affymetrix	54,000
One Research Way	New York / New Jersey	Sys-Tech Solutions	51,000
Bridgeview Technology Park II	San Francisco	OptiScan Biomedical Corporation	50,000
Wateridge Circle	San Diego	Intertek USA	46,000
Ardsley Park	New York / New Jersey	Acorda Therapeutics	25,000
500 Fairview Avenue	Seattle	Novo Nordisk	25,000
650 East Kendall (Kendall B)	Boston	Baxter Healthcare Corporation	206,000
Woodside Technology Park	San Francisco	Bristol-Myers Squibb	61,000
9708-9714 Medical Center Drive	Maryland	GlycoMimetics	34,000
Piedmont Triad Research - Wake 90	North Carolina	Mullen Communications	35,000
500 Fairview Avenue	Seattle	NanoString Technologies	22,000
Lincoln Centre	San Francisco	Illumina	360,000

Renewals, Amendments or Extensions
Pacific Research Center	San Francisco	Revance Therapeutics	90,000
Pacific Industrial Center	San Francisco	Theranos	236,000
Woodside Technology Park	San Francisco	Bristol-Myers Squibb	133,000
Granta Park	Cambridge, UK	PPD Global Limited	65,000
Ardenwood Venture	San Francisco	Ardelyx	28,000
530 Fairview Avenue	San Francisco	NanoString Technologies	36,000
Paramount Parkway	North Carolina	Bayer CropScience	62,000
300 George Street	University Related / Other	Melinta Therapeutics	28,000
Weston Parkway	North Carolina	FUJIFILM Diosynth Biotechnologies	31,000
Investments
During 2014, we acquired approximately 1.4 million rentable square feet of laboratory and office space, which was 90.7% leased at acquisition on a weighted-average basis, for approximately $382.0 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet(1)	Investment	Percent Leased at Acquisition
				(In thousands)
100 College Street (2)	University Related - Other	April 4, 2014	510,419	$191,000	99.1%
300 George Street (3)	University Related - Other	April 4, 2014	518,940	117,000	98.7%
430 Cambridge Science Park (4)	Cambridge, UK	May 15, 2014	42,410	22,700	100%
Wake 60 (5)	North Carolina	December 17, 2014	283,250	51,300	59.3%
Total / weighted-average (6)			1,355,019	$382,000	90.7%

(1)	Rentable square feet at time of acquisition.

(2)	Investment includes a noncontrolling interest of $5.0 million, an assumed construction loan of $21.7 million and approximately $102.3 million in estimated completion costs at time of acquisition.

(3)	Investment includes a noncontrolling interest of $5.0 million and an assumed mortgage note payable of $46.3 million.

(4)	Investment includes £12.0 million to be paid upon completion of the building.

(5)	Investment includes approximately $47.8 million in estimated completion costs, net of tax credits funding, at time of acquisition.

(6)	Excludes approximately 2.3 million square feet of estimated potential development resulting from a 99-year ground lease entered into with Drexel University for approximately $18.2 million during 2014.
In addition, in 2014 we received an early payoff on our investment in our construction loan secured by the Fan Pier development project in Boston, Massachusetts, totaling $199.3 million, reflecting the repayment of $191.2 million in principal and accrued interest receivable, and prepayment fees of approximately $8.1 million.
Development Activity

We achieved the following development milestones during 2014:

•
Signed a 15-year lease with Illumina on a new 360,000 square foot life science campus consisting of two buildings in Foster City, California, with an option for Illumina to expand the campus with the development of a third building providing at least an additional 160,000 square feet, which would bring the campus to a total of at least 520,000 square feet.

•
Initiated a new, fully-leased build-to-suit investment to comprise approximately 42,400 square feet of laboratory and office space in the Cambridge Science Park in Cambridge, United Kingdom. The property is 100% pre-leased to Takeda Pharmaceutical Company Limited for 16 years.

•	Commenced construction of a 122,700 square foot laboratory and office building at 500 Fairview Avenue in Seattle, Washington.

•
Entered into a 99-year ground lease on a 10-acre site in Philadelphia for future development through a collaboration between Drexel University and Wexford Science & Technology, LLC and related entities, or Wexford.

•
Completed construction of the 3737 Science Center life science building on the Science Center campus in Philadelphia, Pennsylvania, a 334,000 square foot laboratory and office building developed through a joint venture between the University City Science Center and Wexford.

Financings

Significant financing activities during 2014 included the following:

•	Completed a public offering of $400.0 million of unsecured 2.625% Senior Notes due 2019, or the Notes due 2019, issued at 99.408% of the principal amount to yield 2.752% to maturity.

•
Issued 4,955,377 shares of BioMed Realty Trust, Inc.'s common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes, at the request of the holders that exercised their exchange right. Subsequent to December 31, 2014, we issued 5,764,026 shares of BioMed Realty Trust, Inc.'s common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes, at the request of the remaining holders.

•	Repaid in full the $333.4 million principal amount outstanding on our mortgage loan secured by the Center for Life Science | Boston, which bore interest at 7.75% per annum.

•	Ended the fourth quarter with a debt to total gross assets ratio of 38.1%, with approximately $816.0 million of capacity on our unsecured line of credit.
Strategic Dispositions
In December 2014, we closed on the sale of our 9911 Belward Campus Drive property for approximately $322.5 million in gross proceeds, resulting in a gain on sale of approximately $136.6 million, net of closing costs. The sale proceeds reflected a purchase price of $1,112 per square foot for the 289,900 square foot biological manufacturing facility located in Rockville, Maryland.
Board of Directors and Senior Management
During 2014, we continued to enhance the depth and breadth of our senior leadership team with the following additions and promotions:

•	Janice L. Sears, an experienced executive, investment banker and commercial real estate expert, joined our board of directors in April 2014.

•	David Hsiao was promoted to Vice President, Information Technology in February 2014.
Common Stock Dividends
During 2014, we declared aggregate quarterly dividends on BioMed Realty Trust, Inc.’s common stock of $1.01 per common share, representing a 5.8% increase over aggregate quarterly dividends declared in 2013. In addition, we declared and paid a special dividend of $0.30 per share of common stock in 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.
OP Unit Distributions
During 2014, we declared aggregate quarterly distributions on BioMed Realty, L.P.’s operating partnership units and long-term incentive plan units (individually referred to as LTIP units, and collectively with the operating partnership units referred to as OP units) of $1.01 per OP unit, representing a 5.8% increase over aggregate quarterly distributions for OP units declared in 2013. In addition, we declared and paid a special distribution of $0.30 per OP unit in 2014, reflecting a return to unit holders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.
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
Target Markets
Our target markets - Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks located near or adjacent to universities and their related medical systems - have emerged as the primary hubs for research, development and production in the life science industry. Each of these markets benefits from the presence of mature life science companies, which provide scale and stability to the market, as well as academic and university environments and government entities to contribute innovation, research, personnel and capital to the private sector. In addition, the clustered research environments within these target markets typically provide a high quality of life for the research professionals and a fertile ground for new life science ideas and ventures.
Positive Life Science Industry Trends
We expect continued long-term growth in the life science industry due to factors including:

•
the aging of the U.S. population resulting from the transition of baby boomers to senior citizens, which has increased the demand for new drugs and health care treatment alternatives to extend, improve and enhance their quality of life, and

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
Federal asbestos regulations and certain state laws and regulations require building owners and those exercising control over a building’s management to identify and warn, via signs, labels or other notices, of potential hazards posed by the actual or potential presence of asbestos-containing materials, or ACMs, in their building. The regulations also set forth employee training, record-keeping and due diligence requirements pertaining to ACMs and potential ACMs. Significant fines can be assessed for violating these regulations. Building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs as a result of these regulations. The regulations may affect the value of a building containing ACMs and potential ACMs in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release to the environment of ACMs and potential ACMs and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACMs and potential ACMs. See “Risk Factors - Risks Related to the Real Estate Industry - We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
Federal, state and local environmental laws and regulations also require removing or upgrading certain underground storage tanks and regulate the discharge of storm water, wastewater and other pollutants; the emission of air pollutants; the generation, management and disposal of hazardous or toxic chemicals, substances or wastes; and workplace health and safety. Life science industry tenants, including certain of our tenants, engage in various research and development activities involving the controlled use of hazardous materials, chemicals, biological and radioactive compounds. Some of our tenants, particularly those in the biotechnology, life sciences and technology manufacturing industries, routinely handle hazardous substances and wastes as part of their operations at our properties, including acetonitrile, alcohol, ammonia, argon, batteries, carbon dioxide, chemical solvents, cryogenic gases, dichlorophenol, diesel fuel for emergency generators, fluorine, hydrocarbons, hydrogen, medical waste, methane, naturalyte acid, neon, nitrogen, nitrous oxide, oxygen, radioactive material and tetrahydrofuran. Many of these compounds and materials are used in the experiments, clinical trials, research and development and light manufacturing efforts conducted by our tenants. Although we believe that the tenants’ activities involving such materials comply in all material respects with applicable laws and regulations, the risk of contamination or injury from these materials cannot be completely eliminated. In the event of such contamination or injury, we could be held liable for any damages that result, and any such liability could exceed our resources and our environmental remediation insurance coverage. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own. See “Risk Factors - Risks Related to the Real Estate Industry - We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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
Insurance
We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court property in San Diego and Shady Grove Road property in Maryland, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies or equivalent course of construction coverage for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We believe the policy specifications and insured limits are adequate given the relative risk of loss, cost of the coverage and standard industry practice. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. See “Risk Factors - Risks Related to the Real Estate Industry - Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders” under Item 1A. below.
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

Foreign Operations

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the years ended December 31, 2014, 2013, and 2012 total revenues from properties outside the United States were $20.2 million, $18.2 million and $10.3 million, respectively, which represented 3.0%, 2.9% and 2.0%, respectively, of our total revenues during the same periods. Our net investments in properties outside the United States were $200.2 million, $190.2 million and $188.8 million at December 31, 2014, 2013 and 2012, respectively. Prior to 2012, we did not engage in any foreign operations or derive any revenue from foreign sources.

ITEM IA. RISK FACTORS
For purposes of this section, the term “stockholders” means the holders of shares of BioMed Realty Trust, Inc.’s common stock and preferred stock and the term “unit holders” means the holders of BioMed Realty, L.P.’s OP units and preferred units.
Risks Related to Our Properties, Our Business and Our Growth Strategy
Because we lease our properties to a limited number of tenants, and to the extent we depend on a limited number of tenants in the future, the inability of any single tenant to make its lease payments could adversely affect our business and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
As of December 31, 2014, we had 366 tenants in our portfolio of 17.5 million square feet. Our top twenty tenants represented 54.9% of our annualized base rent, and 46.7% of our total leased rentable square footage as of December 31, 2014. There can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If a tenant defaults, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
Our revenue and cash flow, and consequently our ability to make distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders, could be materially adversely affected if any of our significant tenants were to become bankrupt or insolvent, suffer a downturn in their business, curtail or suspend their operations, or fail to renew their leases at all or renew on terms less favorable to us than their current terms.
Life science entities, which comprise the vast majority of our tenant base, face high levels of regulation, expense and uncertainty that may adversely affect their ability to pay us rent and consequently adversely affect our business.
Life science entities comprise the vast majority of our tenant base and, as a result, adverse conditions affecting the life science industry will more adversely affect our business, and thus our ability to make distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders, than if our business strategy included a more diverse tenant base. Life science industry tenants, particularly those involved in developing and marketing drugs and drug delivery technologies, fail from time to time as a result of various factors. Many of these factors are particular to the life science industry. For example:

•
Our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies and many of them have a history of recurring losses. The economic environment in recent years has significantly impacted the ability of these companies to access the capital markets and venture capital funding. In addition, state and federal government and university budgets have been negatively impacted by the recent economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. If private investors, the government, universities, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

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

•
Legislation to reform the U.S. healthcare system, including regulations and legislation relating to the Affordable Care Act, may include government intervention in product pricing and other changes that adversely affect reimbursement for our tenants’ marketable products. In addition, sales of many of our tenants’ marketable products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations, price controls or third-party payors’ reimbursement policies may reduce reimbursement for our tenants’ marketable products and adversely impact our tenants’ businesses.

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
The bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. The bankruptcy court also might authorize the tenant to reject and terminate its lease with us, which would generally result in any unpaid, pre-bankruptcy rent being treated as an unsecured claim. An unsecured claim may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. In addition, our claim against the tenant for unpaid, future rent would be subject to a statutory cap equal to the greater of (1) one year of rent or (2) 15% of the remaining rent on the lease (not to exceed three years of rent). This cap might be substantially less than the remaining rent actually owed under the lease. Additionally, a bankruptcy court may require us to turn over to the estate all or a portion of any deposits, amounts in escrow, or prepaid rents. Our claim for unpaid, pre-bankruptcy rent, our lease termination damages and claims relating to damages for which we hold deposits or other amounts that we were forced to repay would likely not be paid in full. During the years ended December 31, 2014 and 2013, we incurred approximately $696,000 and $324,000, respectively, of rental operations expense related to early lease terminations and tenant receivables that were deemed to be uncollectible due to tenants that filed for bankruptcy at the time of lease termination or shortly thereafter.
We may fail to obtain the financial results expected from the properties we acquire, develop or renovate, making them unprofitable or less profitable than we had expected, or operate new properties successfully, which could harm our financial condition and ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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

The realization of any of the above risks could significantly and adversely affect our financial condition, results of operations, cash flow, per share trading price of our securities, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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
Our future success depends, to a significant extent, on the continued services of our management team. In particular, we depend on the efforts of Alan D. Gold, our Chairman and Chief Executive Officer, R. Kent Griffin, Jr., our President and Chief Operating Officer, Greg N. Lubushkin, our Chief Financial Officer, and Gary A. Kreitzer, our Executive Vice President. Among the reasons that Messrs. Gold, Griffin, Lubushkin and Kreitzer are important to our success are that they have extensive real estate and finance experience, and strong reputations within the life science industry. Our management team has developed informal relationships through past business dealings with numerous members of the scientific community, life science investors, current and prospective life science industry tenants and real estate brokers. We expect that their reputations will continue to attract business and investment opportunities before the active marketing of properties and will assist us in negotiations with lenders, existing and potential tenants, and industry personnel. If we lost their services, our relationships with such lenders, existing and prospective tenants, and industry personnel could suffer. We do not have employment agreements with any of our executive officers.
We may not be successful in acquiring and integrating properties or companies that meet our investment criteria, which may impede our growth.
In addition to properties consisting of 2.3 million rentable square feet of laboratory and office space we acquired in connection with our initial public offering in August 2004, as of December 31, 2014, we had acquired or had acquired an interest in properties consisting of an additional 15.2 million rentable square feet of laboratory and office space (net of property dispositions). We continue to evaluate the market of available properties and may acquire properties when strategic opportunities exist. Changing market conditions, including competition from others, may diminish our opportunities for acquiring a desired property on favorable terms or at all. Even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction. We also may be unable to obtain financing on favorable terms (or at all), including continued access to our unsecured line of credit, which may be necessary or desirable to fund property acquisitions. We may not be able to quickly and efficiently integrate any properties that we acquire into our organization and manage and lease the new properties in a way that allows us to realize the financial returns that we expect. In addition, we may incur unanticipated costs to make necessary improvements or renovations to acquired properties. Furthermore, our efforts to integrate new property acquisitions may divert management’s attention away from or cause disruptions to the operations at our existing properties.
In May 2013, we completed a merger with Wexford and may acquire other companies in the future. Acquisitions of companies present risks that are in addition to the property-specific risks identified above, including risks associated with our ability to integrate the operations or information technology of acquired companies, maintain consistent standards, controls, policies and procedures and retain key employees.
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
As of December 31, 2014, our Boston properties represented 32.8% of our annualized base rent and 20.4% of our total leased square footage. As of December 31, 2014, our California properties located in San Francisco and San Diego represented 24.6% of our annualized base rent and 29.7% of our total leased square footage. Because of this concentration in two geographic regions, we are particularly vulnerable to adverse conditions affecting Boston and California, including general economic conditions, increased competition, a downturn in the local life science industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions. In addition, we cannot assure you that these markets will continue to grow or remain favorable to the life science industry. The performance of the life science industry and the economy in general in these geographic markets may affect occupancy, market rental rates and expenses, and thus may affect our performance and the value of our properties. We are also subject to greater risk of loss from earthquakes or wildfires because of our properties’ concentration in California. The close proximity of our properties in San Francisco to a fault line makes them more vulnerable to earthquakes than properties in many other parts of the country. Likewise, the increased risk of wildfires may make the properties we own in the San Diego area more vulnerable to fire damage or destruction than properties in many other parts of the country.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personally identifiable information, and tenant and lease data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other sensitive information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. While, to date, we have not experienced a security breach, this risk has generally increased as the number, intensity and sophistication of such breaches and attempted breaches from around the world have increased. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, divert significant management attention and resources to remedy any damages that result, subject us to liability claims or regulatory penalties and have a material adverse effect on our business, financial condition and results of operations.
Risks Related to the Real Estate Industry
Our performance and value are subject to risks associated with the ownership and operation of real estate assets and with factors affecting the real estate industry.
Our ability to make expected distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders depends on our ability to generate revenues in excess of expenses, our scheduled principal payments on debt and our capital expenditure requirements. Events and conditions that are beyond our control may decrease our cash available for distribution and the value of our properties. These events include:

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
Any of these events could adversely affect our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
Significant competition may decrease or prevent increases in our properties’ occupancy and rental rates and may reduce our investment opportunities.
We face competition from various entities for investment opportunities in properties for life science tenants, including other REITs, such as health care REITs and suburban office property REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Further, as a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, ability to satisfy our debt service obligations and ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders may be adversely affected.
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
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
If we cannot renew leases, we may be unable to re-lease our properties at rates equal to or above the current rate. Even if we can renew leases, tenants may be able to negotiate lower rates as a result of market conditions. Market conditions may also hinder our ability to lease vacant space in newly developed or redeveloped properties. In addition, we may enter into or acquire leases for properties that are specially suited to the needs of a particular tenant. Such properties may require renovations, tenant improvements or other concessions in order to lease them to other tenants if the initial leases terminate. Any of these factors could adversely impact our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
We have, and may have more in the future, exposure to fixed rent escalators, which could impact our growth and results of operations.
We derive a significant portion of our revenues by leasing our properties on a long-term basis in which the rental rate is generally fixed with annual escalations. These annual increases may be based on fixed percentage increases or on increases in the Consumer Price Index, with caps. If these annual escalations lag behind inflation, it could adversely impact our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.'s common stock, our ability to satisfy our debt obligations and our ability to pay distributions to BioMed Realty, L.P.'s unit holders or BioMed Realty Trust, Inc.'s stockholders.
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
Uninsured and underinsured losses could adversely affect our operating results and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
We carry commercial general liability, “all-risk” property insurance (subject to policy terms, conditions, limitations and exclusions), including fire and extended coverage, terrorism and loss of rental income insurance, covering all of our properties under a blanket portfolio policy, with the exception of property insurance on our McKellar Court, and Shady Grove Road locations, which is carried directly by the tenants in accordance with the terms of their respective leases, and builders’ risk policies or equivalent course of construction coverage for any projects under construction. In addition, we carry workers’ compensation coverage for injury to our employees. We also carry environmental insurance for our properties. This insurance, subject to certain exclusions and deductibles, covers the cost to remediate environmental damage caused by unintentional future spills or the historic presence of previously undiscovered hazardous substances, as well as third-party bodily injury and property damage claims related to the release of hazardous substances. We intend to carry similar insurance with respect to future acquisitions as appropriate. A substantial portion of our properties are located in areas subject to earthquake loss, such as San Diego and San Francisco, California and Seattle, Washington. Although we presently carry earthquake insurance on our properties, the amount of earthquake insurance coverage we carry may not be sufficient to fully cover losses from earthquakes. In addition, we may discontinue earthquake, terrorism, windstorm or other insurance, or may elect not to procure such insurance, on some or all of our properties in the future if the cost of the premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss.
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
We could incur significant costs related to government regulation and private litigation over environmental matters involving the presence, discharge or threat of discharge of hazardous or toxic substances, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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
Some of our properties have had contamination in the past that required cleanup. In most cases, we believe the contamination has been effectively remediated, and that any remaining contamination either does not require remediation or that the costs associated with such remediation will not be material to us. However, we cannot guarantee that additional contamination will not be discovered in the future or any identified contamination will not continue to pose a threat to the environment or that we will not have continued liability in connection with such prior contamination. Our Kendall Street properties, in Cambridge, Massachusetts, are located on the site of a former manufactured gas plant. Various remedial actions were performed on these properties, including soil stabilization to control the spread of oil and hazardous materials in the soil. Another of our properties, Elliott Avenue, has known soil contamination beneath a portion of the building located on the property. Based on environmental consultant reports, management does not believe any remediation of the Elliott Avenue property would be required unless major structural changes were made to the building that resulted in the soil becoming exposed. In addition, the remediation of certain environmental conditions were performed at off-site parcels located in Cambridge, Massachusetts, which was an assumed obligation of PREI II LLC, one of our joint ventures with Prudential Real Estate Investors, or PREI. We do not expect these matters to materially adversely affect such properties’ value or the cash flows related to such properties, but we can provide no assurances to that effect.
Environmental laws also:

•	may require the removal or upgrade of underground storage tanks,

•	regulate the discharge of storm water, wastewater and other pollutants,

•	regulate air pollutant emissions,

•	regulate hazardous materials generation, management and disposal, and

•	regulate workplace health and safety.
Life science industry tenants, our primary tenant industry focus, frequently use hazardous materials, chemicals, heavy metals, and biological and radioactive compounds. Our tenants’ controlled use of these materials subjects us and our tenants to laws that govern using, manufacturing, storing, handling and disposing of such materials and certain byproducts of those materials. We are unaware of any of our existing tenants violating applicable laws and regulations, but we and our tenants cannot completely eliminate the risk of contamination or injury from these materials. If our properties become contaminated, or if a party is injured, we could be held liable for any damages that result. Such liability could exceed our resources and any environmental remediation insurance coverage we have, which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders. Licensing requirements governing use of radioactive materials by tenants may also restrict the use of or ability to transfer space in buildings we own.
We could incur significant costs related to governmental regulation and private litigation over environmental matters involving asbestos-containing materials, (ACMs), which could adversely affect our operations, the value of our properties, and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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
Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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
All of our properties in the United States are required to comply with the ADA. The ADA requires that all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit of all of such properties to determine compliance. If one or more properties are not in compliance with the ADA, then we would be required to bring the non-compliant properties into compliance. Compliance with the ADA could require removing access barriers. Non-compliance could result in imposition of fines by the U.S. government or an award of damages and/or attorneys’ fees to private litigants, or both. Additional federal, state and local laws also may require us to modify properties or could restrict our ability to renovate properties. Complying with the ADA or other legislation could be very expensive. If we incur substantial costs to comply with such laws, our financial condition, results of operations, cash flow, per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders could be adversely affected.
We may incur significant unexpected costs to comply with fire, safety and other regulations, which could adversely impact our financial condition, results of operations, and ability to make distributions.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and safety requirements, building codes and land use regulations. Failure to comply with these requirements could subject us to governmental fines or private litigant damage awards. In addition, we do not know whether existing requirements will change or whether future requirements, including any requirements that may emerge from pending or future climate change legislation, will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, the per share trading price of BioMed Realty Trust, Inc.’s common stock, our ability to satisfy our debt service obligations and our ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
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
We have used and will continue to use debt to finance property acquisitions. Our use of debt may have adverse consequences, including the following:

•
We may not be able to refinance or extend our existing debt. If we cannot repay, refinance or extend our debt at maturity, in addition to our failure to repay our debt, we may be unable to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders at expected levels or at all.

•
Even if we are able to refinance or extend our existing debt, the terms of any refinancing or extension may not be as favorable as the terms of our existing debt. If the refinancing involves a higher interest rate, it could adversely affect our cash flow and ability to make distributions to unit holders and stockholders.

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

As of December 31, 2014, we had outstanding mortgage indebtedness of approximately $483.9 million, excluding approximately $12.9 million of debt premium; approximately $95.7 million of outstanding aggregate principal amount of the Exchangeable Senior Notes (the entire principal amount of which was exchanged for shares of our common stock subsequent to December 31, 2014); $400.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2016, or the Notes due 2016, excluding approximately $0.7 million of debt discount; $400.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2019, or the Notes due 2019, excluding approximately $2.1 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2020, or the Notes due 2020, excluding approximately $1.5 million of debt discount; $250.0 million of outstanding aggregate principal amount of the Unsecured Senior Notes due 2022, or the Notes due 2022, excluding approximately $1.7 million of debt discount; approximately $399.3 million in outstanding borrowings under our senior unsecured term loan facility, or the Unsecured Senior Term Loan; $434.0 million in outstanding borrowings under our Amended and Restated Credit Facility, consisting of $84.0 million in outstanding borrowings under the $900.0 million revolving line of credit component and $350.0 million outstanding aggregate principal amount under the term loan component; and $29.2 million of borrowings under a mortgage note and secured loan representing our proportionate share of indebtedness in our unconsolidated partnerships. We expect to incur additional debt in connection with future acquisitions and development. Our organizational documents do not limit the amount or percentage of debt that we may incur. As of December 31, 2014, the principal payments due for our consolidated indebtedness were $127.3 million in 2015, $650.6 million in 2016 and $431.6 million in 2017. Our consolidated indebtedness that matures in 2016 includes our Notes due 2016, and our consolidated indebtedness that matures in 2017 includes our Unsecured Senior Term Loan due 2017, or Term Loan due 2017. Given recent economic conditions, ongoing challenges impacting the global financial system, and changes in governmental monetary and fiscal policies, we may be unable to refinance these obligations when due or may incur significantly higher borrowing costs to refinance these obligations, which may negatively affect our ability to conduct operations.
Disruptions in the financial markets and the downturn of the broader U.S. economy could affect our ability to obtain debt financing on reasonable terms, or at all, and have other adverse effects on us.
In recent years, the U.S. credit markets have experienced significant dislocations and liquidity disruptions. These circumstances have materially impacted liquidity in the debt markets, and in certain cases have resulted in the unavailability of certain types of debt financing. A renewed uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on reasonable terms (or at all), which may negatively affect our ability to conduct operations, make acquisitions and fund current and future development and redevelopment projects. In addition, if the financial position of the lenders under our unsecured line of credit worsened they could default on their obligations to make available to us the funds under that facility. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors could make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. Adverse events in the credit markets could also have an adverse effect on other financial markets in the United States and globally, including the stock markets, which could make it more difficult or costly for us to raise capital through the issuance of common stock, preferred stock or other equity securities.
Reduced access to liquidity could have a negative impact on the U.S. economy, affecting consumer confidence and spending and negatively impacting the volume and pricing of real estate transactions. If there were a downturn in the national economy, the value of our properties, as well as the income we receive from our properties, could be adversely affected.
Disruptions in the financial markets could also have other adverse effects on us or the economy generally, which could adversely affect our ability to service our debt obligations and our ability to pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
Increases in interest rates could increase the amount of our debt payments, adversely affecting our ability to service our debt obligations and pay distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
Interest we pay reduces cash available for payments with respect to distributions. In addition, our unsecured line of credit, a portion of our Term Loan due 2017, a portion of our Unsecured Senior Term Loan due 2018, or Term Loan due 2018, the outstanding balance of a mortgage secured by a property in Pennsylvania and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, and we may incur additional variable rate debt in the future. To the extent that our variable rate debt is not adequately hedged, increases in interest rates would increase our interest costs. These increased interest costs would reduce our cash flows and our ability to make payments with respect to distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders. In addition, if we need to repay existing debt during a period of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
In recent years, extraordinary monetary policy actions of the U.S. Federal Reserve and other central banking institutions were taken with the purpose of creating and maintaining a low interest rate environment, including the utilization of quantitative easing. Changes in the Federal Reserve’s and other central banks’ monetary policy positions, or market expectation of such changes, may result in significantly higher long-term interest rates, the transition to which may also be abrupt. Such a transition may, among other things, reduce the availability and/or increase the costs of obtaining new debt and refinancing existing indebtedness, result in a decrease in the value of our real estate, and negatively impact the market price of BioMed Realty Trust, Inc.’s common stock.
The terms governing our Amended and Restated Credit Facility, Term Loan due 2017, Notes due 2016, Notes due 2019, Notes due 2020 and Notes due 2022 include restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
The terms of our Amended and Restated Credit Facility and Term Loan due 2017 impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 also contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to (1) consummate a merger, consolidation or sale of all or substantially all of our assets and (2) incur additional secured and unsecured indebtedness.

The covenants relating to our Amended and Restated Credit Facility, the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 may adversely affect our flexibility and our ability to achieve our operating plans. Our ability to comply with these covenants and other provisions relating to our Amended and Restated Credit Facility and the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it, pursue our business plan or make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders.
If we fail to obtain external sources of capital, which is outside of our control, we may be unable to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders, maintain our REIT qualification, or fund growth.
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
We are a party from time to time to certain contractual arrangements established with the intent to receive the benefits of historic tax credits, new market tax credits, tax increment financings, grants and other subsidies, which we have utilized and intend to continue to utilize to fund a portion of the development costs at certain of our properties. Risks associated with these arrangements include, among others:

•
non-compliance with applicable laws, regulations and contractual provisions could result in projected benefits not being realized, and, with regard to historic tax credits and new market tax credits, require a refund or reduction of capital contributions from the investor that is a party to that transaction,

•	counterparty credit risks and funding risks, including, for example, the reliance in part on increasing real estate values to repay investors in tax increment financing transactions,

•	changes in government rules that eliminate, reduce or otherwise adversely affect our ability to qualify for the benefits of these arrangements, and

•	potential increases in federal income taxes on taxable income at regular corporate tax rates for certain arrangements where we are required to utilize a taxable REIT subsidiary.
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
The limited partners of the operating partnership have limited approval rights, which may prevent BioMed Realty Trust, Inc. from completing a change of control transaction. BioMed Realty Trust, Inc., as the general partner of the operating partnership, may not withdraw as general partner or transfer its general partnership interest in the operating partnership (other than to an affiliate of BioMed Realty Trust, Inc.) without the consent of limited partners holding more than 50% of the operating partnership units held by all limited partners. In addition, except in certain circumstances, BioMed Realty Trust, Inc., as general partner of the operating partnership, may not engage in a merger, consolidation, or other combination or the sale of all or substantially all of its assets or such similar transaction, without the consent of the limited partners holding more than 50% of the operating partnership units held by all limited partners, as more fully set forth in the partnership agreement of the operating partnership. The right of the limited partners to vote on these transactions could limit our ability to complete a change of control transaction that might otherwise be in the best interests of BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s stockholders.
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
Our organizational documents do not limit the amount or percentage of debt that we may incur, nor do they limit the types of properties we may acquire or develop. Changes to our investing and financing strategies could expose us to greater credit risk and interest rate risk and could also result in a more leveraged balance sheet. These factors could result in an increase in our debt service and could adversely affect our cash flow and our ability to make distributions to BioMed Realty, L.P.’s unit holders or BioMed Realty Trust, Inc.’s stockholders. Higher leverage also increases the risk we could default on our debt.
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
Our distributions to unit holders and stockholders may decline at any time.
We may not continue our current level of distributions to unit holders and stockholders. BioMed Realty Trust, Inc.’s board of directors will determine future distributions based on a number of factors, including:

•	cash available for distribution,

•	operating results,

•	our financial condition, especially in relation to our anticipated future capital needs,

•	then current expansion plans,

•	the distribution requirements for REITs under the Code, and

•	other factors our board deems relevant.
In April 2009, in an effort to maintain financial flexibility in light of the capital markets environment, we reset our annual dividend rate on shares of BioMed Realty Trust, Inc.’s common stock and the annual distribution rate on BioMed Realty, L.P.’s OP units to $0.44 per share or unit, starting in the second quarter of 2009. We subsequently increased these rates periodically and most recently declared dividends and distributions equal to an annualized rate of $1.04 per share or unit, starting in the fourth quarter of 2014. The decision to declare and pay dividends on shares of BioMed Realty Trust, Inc.’s common stock or distributions to BioMed Realty, L.P.’s OP units in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of BioMed Realty Trust, Inc.’s board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock.
The number of shares of BioMed Realty Trust, Inc.’s common stock available for future sale could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
We cannot predict whether future issuances of shares of BioMed Realty Trust, Inc.’s common stock or the availability of shares for resale in the open market will decrease the market price of BioMed Realty Trust, Inc.’s common stock. As of December 31, 2014, 197,442,432 shares of BioMed Realty Trust, Inc.’s common stock were issued and outstanding, as well as BioMed Realty L.P.’s operating partnership units and LTIP units which may be exchanged for 5,083,400 and 322,074 shares of BioMed Realty Trust, Inc.’s common stock, respectively, based on the number of shares of common stock, operating partnership units and LTIP units outstanding as of December 31, 2014. In addition, as of December 31, 2014, we had reserved an additional 6,534,731 shares of common stock for future issuance under our incentive award plan. Sales of substantial amounts of shares of BioMed Realty Trust, Inc.’s common stock in the public market, or upon exchange of operating partnership units or LTIP units, or the perception that such sales might occur, could adversely affect the market price of BioMed Realty Trust, Inc.’s common stock.
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

Any of the following could have an adverse effect on the market price of BioMed Realty Trust, Inc.’s common stock:

•	the exchange of operating partnership units, or LTIP units,

•	additional grants of LTIP units, restricted stock or other securities to our directors, executive officers and other employees under our incentive award plan,

•	issuances of preferred stock with liquidation or distribution preferences, and

•	other issuances of BioMed Realty Trust, Inc.’s common stock.

Additionally, the existence of operating partnership units or LTIP units and shares of BioMed Realty Trust, Inc.’s common stock reserved for issuance upon exchange of operating partnership units or LTIP units and under our incentive award plan may adversely affect the terms upon which we may be able to obtain additional capital through the sale of equity securities. In addition, future sales of shares of BioMed Realty Trust, Inc.’s common stock may be dilutive to existing stockholders.

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

Risks Related to International Operations

Our ownership of properties in the United Kingdom and future activities outside the United States may subject us to risks different from and potentially greater than those associated with our domestic operations.
Our international investments, currently consisting only of properties located in the United Kingdom, constituted 2.8% of our total gross assets as of December 31, 2014. In addition to our existing international investments, we may in the future underwrite and acquire other properties and interests in real estate related entities in international markets that are new to us. International development, ownership and operating activities involve risks that are different from and potentially greater than those we face with respect to our domestic properties and operations. These risks include but are not limited to:

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

We own properties and may acquire additional properties in the United Kingdom or in other countries where the U.S. dollar is not the local currency. As a result, we are subject to international currency risk from the potential fluctuations in exchange rates between the U.S. dollar and the local currency. A significant decrease in the value of the British pound or other currencies in countries where we may have an investment could materially affect our results of operations. We may attempt to mitigate such effects by borrowing in the local foreign currency in which we invest and, under certain circumstances, by hedging exchange rate fluctuations; however, access to capital may be more restricted, or unavailable on favorable terms or at all, in certain locations, and we cannot assure you that our efforts will successfully neutralize all international currency risks. In addition, any international currency gain recognized with respect to changes in exchange rates may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Risks Related to Our Other Investments

We face risks associated with future investments in loans, including a failure of an underlying property to perform to expectations and potential principal losses on our investment.

In May 2012, we purchased a $255.0 million interest in a $355.0 million construction loan, or the Construction Loan, secured by first priority mortgages on the properties owned and under development by the borrower located in Boston, Massachusetts, which was fully repaid by the borrower in the second quarter of 2014. We may make similar investments in the future, and we face risks associated with such investments, including the following:

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

•
As was the case with our investment in the Construction Loan, we may co-invest in mortgage loans with other investors. As a result, we may lack sole decision-making authority, rely on co-investors’ financial condition and/or have disputes between us and other co-investors. In addition, such co-investors may become bankrupt or fail to fund their share of required capital contributions, have economic or other business interests or goals that are inconsistent with our business interests or goals, or take actions contrary to our policies or objectives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Existing Portfolio
At December 31, 2014, we owned or had interests in a portfolio of properties with an aggregate of approximately 17.5 million rentable square feet.
The following reflects the classification of our properties between operating properties, active new construction (properties that are currently under development through ground up construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and land bank (representing properties engaged in activities related to planning, entitlement, or other preparations for future development, and management’s estimates of rentable square footage if development of these properties was undertaken) at December 31, 2014:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased (1)
	(In thousands)
Operating portfolio	$5,602,587	174	15,491,133	91.6%
Active new construction	379,051	10	1,679,301	89.1%
Unconsolidated partnership portfolio	35,291	3	355,080	99.9%
Land bank	381,376	—	7,018,000	—
Total portfolio	$6,398,305	187	24,543,514

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Our total portfolio by market at December 31, 2014 was as follows:

		Current (1)			Expiration (2)
				Annualized			Annualized
	Leased		Percent of	Base Rent		Percent of	Base Rent
	Square	Annualized	Annualized	per Leased	Annualized	Annualized	per Leased
Market	Feet	Base Rent	Base Rent	Sq Ft	Base Rent	Base Rent	Sq Ft
		(In thousands)			(In thousands)
Boston	3,201,697	$178,100	32.8%	$55.63	$189,092	30.1%	$59.06
San Francisco	2,777,591	70,910	13.1%	25.53	86,667	13.8%	31.20
San Diego	1,869,098	62,599	11.5%	33.49	77,916	12.4%	41.69
New York / New Jersey	1,592,696	56,575	10.4%	35.52	69,394	11.1%	43.57
Maryland	1,595,805	50,499	9.3%	31.64	58,411	9.3%	36.60
Pennsylvania	678,550	18,532	3.4%	27.31	23,068	3.7%	34.00
Cambridge, UK	512,425	18,269	3.4%	35.65	18,269	2.9%	35.65
North Carolina	1,000,454	17,444	3.2%	17.44	22,206	3.5%	22.20
Seattle	317,101	14,545	2.7%	45.87	17,918	2.9%	56.51
University Related - Other	2,124,426	55,705	10.2%	26.22	64,685	10.3%	30.45
Total portfolio / weighted- average	15,669,843	$543,178	100.0%	$34.66	$627,626	100.0%	$40.05

(1) Current annualized base rent is the monthly contractual rent as of the period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.
(2) Annualized base rent at expiration is the monthly contractual rent as of date of expiration of the applicable lease (not including any extension option(s)), multiplied by 12 months.
Properties we owned, or had an ownership interest in, at December 31, 2014 were as follows:

	Rentable
Property	Square Feet	Percent Leased
Boston
Albany Street	75,003	100.0%
320 Bent Street	195,198	100.0%
301 Binney Street	417,290	79.7%
301 Binney Street Garage	528 Stalls	100.0%
210 Broadway	64,812	100.0%

Center for Life Science│Boston	704,159	98.9%
Charles Street	47,912	100.0%
320 Charles Street	99,513	100.0%
Coolidge Avenue	37,684	91.8%
21 Erie Street	48,627	100.0%
40 Erie Street	100,854	100.0%
47 Erie Street Parking Structure	440 Stalls	73.2%
Fresh Pond Research Park	90,702	98.3%
50 Hampshire Street	183,052	100.0%
60 Hampshire Street	41,257	86.5%
Kendall Crossing Apartments	37 Apts.	94.7%
450 Kendall Street (Kendall G) (1)	63,520	22.8%
500 Kendall Street (Kendall D)	349,325	99.2%
675 W. Kendall Street (Kendall A)	302,919	100.0%
Sidney Street	191,904	100.0%
Vassar Street	60,845	100.0%
San Francisco
Ardentech Court	55,588	100.0%
Ardenwood Venture (2)	72,500	100.0%
Bayshore Boulevard	183,344	100.0%
Bridgeview Technology Park I	201,567	52.9%
Bridgeview Technology Park II	50,400	100.0%
550 Broadway Street	71,239	100.0%
Dumbarton Circle	44,000	100.0%
Gateway Business Park	176,503	43.2%
Industrial Road	175,144	100.0%
Kaiser Drive	87,953	81.0%
Lincoln Centre (1)	360,000	100.0%
Pacific Industrial Center	305,026	86.4%
Pacific Research Center North	661,245	79.2%
Pacific Research Center South	423,246	62.3%
Science Center at Oyster Point	204,887	100.0%
Woodside Technology Park	255,650	100.0%
San Diego
Balboa Avenue	35,344	100.0%
Bernardo Center Drive	61,286	100.0%
Coast 9	162,074	84.6%
4570 Executive Drive	125,219	100.0%
Faraday Avenue	28,704	100.0%
Gazelle Court	176,000	100.0%
3525 John Hopkins Court	48,306	100.0%
3545-3575 John Hopkins Court	72,192	84.7%
6114-6154 Nancy Ridge Drive	196,557	100.0%
6122-6126 Nancy Ridge Drive	68,000	100.0%
6828 Nancy Ridge Drive	42,138	100.0%
Pacific Center Boulevard	66,745	100.0%

Road to the Cure	67,998	100.0%
San Diego Science Center	105,364	83.5%
10240 Science Center Drive	49,347	100.0%
10255 Science Center Drive	53,740	100.0%
Sorrento Plaza	31,184	100.0%
Sorrento Valley Boulevard	54,924	—
11388 Sorrento Valley Road	35,940	100.0%
Summers Ridge	—	100.0%
Torreyana Road	81,204	100.0%
9865 Towne Centre Drive	94,866	100.0%
9885 Towne Centre Drive	104,870	100.0%
Waples Street	50,055	81.4%
Wateridge Circle	106,490	95.6%
New York / New Jersey
Ardsley Park	207,855	89.4%
Graphics Drive	72,300	64.2%
Landmark at Eastview	800,671	81.5%
Landmark at Eastview II	360,520	100.0%
Landmark at Eastview III (1)	297,000	100.0%
One Research Way	50,581	100.0%
Maryland
Beckley Street	77,225	100.0%
9900 Belward Campus Drive	49,317	84.8%
9901 Belward Campus Drive	57,152	99.9%
9920 Belward Campus Drive	51,181	100.0%
9704 Medical Center Drive	122,600	100.0%
9708-9714 Medical Center Drive	92,125	54.2%
1701 / 1711 Research Boulevard	104,743	100.0%
Shady Grove Road	635,058	100.0%
Tributary Street	91,592	100.0%
University of Maryland BioPark I	76,542	98.7%
University of Maryland BioPark II	235,333	97.5%
University of Maryland BioPark Garage	638 Stalls	100.0%
50 West Watkins Mill Road	57,410	34.8%
55 / 65 West Watkins Mill Road	82,405	47.9%
Pennsylvania
George Patterson Boulevard	71,500	100.0%
Hershey Center of Applied Research	80,867	95.7%
3711 Market Street (3)	154,793	96.2%
3737 Market Street (4)	334,305	82.4%
Phoenixville Pike	104,400	41.8%
Spring Mill Drive	76,561	80.5%
900 Uniqema Boulevard	11,293	—
1000 Uniqema Boulevard	59,821	—
Cambridge, UK
Granta Park	472,234	99.5%

430 Cambridge Science Park (1)	42,410	100.0%
North Carolina
Paramount Parkway	61,603	100.0%
Patriot Drive	48,394	100.0%
Piedmont Triad Research - Wake 90	475,742	94.6%
Wake 60 (1)	283,250	59.3%
Wake Forest Biotech Place	242,000	100.0%
Weston Parkway	30,589	100.0%
Seattle
Elliott Avenue	151,194	64.0%
500 Fairview Avenue (1)	122,702	37.8%
530 Fairview Avenue	101,118	100.0%
Monte Villa Parkway	51,000	59.2%
217th Place	67,799	62.9%
University Related - Other
BRDG Park at Danforth Plant Science Center (6)	109,731	90.6%
100 College Street (1)(5)	510,419	99.1%
4320 Forest Park Avenue (6)	152,403	100.0%
300 George Street (5)	518,940	98.7%
Heritage @ 4240 (6)	185,207	89.0%
Innovation Research Park at ODU I (7)	95,634	90.0%
Innovation Research Park at ODU II (7)	95,634	82.7%
Trade Centre Avenue (8)	78,023	100.0%
University of Miami Life Science & Technology Park (9)	258,681	64.7%
University Tech Park at IIT (10)	129,178	100.0%
Walnut Street (11)	149,984	100.0%
Total Consolidated Portfolio / Weighted-Average	17,170,434	89.2%
Unconsolidated Portfolio:
350 E. Kendall Street Garage (Kendall F) (12)	1,409 Stalls	100.0%
650 E. Kendall Street (Kendall B) (12)	282,217	99.9%
McKellar Court (13)	72,863	100.0%
Total Portfolio / Weighted-Average	17,525,514	89.4%

(1)	The property was under active new construction at December 31, 2014.

(2)	We own an 87.5% membership interest in the limited liability company that owns this property.

(3)	We own a 60% membership interest in the limited liability company that owns this property.

(4)	We own a 68% membership interest in the limited liability company that owns this property.

(5)	We own a 93% membership interest in the limited liability company that owns this property. The property is located in New Haven, Connecticut.

(6)	Located in St. Louis, Missouri.

(7)	Located in Norfolk, Virginia.

(8)	Located in Longmont, Colorado.

(9)	Located in Miami, Florida.

(10)	Located in Chicago, Illinois.

(11)	Located in Boulder, Colorado.

(12)	We are a member of the limited liability companies that own a portfolio of properties in Cambridge, Massachusetts, which entitles us to approximately 20% of the operating cash flows.

(13)
We own the general partnership interest in the limited partnership that owns the McKellar Court property, which entitles us to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows. The property is located in San Diego, California.

Tenant Information
As of December 31, 2014, our consolidated and unconsolidated properties were leased to 366 tenants, and we estimate that 83.2% of our annualized base rent was derived from tenants that were research institutions or public companies or their subsidiaries. The following is a summary of our 20 largest tenants based on percentage of our annualized base rent as of December 31, 2014:

			Annualized	Percent of
			Base Rent	Annualized
	Leased	Annualized	per Leased	Base Rent
	Square	Base Rent	Sq Ft	Current	Lease
Tenant	Feet	Current (1)	Current	Total Portfolio	Expiration
		(In thousands)
Regeneron Pharmaceuticals, Inc. (2)	1,003,366	$41,868	$41.73	7.7%	Multiple
Vertex Pharmaceuticals Incorporated (3)	685,286	37,115	54.16	6.8%	Multiple
Beth Israel Deaconess Medical Center, Inc.	362,364	26,823	74.02	4.9%	July 2023
GlaxoSmithKline plc (4)	635,058	23,140	36.44	4.3%	June 2026
Sanofi (5)	418,003	23,099	55.26	4.3%	Multiple
Illumina, Inc. (6)	553,136	20,074	36.29	3.7%	Multiple
Ironwood Pharmaceuticals, Inc.	311,952	15,411	49.40	2.8%	February 2018
Children's Hospital Corporation (7)	200,081	14,709	73.52	2.7%	May 2023
Alexion Pharmaceuticals, Inc. (8)	413,545	10,428	25.22	1.9%	Multiple
Wake Forest University (9)	529,147	9,640	18.22	1.8%	Multiple
Baxter Healthcare Corporation	156,804	9,095	58.00	1.7%	January 2027
MedImmune, Inc. (10)	245,808	8,271	33.65	1.5%	Multiple
Array BioPharma, Inc. (11)	228,007	8,133	35.67	1.5%	Multiple
Yale University (12)	397,402	8,007	20.15	1.5%	Multiple
Arena Pharmaceuticals, Inc.	264,557	7,939	30.01	1.5%	June 2027
Camp Dresser & McKee, Inc.	180,000	7,335	40.75	1.4%	April 2015
Isis Pharmaceuticals, Inc. (13)	204,704	7,268	35.50	1.3%	Multiple
Life Technologies Corporation	204,887	7,040	34.36	1.3%	April 2028
Bristol-Myers Squibb Company (14)	224,275	6,644	29.62	1.2%	Multiple
Momenta Pharmaceuticals, Inc.	104,678	6,176	59.00	1.1%	September 2016
Total / weighted-average (15)	7,323,060	$298,215	$40.72	54.9%

(1)
Based on current annualized base rent. Current annualized base rent is the monthly contractual rent as of the current period end, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by 12 months.

(2)
On April 3, 2013, we entered into a build-to-suit agreement to construct two new buildings pre-leased to Regeneron for a 15-year term totaling approximately 297,000 square feet at Landmark at Eastview. 2,833 square feet will expire in July 2015, 7,568 square feet in January 2017, 82,124 square feet in January 2019, 232,049 square feet in July 2024 and 678,792 square feet in July 2029.

(3)
81,204 square feet are leased to a subsidiary of Vertex Pharmaceuticals Incorporated. 292,758 square feet expire January 2016, 20,608 square feet expire May 2017, 290,716 square feet expire May 2018, and 81,204 square feet expire January 2019.

(4)	The tenant is Human Genome Sciences (HGS), a wholly-owned subsidiary of GlaxoSmithKline plc (GSK). GSK has executed a payment guarantee with respect to rental payments due under our leases with HGS.

(5)	343,000 square feet expire August 2018 and 75,003 square feet expire October 2018.

(6)	28,057 square feet expire July 2017, 193,136 square feet expire November 2024, 200,000 square feet expire July 2032 and 160,000 square feet expire July 2033.

(7)	This tenant guarantees rent on 49,866 square feet leased at the Center for Life Science│Boston.

(8)	3,134 square feet expire January 2018 and 410,411 square feet expire January 2025.

(9)
242,000 square feet expire January 2028, 119,200 square feet expire April 2029 and 167,947 square feet expire July 2031. Wake Forest University is the sole member of the tenant, Wake Forest University Health Services.

(10)	24,437 square feet expire July 2015, 21,576 square feet expire December 2015, 39,505 square feet expire January 2021 and 160,290 square feet expire in December 2021.

(11)	149,984 square feet expire July 2016 and 78,023 square feet expire August 2016.

(12)
9,330 square feet expire July 2015, 4,680 square feet expire in August 2015, 8,478 square feet expire June 2016, 10,578 square feet expire March 2018, 15,436 square feet expire September 2020, 20,143 square feet expire March 2022, 19,912 square feet expire June 2025, 4,796 square feet expire November 2025, 208,777 square feet expire May 2032 and 95,272 square feet expire March 2036.

(13)	176,000 square feet expire July 2031 and 28,704 square feet expire January 2032.

(14)	30,167 square feet expire April 2024 and 194,108 square feet expire June 2025.

(15)	Without regard to any early lease terminations and/ or renewal options.
Lease Terms
Our leases are typically structured for terms of five to 15 years, with extension options, and include a fixed rental rate with scheduled annual escalations. From time to time, we offer rent concessions to new tenants, including periods of free rent or contractual rent discounted from prevailing market rates. Any decision to offer a rent concession, however, is made on a case-by-case basis after taking into account factors such as anticipated lease terms, general and local market conditions, local practices and tenant characteristics. Approximately 95.3% of current annualized base rent at December 31, 2014 was earned from triple-net leases. Triple-net leases are those in which tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Current annualized base rent is the monthly contractual rent as of the current quarter ended, or if rent has not yet commenced, the first monthly rent payment due at each rent commencement date, multiplied by twelve months. Tenants typically reimburse us for the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning, and certain capital improvements necessary to maintain the property in its original condition. We are generally responsible for structural repairs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (BIOMED REALTY TRUST, INC.)
BioMed Realty Trust, Inc.’s common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “BMR” since August 6, 2004. On February 5, 2015, the reported closing sale price per share for BioMed Realty Trust, Inc.’s common stock on the NYSE was $23.76 and there were approximately 626 holders of record. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared per share.

				Cash Dividend
Period	High	Low	Last	per Common Share
First Quarter 2013	$22.30	$19.47	$21.60	$0.235
Second Quarter 2013	$23.13	$18.55	$20.23	$0.235
Third Quarter 2013	$21.62	$17.90	$18.59	$0.235
Fourth Quarter 2013	$20.56	$17.97	$18.12	$0.250
First Quarter 2014	$20.89	$17.98	$20.49	$0.250
Second Quarter 2014	$22.47	$19.94	$21.83	$0.250
Third Quarter 2014	$22.62	$19.92	$20.20	$0.250
Fourth Quarter 2014 (1)	$22.03	$19.87	$21.54	$0.260

(1)
Excludes a special dividend of $0.30 per share of common stock declared during the fourth quarter 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this annual report on Form 10-K.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (BioMed Realty, L.P.)
There is no established public trading market for BioMed Realty, L.P.’s OP units. As of February 5, 2015, there were 26 holders of record of BioMed Realty, L.P.’s OP units, including BioMed Realty Trust, Inc. The following table sets forth, for the periods indicated, the distributions we declared with respect to BioMed Realty, L.P.’s OP units for the periods indicated.

Cash Distribution
Period	per Unit
First Quarter 2013	$0.235
Second Quarter 2013	$0.235
Third Quarter 2013	$0.235
Fourth Quarter 2013	$0.250
First Quarter 2014	$0.250
Second Quarter 2014	$0.250
Third Quarter 2014	$0.250
Fourth Quarter 2014 (1)	$0.260

(1)
Excludes a special distribution of $0.30 per unit declared during the fourth quarter 2014, reflecting a return to unit holders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.

As of December 31, 2014, (1) there were 202,525,832 operating partnership units and 322,074 LTIP units outstanding, (2) there were no operating partnership units subject to outstanding options or warrants to purchase, (3) there were no securities convertible into BioMed Realty, L.P.’s operating partnership units and (4) there were no operating partnership units that have been, or are proposed to be, publicly offered by us. As of December 31, 2014, there were 197,208,902 operating partnership units which could be sold pursuant to Rule 144 under the Securities Act, subject to other restrictions on transfer in the securities laws or in BioMed Realty, L.P.’s partnership agreement. Currently, pursuant to the terms of BioMed Realty, L.P.’s partnership agreement, any transfer of OP units by the limited partners, except to us, as general partner, to an affiliate of the transferring limited partner, to other original limited partners, to immediate family members of the transferring limited partner, to a trust for the benefit of a charitable beneficiary, or to a lending institution as collateral for a bona fide loan, subject to specified limitations, will be subject to a right of first refusal by us and must be made only to “accredited investors” as defined under Rule 501 of the Securities Act.
We intend to continue to declare quarterly distributions on BioMed Realty, L.P.’s OP units and BioMed Realty Trust, Inc.’s common stock. The actual amount and timing of future distributions will be at the discretion of BioMed Realty Trust, Inc.’s board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions. In addition, our Amended and Restated Credit Facility and the indentures governing the Term Loan due 2017, the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 contain financial covenants which may limit our ability to pay distributions to BioMed Realty, L.P.’s unit holders and BioMed Realty Trust, Inc.’s common stockholders. We do not anticipate that our ability to pay distributions will be impaired by the terms of our Amended and Restated Credit Facility, or the indentures governing the Term Loan due 2017, the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022. However, there can be no assurances in that regard.
Sales of Unregistered Equity Securities (BioMed Realty Trust, Inc.)
None.
Sales of Unregistered Equity Securities (BioMed Realty, L.P.)
None.
Stock Performance Graph
The following graph shows a comparison from December 31, 2009 to December 31, 2014 of cumulative total shareholder return, calculated on a dividend reinvested basis, for BioMed Realty Trust, Inc., the S&P 500 Stock Index, or the S&P 500, and the National Association of Real Estate Investment Trusts, Inc. Equity REIT Total Return Index, or the Industry Index, which includes all tax-qualified equity REITs listed on the NYSE. The graph assumes $100 was invested in each of BioMed Realty Trust, Inc.’s common stock, the S&P 500 and the Industry Index on December 31, 2009. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
BioMed Realty Trust, Inc.
S&P 500
NAREIT All Equity REIT Index
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

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
BIOMED REALTY TRUST, INC.
(Dollars in thousands, except share data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations:
Revenues:
Total revenues	$674,609	$637,314	$518,167	$438,200	$383,629
Gain on sale of real estate	136,609	—	—	—	—
Income from continuing operations	201,468	47,209	16,133	42,240	37,611
Net income attributable to the Company	193,778	46,644	11,825	42,189	38,816
Preferred stock dividends	—	(2,393)	(14,603)	(16,033)	(16,963)
Net income / (loss) available to common stockholders	193,778	37,720	(2,778)	25,991	21,853
Cash dividends declared per common share (1)	$1.01	$0.96	$0.88	$0.80	$0.63
Cash dividends declared per preferred share	$—	$0.30	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Total assets	6,170,886	5,972,601	4,834,479	4,428,545	3,959,754
Total indebtedness	2,719,664	2,671,193	2,169,285	1,681,425	1,497,465
Total equity	3,069,942	2,987,025	2,484,541	2,612,196	2,312,896
Other Data:
Cash flows provided by / (used in):
Operating activities	297,853	279,789	238,235	175,031	161,895
Investing activities	(93,644)	(833,219)	(537,982)	(604,331)	(710,986)
Financing activities	(192,170)	568,576	303,285	424,244	550,636

(1)
Excludes a special dividend of $0.30 per share of common stock declared during the year ended December 31, 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.

BIOMED REALTY, L.P.
(Dollars in thousands, except unit data)

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations:
Revenues:
Total revenues	$674,609	$637,314	$518,167	$438,200	$383,629
Gain on sale of real estate	136,609	—	—	—	—
Income from continuing operations	201,468	47,209	16,133	42,240	37,611
Net income attributable to the operating partnership	199,024	47,463	11,771	42,758	39,362
Preferred unit dividends	—	(2,393)	(14,603)	(16,033)	(16,963)
Net income / (loss) available to the operating partnership	199,024	38,539	(2,832)	26,560	22,399
Cash distributions declared per unit (1)	$1.01	$0.96	$0.88	$0.80	$0.63
Cash distributions declared per preferred unit	$—	$0.30	$1.84	$1.84	$1.84
Balance Sheet Data (at period end):
Total assets	6,170,886	5,972,601	4,834,479	4,428,545	3,959,754
Total indebtedness	2,719,664	2,671,193	2,169,285	1,681,425	1,497,465
Total capital	3,069,942	2,987,025	2,484,541	2,612,196	2,312,896
Other Data:
Cash flows provided by / (used in):
Operating activities	297,853	279,789	238,235	175,031	161,895
Investing activities	(93,644)	(833.219)	(537,982)	(604,331)	(710,986)
Financing activities	(192,170)	568,576	303,285	424,244	550,636

(1)
Excludes a special distribution of $0.30 per unit declared during the year ended December 31, 2014, reflecting a return to unit holders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property.

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
Overview
As used herein, the terms “we,” “us,” “our” or the “Company” refer to BioMed Realty Trust, Inc., a Maryland corporation, and any of our subsidiaries, including BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner, which may be referred to herein as the “operating partnership.” BioMed Realty Trust, Inc. conducts its business and owns its assets through the operating partnership and operates as a fully integrated, self-administered and self-managed REIT. The operating partnership is focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego,

Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks located near or adjacent to universities and their related medical systems.
We were formed on April 30, 2004 and completed BioMed Realty Trust, Inc.’s initial public offering on August 11, 2004.
At December 31, 2014, we owned or had interests in a portfolio of properties with an aggregate of approximately 17.5 million rentable square feet.

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Operating portfolio	5,602,587	174	15,491,133	91.6%
Active new construction	379,051	10	1,679,301	89.1%
Unconsolidated partnership portfolio	35,291	3	355,080	99.9%
Land bank	381,376	—	7,018,000	—
Total portfolio	$6,398,305	187	24,543,514

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.
Factors Which May Influence Future Operations
Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of December 31, 2014, our total operating portfolio was 91.6% leased on a weighted-average basis to 327 tenants. As of December 31, 2013, our total operating portfolio was 91.4% leased on a weighted-average basis to 296 tenants. The increase in our total operating portfolio leased percentage and increase in number of tenants were primarily due to our increased leasing activity, partially offset by acquisitions completed in 2014, which were 90.7% leased on a weighted-average basis at acquisition.
Our leasing strategy for 2015 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of December 31, 2014, leases representing 5.0% of our leased square feet were scheduled to expire during 2015. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.
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
Lease Expirations
The following is a summary of lease expirations over the next ten calendar years for leases in place at December 31, 2014. This table assumes that none of the tenants exercise renewal options or early termination rights, if any, at or prior to the scheduled expirations:

					Current
				Percent of	Annualized
		Percent of	Current	Current	Base Rent
	Leased	Leased	Annualized	Annualized	per Leased
Year of Lease Expiration	Square Feet	Square Feet	Base Rent	Base Rent	Square Feet
			(In thousands)
Month-to-month	31,081	0.2%	$536	0.1%	$17.25
2015	787,044	5.0%	25,234	4.7%	32.06
2016	1,063,528	6.8%	42,997	7.9%	40.43
2017	873,610	5.6%	26,323	4.8%	30.13
2018	1,857,072	11.9%	82,367	15.2%	44.35
2019	1,113,994	7.1%	30,391	5.6%	27.28
2020	743,735	4.7%	24,876	4.6%	33.45
2021	705,912	4.5%	21,210	3.9%	30.05
2022	360,422	2.3%	10,376	1.9%	28.79
2023	1,433,707	9.1%	59,739	11.0%	41.67
2024	628,544	4.0%	19,268	3.5%	30.65
Thereafter	6,071,194	38.8%	199,861	36.8%	32.92
Total Portfolio / Weighted-Average	15,669,843	100.0%	$543,178	100.0%	$34.66
The success of our leasing and development strategy will be dependent upon the general economic conditions and more specifically real estate market conditions and life science industry trends in the United States and in our target markets of Boston, San Francisco, San Diego, New York/New Jersey, Maryland, Pennsylvania, Cambridge (United Kingdom), North Carolina, Seattle and research parks located near or adjacent to universities and their related medical systems. We cannot give any assurance that leases will be renewed or that available space will be released at rental rates equal to or above the current contractual rental rates or at all.

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
Investments in Partnerships and Limited Liability Companies
We evaluate our investments in limited liability companies and partnerships to determine whether such entities may be a variable interest entity, or VIE, and, if a VIE, whether we are the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consider a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE’s economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, we consider the rights of other investors to participate in policy making decisions, to replace or remove the manager of the entity and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. We have determined that we are the primary beneficiary in six VIEs (excluding certain VIEs through our ownership of Wexford Science & Technology, LLC and related entites, or Wexford), consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements.
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
Except for investments that are consolidated, we account for investments in entities over which we exercise significant influence, but do not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, our net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in our consolidated statements of operations.
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the value of any of our unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2014.
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
Our primary objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements or other identified risks. To accomplish this objective, we primarily use interest rate swaps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9 of the Notes to Consolidated Financial Statements included elsewhere herein). We formally document the hedging relationships for all derivative instruments, have historically accounted for our interest rate swap agreements as cash flow hedges, and do not use derivatives for trading or speculative purposes.

Results of Operations
Leasing Activity

During the year ended December 31, 2014, we executed 203 leasing transactions representing 2.8 million square feet, including 149 new leases totaling approximately 1.8 million square feet and 54 leases amended to extend their terms totaling 989,314 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the year ended December 31, 2014:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2013	14,320,202
Acquisitions	1,060,442	$23.04	$23.24
Dispositions	(289,912)	79.82	82.75
Expirations	(1,828,866)	29.41	28.31
Terminations	(341,809)	41.81	43.20
Forward-lease delivery (3)	229,124	33.21	34.82
Renewals and extensions	989,314	25.89	27.53
New leases - first generation (4)	519,830	25.95	28.48
New leases - second generation (5)	392,435	35.72	38.17
New leases - pre-leased (6)	619,083	29.46	33.57
Leased square feet as of December 31, 2014	15,669,843

Forward-leased square feet as of December 31, 2013 (3)	102,547
Forward-lease new leases - second generation (3) (5)	305,726	34.98	38.54
Forward-lease delivery (3)	(229,124)	33.21	34.82
Forward-leased square feet as of December 31, 2014 (3)	179,149

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

(4)
Leases on space which, in management’s evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for active new construction, active redevelopment or repositioning a property.

(5)	Leases which are not considered by management to be first generation leases.

(6)	Leases on space which, prior to the execution, were included in the land bank and are expected to enter our operating portfolio at a future date.

The following table summarizes our leasing activity and associated leasing costs for the year ended December 31, 2014:

	Number of leases	Square feet	Tenant improvement costs per square foot	Lease commission costs per square foot	Tenant concession costs per square foot (1)
Renewals and extensions (2)	54	989,314	$6.06	$2.80	$0.60
New leases - first generation	46	519,830	61.88	9.37	5.01
New leases - second generation (3)	96	698,161	69.06	9.19	8.06
New leases - pre-leased	7	619,083	$83.00	$11.30	$9.81
Total / weighted-average	203	2,826,388	$48.74	$7.45	$5.27

(1)	Includes both rent concessions due to free or discounted rent periods and lease incentives paid to tenants.

(2)	Renewals and extensions were leased at a weighted-average current annualized base rent of $27.53 per square foot, representing an increase of 4.1% over the previously expiring rents on a GAAP basis.

(3)	Includes new leases - second generation forward leases.
Development
The following table summarizes our consolidated properties under active new construction at December 31, 2014 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Development
100 College Street	510,419	99.1%	$110,200	$191,000	Q1 2016
Landmark at Eastview III	297,000	100.0%	113,600	168,900	Q4 2015
Lincoln Centre (4)	360,000	100.0%	27,800	134,000	Q3 2017 & Q3 2018
500 Fairview Avenue	122,702	37.8%	9,100	73,000	Q1 2016
Wake 60 (5)	283,250	59.3%	3,625	51,300	Q3 2016
450 Kendall Street (Kendall G)	63,520	22.8%	31,200	45,500	Q2 2015
430 Cambridge Science Park	42,410	100.0%	4,000	22,700	Q3 2015
Total / weighted-average	1,679,301	85.4%	$299,525	$686,400

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for active redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through December 31, 2014.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

(4)
Phase I of the project is comprised of 200,000 square feet and is estimated to be completed in the third quarter of 2017. Phase II comprising 160,000 square feet is estimated to be delivered in the third quarter of 2018.

(5)
The total investment through December 31, 2014 of $3.6 million was fully offset by tax credit funding received during the three months ended December 31, 2014. Estimated Total Investment is net of expected tax credit benefits.

The following summarizes our capital expenditures during the year ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2014	2013	Change	Change
Active new construction (1)	$201,358	$87,120	$114,238	131.1%
Land bank	20,824	14,260	6,564	46.0%
Active redevelopment	14,176	4,860	9,316	191.7%
Tenant improvements - first generation	41,479	34,208	7,271	21.3%
Recurring capital expenditures and second generation tenant improvements (2)	68,882	40,279	28,603	71.0%
Other capital	18,947	36,816	(17,869)	(48.5)%
Total capital expenditures	$365,666	$217,543	$148,123	68.1%

(1)	Includes projects that received tax credit funding that offset actual capital expenditures incurred during the year.

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

Total capital expenditures increased $148.1 million to $365.7 million for the year ended December 31, 2014 from $217.5 million for the year ended December 31, 2013. The change was primarily the result of projects under active new construction in the Wexford portfolio, which was acquired in May 2013, and an increase in maintenance capital expenditures and second generation tenant improvements related to increased leasing activity, partially offset by certain projects which were in active redevelopment during 2013 being placed into service in 2014. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

The following summarizes our capitalized interest for the year ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2014	2013	Change	Change
Active new construction	$7,944	$1,242	$6,702	539.6%
Land bank (1)	6,196	5,266	930	17.7%
Active redevelopment	224	1,532	(1,308)	(85.4)%
Recently delivered development projects (2)	1,985	2,866	(881)	(30.7)%
Other portfolio improvements (3)	5,529	3,299	2,230	67.6%
Total capitalized interest	$21,878	$14,205	$7,673	54.0%

(1)	Includes properties engaged in activities related to planning, entitlement, or other preparations for future development.
(2) Recently delivered projects include Heritage @4240, 3737 Market Street and Piedmont Triad Research - Wake 90, which were delivered during the year ended December 31, 2014.

(2)	Includes improvements on operating properties, including major tenant improvements projects on properties which are not included in active new construction or active redevelopment.

Acquisition Activity

During the year ended December 31, 2014, we acquired approximately 1.4 million rentable square feet of laboratory and office space, which was 90.7% leased on a weighted-average basis at acquisition, for approximately $382.0 million, excluding transaction costs:

Property	Market	Closing Date	Rentable Square Feet (1)	Investment	Percent Leased at Acquisition
				(In thousands)
100 College Street (2)	University Related - Other	April 4, 2014	510,419	$191,000	99.1%
300 George Street (3)	University Related - Other	April 4, 2014	518,940	117,000	98.7%
430 Cambridge Science Park (4)	Cambridge, UK	May 15, 2014	42,410	22,700	100.0%
Wake 60 (5)	North Carolina	December 17, 2014	283,250	51,300	59.3%
Total (6)			1,355,019	$382,000	90.7%

(1)	Rentable square feet at time of acquisition.

(2)	Investment includes a noncontrolling interest of $5.0 million, an assumed construction loan of $21.7 million and approximately $102.3 million in estimated completion costs at time of acquisition.

(3)	Investment includes a noncontrolling interest of $5.0 million and an assumed mortgage note payable of $46.3 million.

(4)	Investment includes £12.0 million to be paid upon completion of the building.

(5)	Investment includes approximately $47.9 million in estimated completion costs at time of acquisition, net of expected tax credit benefits.

(6)	Excludes an estimated 2.3 million square feet of land resulting from a 99-year ground lease entered into with Drexel University for approximately $18.2 million during 2014.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2014 or 2013), new properties (properties that were not owned for each of the years ended December 31, 2014 and 2013 and were not under development/redevelopment) and corporate/other entities (legal entities performing general and administrative and other corporate level functions, and properties that were sold during the years ended December 31, 2014 and 2013) (dollars in thousands, except on a per square foot basis):

	Same Properties		Development/Redevelopment Properties		New Properties		Corporate/Other (4)		Total
	December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rentable square feet	11,684,855	11,684,855	2,980,680	1,660,013	2,504,899	1,984,052	N/A	N/A	17,170,434	15,328,920
Percent of total portfolio	68.0%	76.3%	17.4%	10.8%	14.6%	12.9%	N/A	N/A	100.0%	100.0%
Percent leased	88.8%	88.5%	86.6%	73.1%	94.0%	92.2%	N/A	N/A	89.2%	87.3%
Current annualized base rent per square foot - GAAP basis (1)	$37.20	$37.91	$29.84	$28.96	$31.21	$33.53	N/A	N/A	$35.04	$36.50
	Year Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Rental revenue	$379,997	$377,182	$16,515	$10,842	$66,706	$33,755	$22,543	$24,201	$485,761	$445,980
Tenant recoveries	133,203	127,258	4,770	3,161	23,011	10,005	1,410	1,210	162,394	141,634
Other revenue (2)	—	—	—	—	—	—	26,454	49,700	26,454	49,700
Total revenues	513,200	504,440	21,285	14,003	89,717	43,760	50,407	75,111	674,609	637,314
Rental operations	160,556	155,127	16,293	7,083	32,832	14,530	4,821	7,333	214,502	184,073
Net operating income	352,644	349,313	4,992	6,920	56,885	29,230	45,586	67,778	460,107	453,241
Adjustments to cash basis (3)	3,643	(9,270)	(2,512)	723	(6,380)	(4,704)	(27,294)	(39,328)	(32,543)	(52,579)
Net operating income - cash basis	$356,287	$340,043	$2,480	$7,643	$50,505	$24,526	$18,292	$28,450	$427,564	$400,662

(1)
Current annualized base rent per square foot - GAAP basis is the monthly contractual rent per square foot as of the period end, or if rent has not yet commenced, the first monthly rent payment per square foot due at each rent commencement date, multiplied by 12 months (as adjusted for straight line rent, fair-value lease revenue and lease incentive revenue).

(2)
During the years ended December 31, 2014 and 2013, we recorded lease termination revenue of approximately $12.6 million and $42.8 million, respectively. Lease termination revenue for the year ended December 31, 2014 primarily related to the early termination of leases at our 4570 Executive Drive, 50 Hampshire and Granta Park properties. Lease termination revenue for the year ended December 31, 2013 primarily related to the termination of a lease with Elan Corporation at our Science Center at Oyster Point property, for which Elan paid us $46.5 million in 2013. During the year ended December 31, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, related to the investment in our Construction Loan, which was fully repaid in May 2014 prior to maturity. We also recorded $3.9 million and $5.6 million of interest income related to our Construction Loan during the years ended December 31, 2014 and 2013, respectively.

(3)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and other revenue (including lease termination revenue).

(4)	Includes the 9911 Belward Campus Drive property, which was sold on December 9, 2014.

The following table provides a reconciliation of net operating income - cash basis to net income for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended
	December 31,			Percent
	2014	2013	Change	Change
Net operating income - cash basis	$427,564	$400,662	$26,902	6.7%
Adjustments to cash basis	32,543	52,579	(20,036)	(38.1)%
Net operating income	460,107	453,241	6,866	1.5%
Unallocated expense:
Depreciation and amortization expense	254,341	245,000	9,341	3.8%
General and administrative expense	49,315	44,175	5,140	11.6%
Executive severance	4,380	—	4,380	100.0%
Acquisition-related expenses	3,831	5,282	(1,451)	(27.5)%
Income from operations	148,240	158,784	(10,544)	(6.6)%
Equity in net income / (loss) of unconsolidated partnerships	745	(905)	1,650	(182.3)%
Interest expense, net	(95,280)	(107,727)	12,447	(11.6)%
Gain on sale of real estate	136,609	—	136,609	100.0%
Other income / (expense)	11,154	(2,943)	14,097	—%
Net income	$201,468	$47,209	$154,259	326.8%

Net Operating Income. Net operating income increased $6.9 million to $460.1 million for the year ended December 31, 2014 compared to $453.2 million for the year ended December 31, 2013. Excluding the impact of other revenue primarily resulting from lease termination revenue and interest income related to our Construction Loan for both periods, and the impact of the prepayment fee related to our Construction Loan for the year ended December 31, 2014, net operating income increased by $30.1 million. This net increase was primarily due to the following:

•
The acquisition of properties totaling approximately 2.9 million square feet in the year ended December 31, 2013 and operating properties totaling 518,940 square feet in the year ended December 31, 2014 contributed an additional $27.7 million in net operating income for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•
Same property net operating income increased $3.3 million to $352.6 million for the year ended December 31, 2014 compared to $349.3 million for the year ended December 31, 2013. This increase was primarily due to continued leasing success with annualized base rent on renewals and extensions increasing 4.1% over the previously expiring rents on a GAAP basis.

•
The placement of one property that was operating in 2013 into redevelopment in 2014, partially offset by the placement of four properties that were under development in 2013 into service, resulted in a net decrease of $1.9 million in net operating income for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.3 million to $254.3 million for the year ended December 31, 2014 compared to $245.0 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of properties totaling approximately 2.9 million square feet with an acquisition date fair-value of $842.6 million in 2013 and operating properties totaling 518,940 square feet with an acquisition date fair-value of $117.0 million in the year ended December 31, 2014.
General and Administrative Expenses. General and administrative expenses increased $5.1 million to $49.3 million for the year ended December 31, 2014 compared to $44.2 million for the year ended December 31, 2013. The increase was primarily due to higher staffing levels reflecting our merger with Wexford in May 2013 and compensation associated with our above-plan leasing and financial performance as compared to the prior year.
Executive Severance. Executive severance expense of $4.4 million for the year ended December 31, 2014 related to the cessation of employment of our former Executive Vice President, Real Estate, Matthew G. McDevitt, effective as of December 30, 2014.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $3.8 million for the year ended December 31, 2014 compared to $5.3 million for the year ended December 31, 2013. Acquisition-related expenses for the year ended December 31, 2014 primarily related to our acquisitions of the 300 George Street, 100 College Street, 430 Cambridge Science Park and Wake 60 properties. Acquisition-related expenses for the year ended December 31, 2013 primarily related to our merger with Wexford.

Equity in Net Income/(Loss) of Unconsolidated Partnerships. Equity in net income of unconsolidated partnerships was $745,000 for the year ended December 31, 2014, compared to equity in net loss of unconsolidated partnerships of $905,000 for the year ended December 31, 2013. The change was primarily due to our $2.0 million share of lease termination revenue at the 650 East Kendall Street property, which is owned by our PREI joint venture.
Interest Expense, Net. Interest cost incurred for the year ended December 31, 2014 totaled $117.2 million compared to $121.9 million for the year ended December 31, 2013. Total interest cost incurred decreased primarily as a result of the $334.4 million early repayment of the mortgage note secured by our Center for Life Science | Boston property and the exchange of approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes for shares of common stock, partially offset by the issuance of our Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $12.4 million to $95.3 million for the year ended December 31, 2014 compared to $107.7 million for the year ended December 31, 2013, primarily as a result of the $7.7 million increase in capitalized interest related to increased development in 2014.
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2014	2013
Mortgage notes payable	$29,984	$44,346
Amortization of debt premium on mortgage notes payable	(2,379)	(1,520)
Amortization of deferred interest costs	6,722	6,832
Derivative instruments	3,537	2,619
Unsecured senior term loans	7,288	7,930
Exchangeable senior notes	5,533	6,750
Unsecured senior notes	48,542	41,338
Amortization of debt discount on notes	1,189	905
Unsecured line of credit	7,767	3,764
Unsecured line of credit fees	1,954	2,497
Amortization of deferred loan fees	6,100	6,053
Amortization - put / call / preferred return	920	418
Interest cost incurred	117,157	121,932
Capitalized interest	(21,877)	(14,205)
Total interest expense, net	$95,280	$107,727

Gain on Sale of Real Estate. Gain on sale of real estate of $136.6 million for the year ended December 31, 2014 related to the sale of the 9911 Belward Campus Drive property for approximately $322.5 million in gross proceeds in December 2014.

Other Income / (Expense). Other income of $11.2 million for the year ended December 31, 2014 was primarily due to $14.4 million of gains and dividend income relating to investment securities, partially offset by a $2.0 million other-than-temporary impairment relating to our cost basis investment in a privately-held company. Other expense of $2.9 million for the year ended December 31, 2013 was primarily due to a $2.8 million impairment charge relating to our cost basis investment in, and notes receivable from, a privately-held company that was in liquidation.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The following table sets forth historical financial information of the continuing operations for same properties (all properties except properties held for sale, development/redevelopment properties, new properties and corporate entities), development/redevelopment properties (properties that were entirely or primarily under redevelopment or development during either of the years ended December 31, 2013 or 2012), new properties (properties that were not owned for each of the years ended December 31, 2013 and 2012 and were not under development/redevelopment) and corporate entities (legal entities performing general and administrative and other corporate level functions) (dollars in thousands, except on a per square foot basis):

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

(2)
During the years ended December 31, 2013 and 2012, we recorded lease termination revenue of $42.8 million and $3.5 million, respectively. Lease termination revenue for the year ended December 31, 2013 primarily related to the termination of a lease with Elan at our Science Center at Oyster Point property, for which Elan paid us $46.5 million in 2013. Lease termination revenue for the year ended December 31, 2012 related to the termination of a lease with Merck at our 320 Bent Street property, which expired in August 2013 and for which Merck paid us $8.7 million in August 2012. During the year ended December 31, 2013, we also recorded $5.6 million of interest income related to our Construction Loan.

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
General and Administrative Expenses. General and administrative expenses increased $6.2 million to $44.2 million for the year ended December 31, 2013 compared to $38.0 million for the year ended December 31, 2012. The increase was primarily due to higher staffing levels reflecting our merger with Wexford and compensation associated with our above-plan leasing and financial performance as compared to 2012.
Acquisition-Related Expenses. Acquisition-related expenses decreased to $5.3 million for the year ended December 31, 2013 compared to $13.1 million for the year ended December 31, 2012. Acquisition related expenses for the year ended December 31, 2013 primarily related to our merger with Wexford. Acquisition-related expenses for the year ended December 31, 2012 primarily related to a United Kingdom transfer tax assessed in connection with our purchase of Granta Park.
Interest Expense, Net. Interest cost incurred for the year ended December 31, 2013 totaled $121.9 million compared to $108.3 million for the year ended December 31, 2012. Total interest cost incurred increased primarily as a result of higher average debt balances outstanding during 2013 due to the assumption of mortgages in our merger with Wexford and issuances of our Notes due

2022 and Term Loan due 2018. Interest expense, net increased $8.1 million to $107.7 million for the year ended December 31, 2013 compared to $99.6 million for the year ended December 31, 2012 primarily as a result of the increase in interest cost incurred, partially offset by a $5.6 million increase in capitalized interest related to increased development in 2013.
Interest expense, net consisted of the following (in thousands):

	Year Ended
	December 31,
	2013	2012
Mortgage notes payable	$44,346	$40,336
Amortization of debt premium on mortgage notes payable	(1,520)	(698)
Amortization of deferred interest costs	6,832	6,933
Derivative instruments	2,619	1,578
Unsecured senior term loans	7,930	6,015
Exchangeable senior notes	6,750	6,750
Unsecured senior notes	41,338	36,114
Amortization of debt discount on notes	905	781
Unsecured line of credit	3,764	2,806
Unsecured line of credit fees	2,497	2,768
Amortization of deferred loan fees	6,053	4,869
Amortization - put call / preferred return	418	—
Interest cost incurred	121,932	108,252
Capitalized interest	(14,205)	(8,644)
Total interest expense, net	$107,727	$99,608

Other Expense. Other expense increased to $2.9 million for the year ended December 31, 2013 compared to $872,000 for the year ended December 31, 2012 primarily due to an increase in other-than-temporary impairment of marketable securities and a full year of foreign income tax expense relating to our Granta Park property, which was acquired in June 2012. For the year ended December 31, 2013, other expense was partially offset by $1.2 million in dividend income and gain on sale of marketable securities.

Cash Flows

The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$297,853	$279,789	$238,235
Net cash used in investing activities	(93,644)	(833,219)	(537,982)
Net cash (used in) / provided by financing activities	(192,170)	568,576	303,285
Ending cash and cash equivalents balance	46,659	34,706	19,976
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

Net cash provided by operating activities increased $18.1 million to $297.9 million for the year ended December 31, 2014 compared to $279.8 million for the year ended December 31, 2013. The increase was primarily due to cash flow generated by acquisitions, cash rent commencements on new leases and the receipt of a prepayment fee for our Construction Loan in May 2014.

Net cash used in investing activities decreased $739.6 million to $93.6 million for the year ended December 31, 2014 compared to $833.2 million for the year ended December 31, 2013. The decrease primarily resulted from lower acquisition related activities, the repayment of our Construction Loan receivable and cash proceeds from the sale of the 9911 Belward Campus property, partially offset by higher capital expenditures relating to our development projects during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net cash used in financing activities of $192.2 million for the year ended December 31, 2014 primarily resulted from the early repayment of the mortgage note secured by our Center for Life Science | Boston property and payment of dividends, partially offset by proceeds from the issuance of our Notes due 2019. Net cash provided by financing activities of $568.6 million for the year ended December 31, 2013 primarily resulted from the net impact of proceeds from issuance of common stock used to redeem our Series A preferred stock and proceeds from our Term Loan due 2018, partially offset by payment of dividends.
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

Net cash provided by financing activities increased $265.3 million to $568.6 million for the year ended December 31, 2013 compared to $303.3 million for the year ended December 31, 2012. The increase primarily reflects increased financing requirements due to increased acquisition-related activity and capital expenditures during the year ended December 31, 2013 compared to the year ended December 31, 2012. Proceeds from our common stock offerings in February and April 2013 were primarily used to redeem our Series A preferred stock and to acquire properties.

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
Our FFO and CFFO available to common shares and OP units and a reconciliation to net income for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share and share data) were as follows:

	Year Ended
	December 31,
	2014	2013	2012
Net income / (loss) available to the common stockholders	$193,778	$37,720	$(2,778)
Adjustments:
(Gain) / loss on sale of real estate / assets	(136,609)	(229)	4,552
Noncontrolling interests in operating partnership (1)	5,246	819	(54)
Depreciation and amortization - unconsolidated partnerships	3,909	1,497	1,291
Depreciation and amortization - consolidated entities	254,341	245,000	196,844
Depreciation and amortization - discontinued operations	—	—	92
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(2,586)	(1,128)	(112)
FFO available to common shares and units - basic	318,079	283,679	199,835
Interest expense on Exchangeable Senior Notes (2)	5,533	6,750	6,750
FFO available to common shares and units - diluted	323,612	290,429	206,585
Acquisition-related expenses	3,831	5,282	13,077
CFFO available to common shares and units - diluted	$327,443	$295,711	$219,662
FFO per share - diluted	$1.55	$1.47	$1.23
CFFO per share - diluted	$1.57	$1.49	$1.31
Weighted-average common shares and units outstanding - diluted (2) (3)	208,715,975	198,193,909	167,437,187

(1)
Net income attributable to noncontrolling interests in the operating partnership is included in net income available to unit holders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The years ended December 31, 2014, 2013 and 2012 include 5,678,087, 10,405,224 and 10,259,496 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The years ended December 31, 2014, 2013 and 2012 include 1,483,015, 1,391,663 and 1,477,304 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of December 31, 2014, the Company owned an approximate 97.4% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.6% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of December 31, 2014 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Consolidated indebtedness:
Secured mortgages	$31,642	$250,618	$32,306	$47,804	$5,724	$115,802	$483,896
Unsecured line of credit	—	—	—	84,000	—	—	84,000
Term Loan due 2017 - U.S. dollar	—	—	243,596	—	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	155,730	—	—	—	155,730
Term Loan due 2018	—	—	—	350,000	—	—	350,000
Exchangeable Senior Notes	95,678	—	—	—	—	—	95,678
Notes due 2016	—	400,000	—	—	—	—	400,000
Notes due 2019	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	127,320	650,618	431,632	481,804	405,724	615,802	2,712,900
Share of unconsolidated indebtedness:
Secured mortgage	1,401	—	—	—	—	—	1,401
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	29,196	—	—	—	—	—	29,196
Total indebtedness	$156,516	$650,618	$431,632	$481,804	$405,724	$615,802	$2,742,096

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.56 to £1.00 at December 31, 2014.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of December 31, 2014.
On April 1, 2014, we repaid in full the mortgage loan secured by our Center for Life Science | Boston property in Boston, Massachusetts prior to its scheduled maturity date. The then-outstanding loan amount of approximately $334.4 million, which bore interest at a fixed rate of 7.75% per annum, was paid off by borrowings under our $900.0 million unsecured line of credit.
On April 4, 2014, we completed an investment in two properties, 300 George Street and 100 College Street, in New Haven, Connecticut. In connection with that investment, we assumed a $46.3 million mortgage note secured by the 300 George Street property and a construction loan with $21.7 million of outstanding borrowings that were used to partially fund the development of the 100 College Street property. As of December 31, 2014, we expect to incur an additional $81.0 million of costs to complete the development of the 100 College Street property.
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

During the year ended December 31, 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 4,955,377 shares of common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes. Subsequent to December 31, 2014, the Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.
The credit facilities governing the Amended and Restated Credit Facility and the Term Loan due 2017 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of December 31, 2014.
The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of December 31, 2014.
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
BioMed Realty Trust, Inc.’s total capitalization at December 31, 2014 was approximately $7.1 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	December 31, 2014
Debt:
Mortgage notes payable (1)		$483,896	6.8%
Exchangeable senior notes		95,678	1.4%
Unsecured senior notes (1)		1,300,000	18.4%
Unsecured senior term loans (2)		749,326	10.6%
Unsecured line of credit		84,000	1.2%
Total debt		2,712,900	38.4%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	202,847,906	4,369,343	61.6%
Total equity		4,369,343	61.6%
Total capitalization		$7,082,243	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $155.7 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.56 to £1.00 at December 31, 2014.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $21.54 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At December 31, 2014, 197,442,432 of the outstanding OP units had been issued to our Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.

Our organizational documents do not limit the amount of indebtedness that we may incur, and we may modify our financing strategy from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock. In addition, the terms of the indentures governing our Notes due 2016, Notes due 2019, Notes due 2020 and Notes due 2022, the Unsecured Senior Term Loan credit facility and Amended and Restated Credit Facility require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere herein.
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
At December 31, 2014, we had $84.0 million in outstanding borrowings on the unsecured line of credit portion of our Amended and Restated Credit Facility, with a weighted-average interest rate of 1.27%. At December 31, 2014, we had additional borrowing capacity under the unsecured line of credit of up to approximately $816.0 million.
A summary of our outstanding consolidated mortgage notes payable as of December 31, 2014 and December 31, 2013 is as follows (in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2014	December 31, 2013	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,486	$10,631	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,913	13,091	July 1, 2017
Center for Life Science | Boston (1)	7.75%	7.75%	—	334,447	June 30, 2014
100 College Street (2)	2.40%	2.40%	82,210	—	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
300 George Street (2)	6.20%	4.91%	45,052	—	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	12,938	13,449	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	55,545	57,927	December 1, 2018
Shady Grove Road	5.97%	5.97%	141,131	143,067	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	16,056	16,752	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	61,905	62,946	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,660	4,738	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			$483,896	$698,048
Unamortized premiums			12,861	11,276
Mortgage notes payable, net			$496,757	$709,324

(1)	On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company's Center for Life Science | Boston property prior to its scheduled maturity date.

(2)	Mortgage notes payable assumed on April 4, 2014 in connection with the acquisition of the related properties.
Premiums were recorded upon assumption of the mortgage notes payable at the time of the related acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.
As of December 31, 2014, principal payments due for our indebtedness (excluding debt premiums and discounts, and our proportionate share of the indebtedness of our unconsolidated partnerships) were as follows (in thousands):

2015 (1)	$127,320
2016	650,618
2017	431,632
2018	481,804
2019	405,724
Thereafter	615,802
$2,712,900

(1)
Includes $95.7 million in principal amount of the Exchangeable Senior Notes, which subsequent to December 31, 2014, were exchanged for 5,764,026 shares of our Parent Company's common stock, at the request of the holders.

The following table provides information with respect to our contractual obligations at December 31, 2014, including maturities and scheduled principal repayments, but excluding related unamortized debt premiums. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2014.

Obligation	2015	2016-2017	2018-2019	Thereafter	Total
	(In thousands)
Mortgage notes payable (1)	$31,642	$282,924	$53,528	$115,802	$483,896
Exchangeable Senior Notes (2)	95,678	—	—	—	95,678
Notes due 2016 (3)	—	400,000	—	—	400,000
Notes due 2019 (3)	—	—	400,000	—	400,000
Notes due 2020 (3)	—	—	—	250,000	250,000
Notes due 2022 (3)	—	—	—	250,000	250,000
Term Loan due 2017 - US dollar	—	243,596	—	—	243,596
Term Loan - GBP	—	155,730	—	—	155,730
Term Loan due 2018	—	—	350,000	—	350,000
Unsecured line of credit	—	—	84,000	—	84,000
Share of debt of unconsolidated partnerships (1)	29,196	—	—	—	29,196
Interest payments on debt obligations (4)	88,250	128,439	94,002	56,635	367,326
Ground lease obligations	4,676	10,022	10,541	483,499	508,738
Construction projects	228,300	71,775	—	—	300,075
Tenant obligations, lease commissions and other commitments	164,668	46,451	324	—	211,443
Total	$642,410	$1,338,937	$992,395	$1,155,936	$4,129,678

(1)	Balance excludes unamortized debt premium.

(2)	Subsequent to December 31, 2014, the entire principal amount of the Exchangeable Senior Notes was exchanged for 5,764,026 shares of our Parent Company's common stock, at the request of the holders.

(3)	Balance excludes unamortized debt discount.

(4)	Interest payments reflect cash payments that are based on the interest rates in effect and debt balances outstanding on December 31, 2014.

Off-Balance Sheet Arrangements
As of December 31, 2014, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $3.1 million and the liabilities were $2.9 million at December 31, 2014. Our equity in net loss of BioPark Fremont, LLC was $92,000 for the year ended December 31, 2014.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.4 million and $13.8 million at December 31, 2014 and December 31, 2013, respectively. The liabilities were $10.7 million at both December 31, 2014 and December 31, 2013. Our equity in net income of the McKellar Court partnership was $914,000 and $913,000 for the years ended December 31, 2014 and 2013, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $268.2 million and $255.5 million at December 31, 2014 and December 31, 2013, respectively, and the liabilities were $147.5 million and $150.7 million at December 31, 2014 and December 31, 2013, respectively. Our equity in net loss of the PREI joint ventures was $76,000 and $1.8 million for the years ended December 31, 2014 and 2013, respectively.
We are the primary beneficiary in six other VIEs, consisting of single-tenant properties in which the tenant has a fixed-price purchase option, and VIEs at ten properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	December 31, 2014	December 31, 2013	Maturity Date
BioPark Fremont	50%	3.7%	$1,401	$1,356	May 1, 2015
PREI I LLC (3)	20%	2.2%	27,795	27,795	August 13, 2015
Total			$29,196	$29,151

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of December 31, 2014.

(3)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In accordance with the loan agreement, Prudential Insurance Corporation of America has guaranteed repayment of the secured loan. We have an option to extend the maturity date of the secured loan to August 13, 2016 after satisfying certain conditions and paying an extension fee.

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
Our unsecured line of credit, a portion of our Term Loan due 2017, a portion of our Term Loan due 2018, the outstanding balance of a mortgage secured by a property in Connecticut and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and will be sensitive to inflation.

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
Interest Rate Risk
As of December 31, 2014, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	December 31, 2014
Fixed interest rate (2)	$1,804,128	66.3%	4.28%
Variable interest rate - hedged (3)	555,730	20.4%	2.21%
Variable interest rate - unhedged (4)	359,806	13.3%	1.60%
Total/weighted-average effective interest rate	$2,719,664	100.0%	3.50%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Exchangeable Senior Notes, our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.56 to £1.00 at December 31, 2014. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.39% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.90% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At December 31, 2014, the fair-value of all fixed-rate debt was estimated to be $1.9 billion compared to the net carrying value of $1.8 billion (including debt premiums and discounts). At December 31, 2014, the fair-value of all variable-rate debt was estimated to be $910.8 million compared to the net carrying value of $915.5 million. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of December 31, 2014 in relation to total assets of $6.2 billion and equity market capitalization of $4.4 billion of BioMed Realty Trust, Inc.’s common stock, and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at December 31, 2014, a 1.0% change in interest rates would change our interest costs by approximately $3.9 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of December 31, 2014, would equal approximately $10.2 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of operations are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the quarter ended December 31, 2014 and 2013, total revenues from our foreign subsidiary were $4.4 million and $4.7 million, respectively, which represented 2.6% and 3.0% of our total revenues for the respective periods. For the year ended December 31, 2014 and 2013, total revenues from our foreign subsidiary were $20.2 million and $18.2 million, respectively, which represented 3.0% and 2.9% of our total revenues for the respective periods. Our net investment in properties outside the United States was $200.2 million and $190.2 million as of December 31, 2014 and December 31, 2013, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $44.5 million as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:
We have audited the accompanying consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BioMed Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

San Diego, California
February 6, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
BioMed Realty Trust, Inc.:

We have audited BioMed Realty Trust, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, BioMed Realty Trust, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BioMed Realty Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 6, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Diego, California
February 6, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of the General Partner
BioMed Realty, L.P.:
We have audited the accompanying consolidated balance sheets of BioMed Realty, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioMed Realty, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/s/ KPMG LLP

San Diego, California
February 6, 2015

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013

ASSETS
Investments in real estate, net	$5,416,575	$5,217,902
Investments in unconsolidated partnerships	35,291	32,137
Cash and cash equivalents	46,659	34,706
Accounts receivable, net	14,631	8,421
Accrued straight-line rents, net	163,716	173,779
Deferred leasing costs, net	219,713	198,067
Other assets	274,301	307,589
Total assets	$6,170,886	$5,972,601
LIABILITIES AND EQUITY
Mortgage notes payable, net	$496,757	$709,324
Exchangeable senior notes	95,678	180,000
Unsecured senior notes, net	1,293,903	895,083
Unsecured senior term loans	749,326	758,786
Unsecured line of credit	84,000	128,000
Accounts payable, accrued expenses and other liabilities	381,280	314,383
Total liabilities	3,100,944	2,985,576
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 197,442,432 shares and 192,115,002 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,975	1,921
Additional paid-in capital	3,649,235	3,554,558
Accumulated other comprehensive loss, net	(2,214)	(32,923)
Dividends in excess of earnings	(645,983)	(583,569)
Total stockholders’ equity	3,003,013	2,939,987
Noncontrolling interests	66,929	47,038
Total equity	3,069,942	2,987,025
Total liabilities and equity	$6,170,886	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	For the Year Ended
	December 31,
	2014	2013	2012
Revenues:
Rental	$485,761	$445,980	$392,628
Tenant recoveries	162,394	141,634	120,793
Other revenue	26,454	49,700	4,746
Total revenues	674,609	637,314	518,167
Expenses:
Rental operations	214,502	184,073	152,219
Depreciation and amortization	254,341	245,000	196,844
General and administrative	49,315	44,175	38,025
Executive severance	4,380	—	—
Acquisition-related expenses	3,831	5,282	13,077
Total expenses	526,369	478,530	400,165
Income from operations	148,240	158,784	118,002
Equity in net income / (loss) of unconsolidated partnerships	745	(905)	(1,389)
Interest expense, net	(95,280)	(107,727)	(99,608)
Gain on sale of real estate	136,609	—	—
Other income / (expense)	11,154	(2,943)	(872)
Income from continuing operations	201,468	47,209	16,133
Loss from discontinued operations	—	—	(4,370)
Net income	201,468	47,209	11,763
Net (income) / loss attributable to noncontrolling interests	(7,690)	(565)	62
Net income attributable to the Company	193,778	46,644	11,825
Preferred stock dividends	—	(2,393)	(14,603)
Cost on redemption of preferred stock	—	(6,531)	—
Net income / (loss) available to common stockholders	$193,778	$37,720	$(2,778)
Income from continuing operations per share available to common stockholders:
Basic earnings per share	$0.99	$0.20	$—
Diluted earnings per share	0.98	0.20	—
Loss from discontinued operations per share available to common stockholders:
Basic and diluted earnings per share	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders:
Basic earnings per share	$0.99	$0.20	$(0.03)
Diluted earnings per share	$0.98	$0.20	$(0.03)
Weighted-average common shares outstanding:
Basic	193,003,934	182,043,391	152,752,086
Diluted	207,232,960	186,397,022	155,700,387
See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net income	$201,468	$47,209	$11,763
Other comprehensive income:
Foreign currency translation adjustments	(1,639)	395	3,611
Unrealized (loss) / gain from derivative instruments, net	(3,088)	6,116	(5,144)
Amortization of deferred interest costs	6,722	6,832	6,933
Reclassification of unrealized loss on equity securities	—	—	545
Reclassification on sale of equity securities	(9,322)	—	(38)
Unrealized gain / (loss) on equity securities	46,640	10,907	(390)
Total other comprehensive income	39,313	24,250	5,517
Comprehensive income	240,781	71,459	17,280
Comprehensive income attributable to noncontrolling interests	(16,294)	(3,013)	(42)
Comprehensive income attributable to the Company	$224,487	$68,446	$17,238

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
Balance at December 31, 2011	$191,469	154,101,482	$1,541	$2,773,994	$(60,138)	$(304,759)	$2,602,107	$10,089	$2,612,196
Net issuances of unvested restricted common stock	—	179,115	1	(3,529)	—	—	(3,528)	—	(3,528)
Conversion of OP units to common stock	—	47,221	1	—	—	—	1	(1)	—
Vesting of share-based awards	—	—	—	11,530	—	—	11,530	—	11,530
Reallocation of equity to noncontrolling interests	—	—	—	(146)	—	—	(146)	146	—
Common stock dividends	—	—	—	—	—	(135,743)	(135,743)	—	(135,743)
OP unit distributions	—	—	—	—	—	—	—	(2,591)	(2,591)
Net income	—	—	—	—	—	11,825	11,825	(62)	11,763
Preferred stock dividends	—	—	—	—	—	(14,603)	(14,603)	—	(14,603)
Foreign currency translation adjustment	—	—	—	—	3,543	—	3,543	68	3,611
Reclassification on unrealized loss on equity securities	—	—	—	—	535	—	535	10	545
Reclassification on sale of equity securities	—	—	—	—	(38)	—	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	(382)	—	(382)	(8)	(390)
Amortization of deferred interest costs	—	—	—	—	6,803	—	6,803	130	6,933
Unrealized loss on derivative instruments, net	—	—	—	—	(5,048)	—	(5,048)	(96)	(5,144)
Balance at December 31, 2012	$191,469	154,327,818	$1,543	$2,781,849	$(54,725)	$(443,280)	$2,476,856	$7,685	$2,484,541
Net proceeds from sale of common stock	—	31,855,000	319	640,778	—	—	641,097	—	641,097
Net issuances of unvested restricted common stock	—	343,561	3	(5,053)	—	—	(5,050)	—	(5,050)
Conversion of OP units to common stock	—	20,396	—	(87)	—	—	(87)	87	—
Redemption of Series A preferred stock	(191,469)	—	—	—	—	(6,531)	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	12,852	—	—	12,852	—	12,852
Issuance of common stock in connection with Wexford merger	—	5,568,227	56	116,487	—	—	116,543	—	116,543
Issuance of OP units	—	—	—	—	—	—	—	48,571	48,571
Reallocation of noncontrolling interests to equity	—	—	—	7,732	—	—	7,732	(7,732)	—
Common stock dividends	—	—	—	—	—	(178,009)	(178,009)	—	(178,009)

	Series A Preferred Stock	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
		Shares	Amount
OP unit distributions	—	—	—	—	—	—	—	(4,586)	(4,586)
Net income	—	—	—	—	—	46,644	46,644	565	47,209
Preferred stock dividends	—	—	—	—	—	(2,393)	(2,393)	—	(2,393)
Foreign currency translation adjustments	—	—	—	—	362	—	362	33	395
Unrealized gain on equity securities	—	—	—	—	8,824	—	8,824	2,083	10,907
Amortization of deferred interest costs	—	—	—	—	6,665	—	6,665	167	6,832
Unrealized gain on derivative instruments, net	—	—	—	—	5,951	—	5,951	165	6,116
Balance at December 31, 2013	$—	192,115,002	$1,921	$3,554,558	$(32,923)	$(583,569)	$2,939,987	$47,038	$2,987,025
Offering costs from sale of common stock		—	—	(49)	—	—	(49)	—	(49)
Net issuances of unvested restricted common stock	—	361,553	4	(4,429)	—	—	(4,425)	—	(4,425)
Issuance of stock warrant	—	—	—	102	—	—	102	—	102
Exchange of Exchangeable Senior Notes		4,955,377	50	84,184	—	—	84,234	—	84,234
Conversion of OP units to common stock	—	10,500	—	(51)	—	—	(51)	51	—
Vesting of share-based awards	—	—	—	15,763	—	—	15,763	—	15,763
Reallocation of equity to noncontrolling interests	—	—	—	(843)	—	—	(843)	843	—
Common stock dividends	—	—	—	—	—	(256,192)	(256,192)	—	(256,192)
OP unit distributions	—	—	—	—	—	—	—	(7,080)	(7,080)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	9,783	9,783
Net income	—	—	—	—	—	193,778	193,778	7,690	201,468
Foreign currency translation adjustments	—	—	—	—	(1,596)	—	(1,596)	(43)	(1,639)
Reclassification on sale of equity securities	—	—	—	—	(7,784)	—	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	—	36,551	—	36,551	10,089	46,640
Amortization of deferred interest costs	—	—	—	—	6,544	—	6,544	178	6,722
Unrealized loss on derivative instruments, net	—	—	—	—	(3,006)	—	(3,006)	(82)	(3,088)
Balance at December 31, 2014	$—	197,442,432	$1,975	$3,649,235	$(2,214)	$(645,983)	$3,003,013	$66,929	$3,069,942

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012

Operating activities:
Net income	$201,468	$47,209	$11,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,341	245,000	196,927
Allowance for doubtful accounts	900	931	1,656
Gain on sale of real estate	(136,609)	—	—
Non-cash revenue adjustments	1,235	9,870	11,261
Other adjustments	7,947	9,095	19,027
Compensation expense related to restricted common stock and LTIP units	15,763	12,852	11,530
Distributions representing a return on capital from unconsolidated partnerships	1,986	237	1,202
Changes in operating assets and liabilities:
Accounts receivable	(6,724)	(2,958)	282
Accrued straight-line rents	(13,251)	(22,027)	(23,044)
Deferred leasing costs	(15,576)	(13,597)	(13,993)
Other assets	(24,395)	(2,798)	2,748
Accounts payable, accrued expenses and other liabilities	10,768	(4,025)	18,876
Net cash provided by operating activities	297,853	279,789	238,235
Investing activities:
Purchases of investments in real estate and related intangible assets	(133,983)	(480,049)	(366,492)
Capital expenditures	(414,455)	(252,128)	(138,870)
Proceeds from sale of property, net of selling costs	317,187	—	—
Contributions from tax credit transactions, net	48,789	34,585	—
Draws on notes receivable	(48,169)	(124,048)	(21,697)
Repayment of notes receivable	184,239	—	—
Contributions to unconsolidated partnerships, net	(5,433)	(1,730)	(2,410)
Purchases of debt and equity securities	(31,808)	(16,081)	(8,645)
Proceeds from the sale of debt and equity securities	14,202	6,232	132
Funds held for investments in real estate	(24,213)	—	—
Net cash used in investing activities	(93,644)	(833,219)	(537,982)
Financing activities:
Proceeds from common stock offering	—	668,553	—
Payment of offering costs	—	(27,456)	—
Redemption of Series A preferred stock	—	(198,000)	—
Payment of deferred loan costs	(3,546)	(6,947)	(5,937)
Unsecured line of credit proceeds	885,000	805,000	596,000
Unsecured line of credit payments	(929,000)	(795,000)	(746,000)
Mortgage notes proceeds	60,079	4,182	—
Principal payments on mortgage notes payable	(342,203)	(115,542)	(41,196)
Proceeds from unsecured senior term loans	—	350,000	556,404
Unsecured senior term loan payments	—	—	(156,404)
Proceeds from unsecured senior notes	397,632	—	247,815

	Year Ended
	December 31,
	2014	2013	2012

Release of restriction of cash for repayment of debt	—	60,000	—
Distributions to operating partnership unit and LTIP unit holders	(7,246)	(3,921)	(2,498)
Dividends paid to common stockholders	(252,886)	(166,248)	(130,298)
Dividends paid to preferred stockholders	—	(6,045)	(14,601)
Net cash (used in) / provided by financing activities	(192,170)	568,576	303,285
Effect of exchange rate changes on cash and cash equivalents	(86)	(416)	27
Net increase in cash and cash equivalents	11,953	14,730	3,565
Cash and cash equivalents at beginning of period	34,706	19,976	16,411
Cash and cash equivalents at end of period	$46,659	$34,706	$19,976
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $21,877, $14,205 and $8,644 for the years ended December 31, 2014, 2013 and 2012, respectively)	$85,245	$94,938	$81,868
Supplemental disclosure of non-cash investing and financing activities:
Accrual for preferred stock dividends declared	$—	$—	$3,651
Accrual for common stock dividends declared	51,335	48,029	36,268
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,405	1,354	689
Accrued additions to real estate and related intangible assets	122,379	56,712	33,153
Mortgage notes assumed (includes premiums of $3,966, $8,671 and $1,802 for the years ended December 31, 2014, 2013 and 2012, respectively)	71,937	250,466	25,947
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114	—
Exchange of Exchangeable Senior Notes to common stock	84,322	—	—
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—	—
Deposits applied for acquisitions	—	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	December 31,
	2014	2013

ASSETS
Investments in real estate, net	$5,416,575	$5,217,902
Investments in unconsolidated partnerships	35,291	32,137
Cash and cash equivalents	46,659	34,706
Accounts receivable, net	14,631	8,421
Accrued straight-line rents, net	163,716	173,779
Deferred leasing costs, net	219,713	198,067
Other assets	274,301	307,589
Total assets	$6,170,886	$5,972,601
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$496,757	$709,324
Exchangeable senior notes	95,678	180,000
Unsecured senior notes, net	1,293,903	895,083
Unsecured senior term loans	749,326	758,786
Unsecured line of credit	84,000	128,000
Accounts payable, accrued expenses and other liabilities	381,280	314,383
Total liabilities	3,100,944	2,985,576
Capital:
Partners’ capital:
Limited partners' capital, 5,405,474 and 5,415,974 units issued and outstanding at December 31, 2014 and December 31, 2013, respectively	45,600	45,708
General partner's capital, 197,442,432 and 192,115,002 units issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3,002,135	2,970,650
Accumulated other comprehensive income / (loss)	878	(30,663)
Total partners’ capital	3,048,613	2,985,695
Noncontrolling interests	21,329	1,330
Total capital	3,069,942	2,987,025
Total liabilities and capital	$6,170,886	$5,972,601

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except unit data)

	For the Year Ended
	December 31,
	2014	2013	2012
Revenues:
Rental	$485,761	$445,980	$392,628
Tenant recoveries	162,394	141,634	120,793
Other revenue	26,454	49,700	4,746
Total revenues	674,609	637,314	518,167
Expenses:
Rental operations	214,502	184,073	152,219
Depreciation and amortization	254,341	245,000	196,844
General and administrative	49,315	44,175	38,025
Executive severance	4,380	—	—
Acquisition-related expenses	3,831	5,282	13,077
Total expenses	526,369	478,530	400,165
Income from operations	148,240	158,784	118,002
Equity in net income / (loss) of unconsolidated partnerships	745	(905)	(1,389)
Interest expense, net	(95,280)	(107,727)	(99,608)
Gain on sale of real estate	136,609	—	—
Other income / (expense)	11,154	(2,943)	(872)
Income from continuing operations	201,468	47,209	16,133
Loss from discontinued operations	—	—	(4,370)
Net income	201,468	47,209	11,763
Net (income) / loss attributable to noncontrolling interests	(2,444)	254	8
Net income attributable to the Operating Partnership	199,024	47,463	11,771
Preferred unit distributions	—	(2,393)	(14,603)
Cost on redemption of preferred units	—	(6,531)	—
Net income / (loss) available to unit holders	$199,024	$38,539	$(2,832)
Income from continuing operations per unit available to unit holders:
Basic earnings per unit	$0.99	$0.20	$—
Diluted earnings per unit	$0.98	$0.20	$—
Loss from discontinued operations per unit available to unit holders:
Basic and diluted earnings per unit	$—	$—	$(0.03)
Net income / (loss) per unit available to unit holders:
Basic earnings per unit	$0.99	$0.20	$(0.03)
Diluted earnings per unit	$0.98	$0.20	$(0.03)
Weighted-average units outstanding:
Basic	198,410,616	186,333,292	155,670,931
Diluted	207,232,960	186,396,309	155,670,931

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012
Net income	$201,468	$47,209	$11,763
Other comprehensive income:
Foreign currency translation adjustments	(1,639)	395	3,611
Unrealized (loss) / gain from derivative instruments, net	(3,088)	6,116	(5,144)
Amortization of deferred interest costs	6,722	6,832	6,933
Reclassification of unrealized loss on equity securities	—	—	545
Reclassification on sale of equity securities	(9,322)	—	(38)
Unrealized gain / (loss) on equity securities	46,640	10,907	(390)
Total other comprehensive income	39,313	24,250	5,517
Comprehensive income	240,781	71,459	17,280
Comprehensive (income) / loss attributable to noncontrolling interests	(10,216)	(1,582)	8
Comprehensive income attributable to the Operating Partnership	$230,565	$69,877	$17,288

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests / (Deficit)	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2011	7,920,000	$191,469	2,979,979	$10,332	154,101,482	$2,469,233	$(58,594)	$2,612,440	$(244)	$2,612,196
Net issuances of unvested restricted OP units	—	—	—	—	179,115	(3,528)	—	(3,528)	—	(3,528)
Conversion of OP units	—	—	(47,221)	(1)	47,221	1	—	—	—	—
Vesting of share-based awards	—	—	—	—	—	11,530	—	11,530	—	11,530
Reallocation of equity to limited partners	—	—	—	251	—	(251)	—	—	—	—
Distributions	—	(14,603)	—	(2,591)	—	(135,743)	—	(152,937)	—	(152,937)
Net income	—	14,603	—	(54)	—	(2,778)	—	11,771	(8)	11,763
Foreign currency translation adjustment	—	—	—	—	—	—	3,611	3,611	—	3,611
Reclassification on unrealized loss on equity securities	—	—	—	—	—	—	545	545	—	545
Reclassification on sale of equity securities	—	—	—	—	—	—	(38)	(38)	—	(38)
Unrealized loss on equity securities	—	—	—	—	—	—	(390)	(390)	—	(390)
Amortization of deferred interest costs	—	—	—	—	—	—	6,933	6,933	—	6,933
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	(5,144)	(5,144)	—	(5,144)
Balance at December 31, 2012	7,920,000	$191,469	2,932,758	$7,937	154,327,818	$2,338,464	$(53,077)	$2,484,793	$(252)	$2,484,541
Proceeds from issuance of OP units	—	—	2,034,211	41,518	31,855,000	641,097	—	682,615	—	682,615
Net issuances of unvested restricted OP units	—	—	132,441	—	343,561	(5,050)	—	(5,050)	—	(5,050)
Conversion of OP units	—	—	(20,396)	87	20,396	(87)	—	—	—	—
Redemption of preferred units	(7,920,000)	(198,000)	—	—	—	—	—	(198,000)	—	(198,000)
Vesting of share-based awards	—	—	—	—	—	12,852	—	12,852	—	12,852
Issuance of OP units in connection with Wexford merger	—	—	336,960	7,053	5,568,227	116,543	—	123,596	—	123,596
Reallocation of capital to limited partners	—	—	—	(7,120)	—	7,120	—	—	—	—
Distributions	—	(2,393)	—	(4,586)	—	(178,009)	—	(184,988)	—	(184,988)

	Preferred Series A		Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive (Loss)/Income	Total Partners' Capital	Noncontrolling Interests / (Deficit)	Total Capital
	Units	Amount	Units	Amount	Units	Amount
Net income	—	8,924	—	819	—	37,720	—	47,463	(254)	47,209
Foreign currency translation adjustment	—	—	—	—	—	—	395	395	—	395
Reclassification on sale of equity securities	—	—	—	—	—	—	—	—	—	—
Unrealized gain on equity securities	—	—	—	—	—	—	9,071	9,071	1,836	10,907
Amortization of deferred interest costs	—	—	—	—	—	—	6,832	6,832	—	6,832
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	6,116	6,116	—	6,116
Balance at December 31, 2013	—	$—	5,415,974	$45,708	192,115,002	$2,970,650	$(30,663)	$2,985,695	$1,330	$2,987,025
Offering costs from issuance of OP units	—	—	—	—	—	(49)	—	(49)	—	(49)
Net issuances of unvested restricted OP units	—	—	—	—	361,553	(4,425)	—	(4,425)	—	(4,425)
Issuance of stock warrant	—	—	—	—	—	102	—	102	—	102
Conversion of OP units	—	—	(10,500)	51	10,500	(51)	—	—	—	—
Exchange of Exchangeable Senior notes	—	—	—	—	4,955,377	84,234	—	84,234	—	84,234
Vesting of share-based awards	—	—	—	—	—	15,763	—	15,763	—	15,763
Reallocation of capital to limited partners	—	—	—	1,675	—	(1,675)	—	—	—	—
Distributions	—	—	—	(7,080)	—	(256,192)	—	(263,272)	—	(263,272)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	9,783	9,783
Net income	—	—	—	5,246	—	193,778	—	199,024	2,444	201,468
Foreign currency translation adjustments	—	—	—	—	—	—	(1,639)	(1,639)	—	(1,639)
Reclassification on sale of equity securities	—	—	—	—	—	—	(7,784)	(7,784)	(1,538)	(9,322)
Unrealized gain on equity securities	—	—	—	—	—	—	37,330	37,330	9,310	46,640
Amortization of deferred interest costs	—	—	—	—	—	—	6,722	6,722	—	6,722
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(3,088)	(3,088)	—	(3,088)
Balance at December 31, 2014	—	$—	5,405,474	$45,600	197,442,432	$3,002,135	$878	$3,048,613	$21,329	$3,069,942
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2014	2013	2012

Operating activities:
Net income	$201,468	$47,209	$11,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,341	245,000	196,927
Allowance for doubtful accounts	900	931	1,656
Gain on sale of real estate	(136,609)	—	—
Non-cash revenue adjustments	1,235	9,870	11,261
Other non-cash adjustments	7,947	9,095	19,027
Compensation expense related to share-based payments	15,763	12,852	11,530
Distributions representing a return on capital from unconsolidated partnerships	1,986	237	1,202
Changes in operating assets and liabilities:
Accounts receivable	(6,724)	(2,958)	282
Accrued straight-line rents	(13,251)	(22,027)	(23,044)
Deferred leasing costs	(15,576)	(13,597)	(13,993)
Other assets	(24,395)	(2,798)	2,748
Accounts payable, accrued expenses and other liabilities	10,768	(4,025)	18,876
Net cash provided by operating activities	297,853	279,789	238,235
Investing activities:
Purchases of investments in real estate and related intangible assets	(133,983)	(480,049)	(366,492)
Capital expenditures	(414,455)	(252,128)	(138,870)
Proceeds from sale of properties, net of selling costs	317,187	—	—
Contributions from tax credit transactions, net	48,789	34,585	—
Draws on notes receivable	(48,169)	(124,048)	(21,697)
Repayment of notes receivable	184,239	—	—
Contributions to unconsolidated partnerships, net	(5,433)	(1,730)	(2,410)
Purchases of debt and equity securities	(31,808)	(16,081)	(8,645)
Proceeds from the sale of debt and equity securities	14,202	6,232	132
Funds held for investments in real estate	(24,213)	—	—
Net cash used in investing activities	(93,644)	(833,219)	(537,982)
Financing activities:
Proceeds from issuance of OP units	—	641,097	—
Redemption of Series A preferred units	—	(198,000)	—
Payment of deferred loan costs	(3,546)	(6,947)	(5,937)
Unsecured line of credit proceeds	885,000	805,000	596,000
Unsecured line of credit payments	(929,000)	(795,000)	(746,000)
Mortgage notes proceeds	60,079	4,182	—
Principal payments on mortgage notes payable	(342,203)	(115,542)	(41,196)

	Year Ended
	December 31,
	2014	2013	2012

Proceeds from unsecured senior term loans	—	350,000	556,404
Unsecured senior term loan payments	—	—	(156,404)
Proceeds from unsecured senior notes	397,632	—	247,815
Release of restriction of cash for repayment of debt	—	60,000	—
Distributions paid to unit holders	(260,132)	(170,169)	(132,796)
Distributions paid to preferred unit holders	—	(6,045)	(14,601)
Net cash (used in) / provided by financing activities	(192,170)	568,576	303,285
Effect of exchange rate changes on cash and cash equivalents	(86)	(416)	27
Net increase in cash and cash equivalents	11,953	14,730	3,565
Cash and cash equivalents at beginning of period	34,706	19,976	16,411
Cash and cash equivalents at end of period	$46,659	$34,706	$19,976
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $21,877, $14,205 and $8,644 for the years ended December 31, 2014, 2013 and 2012, respectively)	$85,245	$94,938	$81,868
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$52,740	$49,383	$36,957
Accrual for preferred unit distributions declared	—	—	3,651
Accrued additions to real estate and related intangible assets	122,379	56,712	33,153
Mortgage notes assumed (includes premiums of $3,966, $8,671 and $1,802 for the years ended December 31, 2014, 2013 and 2012, respectively)	71,937	250,466	25,947
Equity issued in connection with Wexford merger and 320 Charles Street acquisition	—	165,114	—
Exchange of Exchangeable Senior Notes to common stock	84,322	—	—
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	21,740	—	—
Deposits applied for acquisitions	—	—	18,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York/New Jersey, Pennsylvania, North Carolina, Seattle and Cambridge (United Kingdom) and research parks located near or adjacent to with universities and their related medical systems.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned a 97.4% interest in the Operating Partnership. The remaining 2.6% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the years ended December 31, 2014, 2013 and 2012, total revenues from properties outside the United States were $20.2 million, $18.2 million and $10.3 million, respectively, which represented 3.0%, 2.9% and 2.0% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $200.2 million, $190.2 million and $188.8 million at December 31, 2014, 2013 and 2012, respectively.

Investments in Partnerships and Limited Liability Companies

The Company evaluates its investments in limited liability companies and partnerships to determine whether such entities may be a VIE, and, if a VIE, whether the Company is the primary beneficiary. Generally, an entity is determined to be a VIE when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The primary beneficiary is the entity that has both (1) the power to direct matters that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company considers a variety of factors in identifying the entity that holds the power to direct matters that most significantly impact the VIE's economic performance including, but not limited to, the ability to direct financing, leasing, construction and other operating decisions and activities. In addition, the Company considers the rights of other investors to participate in policy making decisions, to replace or remove the manager and to liquidate or sell the entity. The obligation to absorb losses and the right to receive benefits when a reporting entity is affiliated with a VIE must be based on ownership, contractual, and/or other pecuniary interests in that VIE. At December 31, 2014 and 2013, the Company determined that it is the primary beneficiary in six and five VIEs, respectively, (excluding certain VIEs through its ownership of Wexford Science and Technology, LLC and related entities (collectively, "Wexford") which are discussed below), consisting of single-tenant properties in which the tenant has a fixed-price purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at December 31, 2014 and 2013 consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Investment in real estate, net	$433,842	$336,832
Total assets	493,066	375,443
Total debt	189,848	143,067
Total liabilities	203,529	154,953

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

Except for investments that are consolidated, the Company accounts for investments in entities over which it exercises significant influence, but does not control, under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for equity in earnings and cash contributions and distributions. Under the equity method of accounting, the Company’s net equity in the investment is reflected in the consolidated balance sheets and its share of net income or loss is included in the Company’s consolidated statements of operations.

On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated partnerships or limited liability companies may be impaired on a more than temporary basis. An investment is impaired only if management’s estimate of the fair-value of the investment is less than the carrying value of the investment on a more than temporary basis. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the fair-value of the investment. Management does not believe that the carrying value of any of the Company’s unconsolidated investments in partnerships or limited liability companies was impaired as of December 31, 2014.

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors ("TCIs") that were established to enable the TCIs to receive benefits of historic tax credits ("HTCs") and/or new market tax credits ("NMTCs") for certain properties owned by Wexford. During the years ended December 31, 2014 and 2013, Wexford owned ten and nine properties, respectively, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statement of operations. At December 31, 2014 and 2013, approximately $5.2 million and $4.3 million of put liabilities were included in other liabilities in the consolidated balance sheets, respectively. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and will be relieved, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the years ended December 31, 2014 and 2013, $48.8 million and $34.4 million of tax credits, net of costs and estimated put payments, were contributed by TCIs and were recorded as other liabilities in the consolidated balance sheets, respectively. During the years ended December 31, 2014 and 2013, $55.5 million and $22.4 million of tax credits have been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property, respectively. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

At December 31, 2014 and 2013, the Company determined that certain special purpose entities owning one property and three properties, respectively, under development are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Investment in real estate, net	$2,507	$177,901
Total assets	24,478	198,968
Total liabilities	7,467	60,197

Investments in Real Estate, Net

Investments in real estate are carried at depreciated cost. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	Remaining useful life, not to exceed 40 years
Tenant improvements	Shorter of the useful lives or the terms of the related leases
Furniture, fixtures, and equipment (other assets)	Three to five years
Acquired in-place leases	Non-cancelable term of the related lease
Acquired management agreements	Non-cancelable term of the related agreement

Investments in real estate, net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$704,958	$713,955
Land under development	151,242	119,325
Buildings and improvements	4,877,135	4,854,175
Construction in progress	629,679	316,025
	6,363,014	6,003,480
Accumulated depreciation	(946,439)	(785,578)
	$5,416,575	$5,217,902

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

Costs incurred in connection with the development or construction of properties and improvements are capitalized. Capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other direct costs incurred during the period of development. The Company capitalizes costs on land and buildings under development until construction is substantially complete and the property is held available for occupancy. Determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of landlord-owned tenant improvements or when the lessee takes possession of the unimproved space for construction of its own improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion substantially completed and occupied or held available for occupancy, and capitalizes only those costs associated with any remaining portion under construction. Interest costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $21.9 million, $14.2 million and $8.6 million, respectively. Payroll costs capitalized for the years ended December 31, 2014, 2013 and 2012 were $4.4 million, $3.6 million and $2.0 million, respectively. Costs associated with acquisitions of businesses are charged to expense.

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

Gain on Sale of Real Estate

The Company recognizes gains on sale of real estate when a contract is in place, a closing has taken place, the buyer's initial and continuing involvement is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial involvement in the property. On December 9, 2014, the Company closed on the sale of the 9911 Belward Campus Drive property located in Rockville, Maryland for approximately $317.2 million in proceeds, net of selling costs, resulting in a gain on sale of approximately $136.6 million.

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

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of December 31, 2014. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at December 31, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2014	Amortization	Net
Acquired in-place leases	$415,389	$(271,782)	$143,607
Acquired management agreements	25,801	(22,328)	3,473
Deferred leasing and other direct costs	111,290	(38,657)	72,633
	$552,480	$(332,767)	$219,713

Deferred leasing costs, net at December 31, 2013 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2013	Amortization	Net
Acquired in-place leases	$365,753	$(233,935)	$131,818
Acquired management agreements	25,801	(20,053)	5,748
Deferred leasing and other direct costs	91,142	(30,641)	60,501
	$482,696	$(284,629)	$198,067

The estimated amortization expense for deferred leasing costs at December 31, 2014 was as follows (in thousands):

2015	$37,121
2016	29,029
2017	26,596
2018	22,348
2019	17,571
Thereafter	87,048
Total	$219,713

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

The impact of the straight-line rent revenue, acquired above and below market lease revenue, and lease incentive revenue consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Straight-line rent revenue	$13,197	$23,136	$23,288
Acquired above-market lease revenue	(4,647)	(11,913)	(9,977)
Acquired below-market lease revenue	6,061	4,325	1,684
Lease incentive revenue	(2,674)	(2,295)	(2,969)
Net increase in revenue	$11,937	$13,253	$12,026
Total estimated minimum rents under non-cancelable operating tenant leases in effect at December 31, 2014 were as follows (in thousands):

2015	$451,321
2016	450,748
2017	433,538
2018	377,925
2019	336,180
Thereafter	2,300,692
Total	$4,350,404

The estimated amortization for acquired above- and below-market lease revenue and lease incentive revenue at December 31, 2014 was as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Amortization of:
Acquired above-market leases	$(1,895)	$(1,307)	$(1,179)	$(1,132)	$(972)	$(4,722)	$(11,207)
Acquired below-market leases	4,042	3,782	3,690	3,656	3,150	17,478	35,798
Lease incentive	(3,951)	(3,863)	(3,420)	(1,615)	(1,456)	(10,109)	(24,414)

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent and tenant recovery payments or defaults. The Company maintains an allowance for accrued straight-line rents. The determination of this allowance is based on the tenants’ payment history and current credit status. Bad debt expense included in rental operations expenses was approximately $900,000, $931,000 and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s allowance for doubtful accounts included in accounts receivable, net and accrued straight line rent, net was approximately $2.4 million, $2.3 million and $4.2 million as of December 31, 2014, 2013 and 2012, respectively.

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

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Available-for-sale securities, historical cost	$10,280	$8,543
Unrealized gain, net	48,341	11,023
Available-for-sale securities, fair-value (1)	58,621	19,566
Privately-held securities, cost basis	43,428	18,485
Total equity securities	$102,049	$38,051

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the year ended December 31, 2014. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the years ended December 31, 2014 and 2013, the Company recorded impairment charges of $2.0 million and $2.8 million, respectively. Impairment charges are included in other expense in the consolidated statements of operations and relate to the Company’s investments in two privately-held companies. Other than these investments there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the year ended December 31, 2014 on the Company’s remaining cost basis investments.

Share-Based Payments

All share-based payments to employees are recognized in the consolidated statement of operations based on their fair-value. Through December 31, 2014, the Company had awarded restricted stock of the Parent Company and LTIP unit grants of the Operating Partnership under its incentive award plan, both of which are valued based on the closing market price of the underlying common stock on the date of grant, and had not granted any stock options. During the years ended December 31, 2014, 2013 and 2012, the Parent Company awarded performance units (the “Performance Units”) to certain of its executive officers. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the vesting conditions (see Note 13 for further information on the fair-value of the Performance Units).

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair-value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Company has determined that the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair-value hierarchy (see Note 9).

The valuation of the Company’s investments in publicly-traded companies utilizes observable market-based inputs, based on the closing trading price of securities as of the balance sheet date, therefore, the Company has determined that valuations of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

No other assets or liabilities are measured at fair-value on a recurring basis, or have been measured at fair-value on a non-recurring basis subsequent to initial recognition, in the accompanying consolidated balance sheets as of December 31, 2014 and 2013.

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

The Company’s primary objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and future variability in the interest-related cash flows from forecasted issuances of debt (see Note 9). The Company formally documents the hedging relationships for all derivative instruments, has historically accounted for its interest rate swap agreements as cash flow hedges, and does not use derivatives for trading or speculative purposes.

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

The Operating Partnership has formed certain taxable REIT subsidiaries (each a “TRS”) on behalf of the Parent Company. In general, each TRS may perform non-customary services for tenants, hold assets that the Parent Company cannot hold directly and, except for the operation or management of health care facilities or lodging facilities or the providing of any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, may engage in any real estate or non-real estate related business. Each TRS is subject to corporate federal and state income taxes on its taxable income at regular corporate tax rates. There is no tax provision for any TRS for the periods presented in the accompanying consolidated statements of operations due to net operating losses incurred. No tax benefits have been recorded since it is not considered more likely than not that the deferred tax asset related to the net operating loss carryforwards will be utilized.

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

The income tax treatment for dividends was as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Per Share	%	Per Share	%	Per Share	%
Common stock:
Ordinary income	$0.50	38.46%	$0.94	100.00%	$0.63	74.12%
Capital gain	0.80	61.54	—	—	—	—
Return of capital	—	—	—	—%	0.22	25.88%
Total	$1.30	100.00%	$0.94	100.00%	$0.85	100.00%
Preferred stock:
Ordinary income	$—	—%	$0.76	100.00%	$1.84	100.00%
Capital gain	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total	$—	—%	$0.76	100.00%	$1.84	100.00%

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

Lease Termination

During the years ended December 31, 2014, 2013 and 2012, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statement of operations of approximately $12.6 million, $42.8 million and $3.5 million, respectively. Lease termination revenue for the year ended December 31, 2014 primarily related to the early termination of leases at three of the Company's properties. Lease termination revenue for the year ended December 31, 2013 primarily related to the termination of a lease with Elan Corporation (“Elan”) at the Company’s Science Center at Oyster Point property for which Elan paid the Company $46.5 million, and the termination of a lease effective August 2013 with Merck at the Company's 320 Bent Street property for which Merck paid the Company $8.7 million in August 2012. Lease termination revenue for the year ended December 31, 2012 primarily related to the termination of the lease with Merck.

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

New Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-8"). ASU 2014-8 requires a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. This new guidance is effective for the Company beginning in the first quarter of 2015, with early adoption permitted under certain circumstances. During the year ended December 31, 2014, the Company adopted the guidance early in connection with the sale of the 9911 Belward Campus Drive property, which was not determined to be a disposal of a major geographical area or a major line of business.

3. Equity of the Parent Company

During the year ended December 31, 2014, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 565,107 and 22,555 shares of common stock, respectively (218,663 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 13,114 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end. In addition, 7,313 shares subject to performance-based vesting conditions originally issued in connection with the Company’s merger with Wexford were forfeited during the year ended December 31, 2014.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2013, 136,296 Performance Units, which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group in 2012 being below the threshold for any payout. In January 2014, of the 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, 20,224 Performance Units vested (resulting in the issuance of 20,224 shares of the Parent Company’s common stock, of which 7,243 shares were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on such vesting) and the remaining 116,072 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2014. In January 2015, 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group for the three years ending December 31, 2014 being below the threshold for any payout. In addition, of the 203,144 Performance Units which were originally granted to certain executive officers in January 2013 and represent the maximum number of Performance Units that could have vested, 13,215 Performance Units vested (resulting in the issuance of 13,215 shares of the Parent Company’s common stock, of which 5,504 shares were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on such vesting) and the remaining 189,929 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2014. During the year ended December 31, 2014, the Parent Company awarded 494,410 Performance Units which represent the maximum number of Performance Units that may vest over a three-year Performance Period ending December 31, 2016. The grant date fair-value of these awards of approximately $4.2 million will be recognized as compensation expense on a straight-line basis over each respective Performance Period. The total compensation remaining on the Performance Units granted during the year ended December 31, 2014 to be expensed in future periods over a weighted-average term of two years was $2.6 million as of December 31, 2014. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of December 31, 2014, the Company had outstanding 197,442,432 shares of the Parent Company’s common stock and 5,083,400 and 322,074 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the year ended December 31, 2014:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 17, 2014	Common stock and OP units	$0.250	January 1, 2014 to March 31, 2014	April 15, 2014	$49,479
June 16, 2014	Common stock and OP units	$0.250	April 1, 2014 to June 30, 2014	July 15, 2014	$49,483
September 15, 2014	Common stock and OP units	$0.250	July 1, 2014 to September 30, 2014	October 15, 2014	$50,714
December 15, 2014	Common stock and OP units	$0.260	October 1, 2014 to December 31, 2014	January 15, 2015	$52,740

In addition to the regularly scheduled quarterly dividends included in the table above, on December 11, 2014, the Company's Board of Directors declared a special cash dividend of $0.30 per share of common stock for a total distribution amount of approximately $60.9 million paid on December 29, 2014 to stockholders of record at the close of business on December 22, 2014.

Total 2014 dividends and distributions declared on common stock and OP units through December 31, 2014 amounted to $263.3 million.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$3,905	$8,938	$(45,766)	$(32,923)
Other comprehensive (loss) / income before reclassifications	(1,639)	46,640	(6,625)	38,376
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	10,259	937
Net other comprehensive (loss) / income	(1,639)	37,318	3,634	39,313
Net other comprehensive loss / (income) allocable to noncontrolling interests	43	(8,551)	(96)	(8,604)
Balance as of December 31, 2014	$2,309	$37,705	$(42,228)	$(2,214)

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at December 31, 2014, was approximately $116.9 million based on the average closing price of the Parent Company’s common stock of $21.62 per share for the ten consecutive trading days immediately preceding December 31, 2014.

The following table shows the vested ownership interests in the Operating Partnership:

	December 31, 2014		December 31, 2013
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	196,031,538	97.4%	190,676,428	97.3%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,645,888	1.3%	2,656,388	1.4%
Operating partnership and LTIP units held by third parties	2,627,145	1.3%	2,627,145	1.3%
Total	201,304,571	100.0%	195,959,961	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of December 31, 2014, the Operating Partnership had outstanding 202,525,832 operating partnership units and 322,074 LTIP units. The Parent Company owned 97.4% of the partnership interests in the Operating Partnership at December 31, 2014, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

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

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at December 31, 2014, was approximately $116.9 million based on the average closing price of the Parent Company’s common stock of $21.62 per share for the ten consecutive trading days immediately preceding December 31, 2014.

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2013	$4,006	$9,186	$(43,855)	$(30,663)
Other comprehensive (loss) / income before reclassifications	(1,639)	46,640	(6,625)	38,376
Amounts reclassified from accumulated other comprehensive income (1)	—	(9,322)	10,259	937
Net other comprehensive (loss) / income	(1,639)	37,318	3,634	39,313
Net other comprehensive income allocable to noncontrolling interest	$—	$(7,772)	$—	$(7,772)
Balance as of December 31, 2014	$2,367	$38,732	$(40,221)	$878

(1)	Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of operations. See Note 9 for further information.

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

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of December 31, 2014 and December 31, 2013 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			December 31, 2014	December 31, 2013	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,486	$10,631	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,913	13,091	July 1, 2017
Center for Life Science | Boston (1)	7.75%	7.75%	—	334,447	June 30, 2014
100 College Street (2)	2.40%	2.40%	82,210	—	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
300 George Street (2)	6.20%	4.91%	45,052	—	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	12,938	13,449	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	55,545	57,927	December 1, 2018
Shady Grove Road	5.97%	5.97%	141,131	143,067	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	16,056	16,752	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	61,905	62,946	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,660	4,738	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			483,896	698,048
Unamortized premiums			12,861	11,276
Mortgage notes payable, net			496,757	709,324
Exchangeable Senior Notes	3.75%	3.75%	95,678	180,000	January 30, 2015
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	—	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	900,000
Unamortized discounts			(6,097)	(4,917)
Unsecured senior notes, net			1,293,903	895,083
Term Loan due 2017 - U.S. dollar (3)	1.57%	2.39%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (3)	1.90%	2.14%	155,730	165,190	March 30, 2017
Term Loan due 2018	1.36%	1.67%	350,000	350,000	March 24, 2018
Unsecured senior term loans			749,326	758,786
Unsecured line of credit (4)	1.27%	1.27%	84,000	128,000	March 24, 2018
Total consolidated debt			$2,719,664	$2,671,193

(1)	On April 1, 2014, the Operating Partnership repaid in full the mortgage loan secured by the Company's Center for Life Science | Boston property prior to its scheduled maturity date.

(2)	Mortgage notes payable assumed on April 4, 2014 in connection with the acquisition of the related properties.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.56 to £1.00 and $1.65 to £1.00 at December 31, 2014 and December 31, 2013, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(4)	At December 31, 2014, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $816.0 million.

Mortgage Notes Payable, net

The net carrying value of properties (investments in real estate) secured by the Operating Partnership’s mortgage notes payable was approximately $1.4 billion and $1.2 billion at December 31, 2014 and 2013, respectively.

Premiums were recorded upon assumption of the mortgage notes payable at the time of the related property acquisition to account for above-market interest rates. Amortization of these premiums is recorded as a reduction to interest expense over the remaining term of the respective note using a method that approximates the effective-interest method.

Exchangeable Senior Notes

On January 11, 2010, the Operating Partnership issued $180.0 million aggregate principal amount of its Exchangeable Senior Notes. The Exchangeable Senior Notes are general senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. Interest at a rate of 3.75% per annum is payable on January 15 and July 15 of each year, beginning on July 15, 2010, until the stated maturity date of January 15, 2030. The terms of the Exchangeable Senior Notes are governed by an indenture, dated January 11, 2010, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee. The Exchangeable Senior Notes contain an exchange settlement feature, which provides that the Exchangeable Senior Notes may, at any time prior to the close of business on the second scheduled trading day preceding the maturity date, be exchangeable for shares of the Parent Company’s common stock at the then applicable exchange rate. As the exchange feature for the Exchangeable Senior Notes must be settled in the common stock of the Parent Company, accounting guidance applicable to convertible debt instruments that permit the issuer to settle all or a portion of the exchange feature in cash upon conversion does not apply. The initial exchange rate was 55.0782 shares per $1,000 principal amount of Exchangeable Senior Notes, representing an exchange price of approximately $18.16 per share of the Parent Company’s common stock. If certain designated events occur on or prior to January 15, 2015 and a holder elects to exchange Exchangeable Senior Notes in connection with any such transaction, the Company will increase the exchange rate by a number of additional shares of the Parent Company’s common stock based on the date the transaction becomes effective and the price paid per share of the Parent Company’s common stock in the transaction, as set forth in the indenture governing the Exchangeable Senior Notes. The exchange rate for the Exchangeable Senior Notes may be adjusted under certain circumstances, including the payment of cash dividends in excess of $0.14 per share of common stock. The increase in the quarterly cash dividend through 2014 resulted in an increase in the exchange rate of the Exchangeable Senior Notes to 60.2441 shares per $1,000 principal amount of Exchangeable Senior Notes (a conversion value of $16.60 per share), effective as of December 29, 2014, the Company’s ex-dividend date for the fourth quarter 2014 dividend.

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

During the year ended December 31, 2014, at the request of the holders that exercised their exchange right pursuant to the terms of the Operating Partnership's Exchangeable Senior Notes, the Parent Company issued 4,955,377 shares of its common stock in exchange for approximately $84.3 million in aggregate principal amount of the Exchangeable Senior Notes. On December 12, 2014, the Operating Partnership issued an offer to repurchase, at the option of each of the holders, any and all of the outstanding Exchangeable Senior Notes. On December 12, 2014 the Company also announced that the Operating Partnership intended to redeem all of the outstanding Exchangeable Senior Notes on January 30, 2015. Subsequent to December 31, 2014, the Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes at the request of the holders.

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

The terms of the indenture for the Notes due 2016 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2014.

Unsecured Senior Notes due 2019, net

On April 23, 2014 the Operating Partnership issued $400.0 million aggregate principal amount of its Notes due 2019. The purchase price paid by the initial purchasers was 99.408% of the principal amount and the Notes due 2019 have been recorded on the consolidated balance sheet net of the discount. The Notes due 2019 are senior unsecured obligations of the Operating Partnership and rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership. However, the Notes due 2019 are effectively subordinated to the Operating Partnership’s existing and future mortgages and other secured indebtedness (to the extent of the value of the collateral securing such indebtedness) and to all existing and future preferred equity and liabilities, whether secured or unsecured, of the Operating Partnership’s subsidiaries, including guarantees provided by the Operating Partnership’s subsidiaries under the Company’s unsecured line of credit. Interest at a rate of 2.625% per year is payable on May 1 and November 1 of each year, beginning on November 1, 2014, until the stated maturity date of May 1, 2019. The terms of the Notes due 2019 are governed by a base indenture and supplemental indenture, dated March 30, 2011 and April 23, 2014, respectively, among the Operating Partnership, as issuer, the Parent Company, as guarantor, and U.S. Bank National Association, as trustee.

The Operating Partnership may redeem the Notes due 2019, in whole or in part, at any time for cash at a redemption price equal to the greater of (1) 100% of the principal amount of the Notes due 2019 being redeemed; or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the adjusted treasury rate plus 20 basis points, plus in each case, accrued and unpaid interest.

The terms of the indenture for the Notes due 2019 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2014.

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

The terms of the indenture for the Notes due 2020 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2014.

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

The terms of the indenture for the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by the Operating Partnership and which require the Operating Partnership to maintain minimum levels of debt service coverage. Management believes that it was in compliance with these covenants as of December 31, 2014.

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

Concurrent with the closing of the Term Loan due 2017 in March 2012, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the outstanding balance under the Term Loan due 2017 at approximately 2.39% for a five-year term, subject to change depending on the Parent Company’s credit ratings.

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

Concurrent with the conversion to GBP denominated debt, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with £100.0 million of the outstanding balance under the Term Loan due 2017 at approximately 2.14% for a five-year term of the Term Loan due 2017, subject to change depending on the Parent Company’s credit ratings.

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

Management believes that the Operating Partnership was in compliance with the covenants as of December 31, 2014.

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

The Amended and Restated Credit Facility includes certain restrictions and covenants which require compliance with financial covenants relating to the minimum amounts of net worth, fixed charge coverage, unsecured debt service coverage, overall leverage and unsecured leverage ratios, the maximum amount of secured indebtedness and certain investment limitations. The unsecured credit agreement specifies a number of events of default (some of which are subject to applicable cure periods), including, among others, the failure to make payments when due, noncompliance with covenants and defaults under other agreements or instruments of indebtedness. Upon the occurrence of an event of default, the lenders may terminate the revolving line of credit and declare all amounts outstanding to be immediately due and payable. Management believes that the Operating Partnership was in compliance with these covenants as of December 31, 2014.

On September 25, 2013, the Operating Partnership entered into interest rate swap agreements, which are intended to have the effect of fixing interest payments associated with $200.0 million of the Term Loan due 2018 outstanding at approximately 2.1% for a three-year term, subject to adjustment based on the Parent Company's credit ratings. See Note 9 for further details.

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

Maturities of Long-Term Debt

As of December 31, 2014, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2015 (1)	$127,320
2016	650,618
2017	431,632
2018	481,804
2019	405,724
Thereafter	615,802
$2,712,900

(1)
Includes $95.7 million in principal payments of the Exchangeable Senior Notes based on the Company's previously announced redemption date of January 30, 2015, which subsequent to December 31, 2014, were exchanged in full for 5,764,026 shares of the Parent Company's common stock at the request of the holders.

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

Through December 31, 2014 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the years ended December 31, 2014, 2013 and 2012 has been deducted from net income available to common stockholders to calculate basic earnings per share. The calculation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income available to common stockholders. For the years ended December 31, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2014 and December 31, 2013 was the end date of the respective Performance Units' Performance Period. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per share as calculated, assuming that December 31, 2012 was the end date of the Performance Units' Performance Period. For the years ended December 31, 2014, 2013 and 2012, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income available to common stockholders less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, for the year ended December 31, 2014, 8,631,164 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were dilutive and were included in the calculation of diluted earnings per share based on the “if converted” method. For the years ended December 31, 2013 and 2012, 10,405,224 and 10,259,496 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method , respectively. No other shares were considered anti-dilutive for the years ended December 31, 2014, 2013 and 2012.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Years Ended December 31,
	2014	2013	2012
Basic earnings per share:
Income from continuing operations	$201,468	$47,209	$16,133
Income from continuing operations attributable to noncontrolling interests	(7,690)	(565)	(20)
Preferred stock dividends	—	(2,393)	(14,603)
Cost on redemption of preferred stock	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,954)	(1,350)	(1,300)
Income from continuing operations available to common stockholders - basic	191,824	36,370	210

Loss from discontinued operations	—	—	(4,370)
Loss from discontinued operations attributable to noncontrolling interests	—	—	82
Loss from discontinued operations available to common stockholders - basic	—	—	(4,288)

Net income / (loss) available to common stockholders - basic	$191,824	$36,370	$(4,078)

Diluted earnings per share:
Income from continuing operations available to common stockholders - basic	191,824	36,370	210
Income from continuing operations attributable to noncontrolling interests in Operating Partnership	5,246	819	29
Interest expense on Exchangeable Senior Notes	5,533	—	—
Income from continuing operations available to common stockholders - diluted	202,603	37,189	239

Loss from discontinued operations available to common stockholders - basic and diluted	—	—	(4,288)
Loss from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	—	(82)
Loss from discontinued operations available to common stockholders - basic and diluted	—	—	(4,370)

Net income / (loss) available to common stockholders - diluted	$202,603	$37,189	$(4,131)

Weighted-average common shares outstanding:
Basic	193,003,934	182,043,391	152,752,086
Incremental shares from assumed conversion:
Performance units	191,180	63,017	—
Operating partnership and LTIP units	5,406,682	4,290,614	2,948,301
Shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes	8,631,164	—	—
Diluted	207,232,960	186,397,022	155,700,387

Basic and diluted earnings per share:
Income from continuing operations per share available to common stockholders - basic	$0.99	$0.20	$—
Income from continuing operations per share available to common stockholders - diluted	$0.98	$0.20	$—
Loss from discontinued operations per share available to common stockholders - basic and diluted	$—	$—	$(0.03)
Net income / (loss) per share available to common stockholders - basic	$0.99	$0.20	$(0.03)
Net income / (loss) per share available to common stockholders - diluted	$0.98	$0.20	$(0.03)

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

Through December 31, 2014, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the years ended December 31, 2014, 2013 and 2012 has been deducted from net income available to unit holders to calculate basic earnings per unit. For the years ended December 31, 2014, 2013 and 2012, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit is calculated based upon net income attributable to unit holders. For the years ended December 31, 2014 and 2013, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that December 31, 2014 and 2013 was the end date of the respective Performance Units’ Performance Period. For the year ended December 31, 2012, the Performance Units were anti-dilutive to the calculation of diluted earnings per unit as calculated, assuming that December 31, 2012 was the end date of the Performance Units' Performance Period. In addition, for the year ended December 31, 2014, 8,631,164 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were dilutive and were included in the calculation of diluted earnings per unit based on the “if converted” method. For the years ended December 31, 2013 and 2012, 10,405,224 and 10,259,496 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method, respectively. No other units were considered anti-dilutive for the years ended December 31, 2014, 2013 or 2012.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Years Ended December 31,
	2014	2013	2012
Basic earnings per unit:
Income from continuing operations	$201,468	$47,209	$16,133
(Income) / Loss from continuing operations attributable to noncontrolling interests	(2,444)	254	8
Preferred unit distributions	—	(2,393)	(14,603)
Cost on redemption of preferred units	—	(6,531)	—
Net income allocable and distributions in excess of earnings to participating securities (continuing operations)	(1,954)	(1,354)	(1,326)
Income from continuing operations available to unit holders - basic	197,070	37,185	212

Loss from discontinued operations - basic	—	—	(4,370)

Net income / (loss) available to unit holders - basic	$197,070	$37,185	$(4,158)

Diluted earnings per unit
Income from continuing operations available to unit holders - basic	197,070	37,185	212
Interest expense on Exchangeable Senior Notes	5,533	—	—
Income from continuing operations available to unit holders - diluted	202,603	37,185	212

Loss from discontinued operations available to unit holders - diluted	—	—	(4,370)

Net income / (loss) available to common unit holders - diluted	202,603	37,185	(4,158)

Weighted-average units outstanding:
Basic	198,410,616	186,333,292	155,670,931
Incremental units from assumed conversion:
Performance units	191,180	63,017	—
Units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes	8,631,164	—	—
Diluted	207,232,960	186,396,309	155,670,931

Basic and diluted earnings per unit:
Income from continuing operations per unit available to unit holders - basic	$0.99	$0.20	$—
Income from continuing operations per unit available to unit holders - diluted	$0.98	$0.20	$—
Loss from discontinued operations per share available to unit holders - basic and diluted	$—	$—	$(0.03)
Net income / (loss) per unit available to unit holders - basic	$0.99	$0.20	$(0.03)
Net income / (loss) per unit available to unit holders - diluted	$0.98	$0.20	$(0.03)

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of December 31, 2014 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At December 31, 2014, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 2.21% (including the applicable credit spread) and a maturity date of August 13, 2015 (with an option to extend the maturity date to August 13, 2016 at its discretion after satisfying certain conditions and paying an extension fee).

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.8 million at December 31, 2014. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	December 31, 2014	December 31, 2013
Assets:
Investments in real estate, net	$267,007	$262,753
Cash and cash equivalents (including restricted cash)	6,057	3,855
Other assets	11,599	5,301
Total assets	$284,663	$271,909
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$152,056	$151,968
Other liabilities	9,020	12,102
Members’ equity	123,587	107,839
Total liabilities and members equity	$284,663	$271,909
Company’s net investment in unconsolidated partnerships	$35,291	$32,137

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Total revenues	$35,495	$12,930	$8,823
Total expenses	(36,013)	(21,589)	(19,939)
Net loss	$(518)	$(8,659)	$(11,116)

Company’s equity in net income / (loss) of unconsolidated partnerships	$745	$(905)	$(1,389)

Fees earned by the Company (1)	$999	$260	$90

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

On March 30, 2012, the Company entered into four interest rate swaps with an aggregate notional amount of $200 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “USD Strike Rate”) and one-month U.S. dollar-LIBOR if the USD Strike Rate is less than one-month U.S. dollar-LIBOR or (2) pays such difference if the USD Strike Rate is greater than one-month U.S. dollar-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month U.S. dollar-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of $200 million are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2017 - U.S. Dollar. No initial investment was made to enter into the interest rate swap agreements.

On August 2, 2012, in connection with the conversion of a portion of the outstanding borrowings under the Term Loan due 2017 into GBP (for further discussion, see Note 5 above), the Company entered into two interest rate swaps with an aggregate notional amount of £100 million under which at each monthly settlement date the Company either (1) receives the difference between a fixed interest rate (the “GBP Strike Rate”) and one-month GBP-LIBOR if the GBP Strike Rate is less than one-month GBP-LIBOR or (2) pays such difference if the GBP Strike Rate is greater than one-month GBP-LIBOR. The interest rate swaps hedge the Company’s exposure to the variability on expected cash flows attributable to changes in interest rates on the first interest payments, due on the date that is on or closest after each swap’s settlement date, associated with the amount of one-month GBP-LIBOR-based debt equal to each swap’s notional amount. These interest rate swaps, with a notional amount of £100 million, are currently intended to hedge interest payments associated with the Operating Partnership’s Term Loan due 2017 - GBP. No initial investment was made to enter into the interest rate swap agreements.

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

As of December 31, 2014, the Company had deferred interest costs of approximately $28.6 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately four years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				December 31, 2014	December 31, 2013
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,448)	$(1,876)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(186)	(288)
Interest rate swaps(2)	77,865	0.7310%	August 2, 2012	March 30, 2017	63	1,545
Interest rate swaps(2)	77,865	0.7425%	August 2, 2012	March 30, 2017	45	1,519
Total interest rate swaps	$555,730				$(1,526)	$900

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

(2)	Translation to U.S. dollars is based on exchange rates of $1.56 to £1.00 and $1.65 to £1.00 at December 31, 2014 and December 31, 2013, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the years ended December 31, 2014, 2013 or 2012.

During the year ended December 31, 2013, the Company recorded a total gain on derivative instruments of $416,000, primarily related to changes in the fair-value of other derivative instruments, which were included in other income within the consolidated statement of operations.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to earnings during the period in which the hedged forecasted transaction affects earnings. The change in net unrealized gain / (loss) on derivative instruments includes reclassifications of net unrealized losses from accumulated other comprehensive loss as (1) an increase to interest expense of $10.3 million, $9.5 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, and (2) a (loss) / gain on derivative instruments of $(23,000), $416,000 and $(9,000) for the years ended December 31, 2014, 2013 and 2012, respectively. During the next twelve months, the Company estimates that an additional $9.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense. In addition, for the years ended December 31, 2014, 2013 and 2012, approximately $922,000, $326,000 and $118,000, respectively, of settlement payments on interest rate swaps have been deferred in accumulated other comprehensive loss and will be amortized over the useful lives of the related development or redevelopment projects.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Year Ended
	December 31,
	2014	2013	2012
Amount of (loss) / gain recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(6,625)	$3,497	$(6,863)

Amount of loss reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(3,537)	$(2,619)	$(1,578)
Forward starting swaps (2)	(6,722)	(6,832)	(6,933)
Total interest rate swaps	$(10,259)	$(9,451)	$(8,511)

Amount of (loss) / gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Other derivative instruments	(23)	416	(9)
Total (loss) / gain on derivative instruments	$(23)	$416	$(9)

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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at December 31, 2014 and December 31, 2013 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At December 31, 2014 and December 31, 2013, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	December 31, 2014		December 31, 2013
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$502,115	$496,757	$730,394	$709,324
Exchangeable Senior Notes	134,619	95,678	202,626	180,000
Notes due 2016, net	411,600	399,304	417,040	398,787
Noted due 2019, net	398,280	397,873	—	—
Notes due 2020, net	283,250	248,450	275,600	248,210
Notes due 2022, net	258,250	248,275	240,400	248,086
Term Loan due 2017 - U.S. dollar	244,945	243,596	244,751	243,596
Term Loan due 2017 - GBP (2)	156,589	155,730	165,969	165,190
Term Loan due 2018	350,557	350,000	350,000	350,000
Unsecured line of credit	83,866	84,000	128,000	128,000
Derivative instruments (3)	1,132	1,132	(1,316)	(1,316)
Available-for-sale securities	58,621	58,621	19,566	19,566

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.56 to £1.00 and $1.65 to £1.00 at December 31, 2014 and December 31, 2013, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired the following properties during the year ended December 31, 2014. The table below reflects the preliminary purchase price allocation for these acquisitions (in thousands).

Property	Acquisition Date	Investments in Real Estate	Above Market Lease	Below Market Lease	Below Market Ground Lease	In-Place Lease	Debt Premium	Acquisition Date Fair-Value
100 College Street (1)	April 4, 2014	$63,361	$—	$—	$—	$33,239	$—	$96,600
300 George Street (2)	April 4, 2014	107,021	63	(3,926)	—	17,808	(3,966)	117,000
430 Cambridge Science Park (3)	May 15, 2014	—	—	—	3,836	—	—	3,836
Wake 60 (4)	December 17, 2014	3,525	—	—	—	—	—	3,525
Total		$173,907	$63	$(3,926)	$3,836	$51,047	$(3,966)	$220,961
Weighted average intangible amortization life (in months)			21	143	1500	159	135

(1)
The property is currently under construction in New Haven Connecticut and is expected to be a 510,419 square foot laboratory and office building. The total project investment was estimated to be approximately $191 million at acquisition, comprised of (a) approximately $89 million in cash, assumption of mortgage notes payable and a noncontrolling interest of Winstanley Enterprises LLC and affiliates, which will also continue to provide construction and property management services for the property, and (b) approximately $102 million of estimated remaining construction costs from the date of acquisition. As of April 4, 2014, Winstanley Enterprises, LLC and affiliates retained an approximate 25% noncontrolling interest. On June 3, 2014, Winstanley Enterprises LLC and its affiliates' noncontrolling interest was reduced to approximately 7% as a result of additional investments by the Company. Upon completion of construction and repayment of the related construction loan, the Company expects Winstanley Enterprises LLC and its affiliates' noncontrolling interest in the property to be reduced to approximately 2.5%.

(2)
The property is a 518,940 square foot laboratory and office building in New Haven, Connecticut. The total consideration also included the assumption of $46.3 million of mortgage notes payable and a 7% noncontrolling interest of Winstanley Enterprises LLC, which will also continue to provide property management services for the property.

(3)
The property is currently under construction in Cambridge, United Kingdom and is expected to be a 42,410 square foot laboratory and office building. The total project investment at acquisition was expected to be approximately $22.7 million.

(4)	The property is currently under construction in Winston-Salem, North Carolina and is expected to be a 283,250 square foot laboratory and office building.

Revenues of approximately $13.9 million and net loss of $307,000 associated with properties acquired in 2014 listed above are included in the consolidated statements of operations for the year ended December 31, 2014 for both the Parent Company and the Operating Partnership.

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

The results of operations of the Forbes Boulevard property are reported as discontinued operations for all periods presented in the accompanying consolidated financial statements. The following table summarizes the revenue and expense components that comprise income / (loss) from discontinued operations (in thousands):

Year Ended December 31, 2012
Total revenues	$454
Total expenses	272
Income from discontinued operations before impairment loss	182
Impairment loss	(4,552)
Loss from discontinued operations	$(4,370)

Discontinued operations have not been segregated in the consolidated statements of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

13. Incentive Award Plan

The Company has adopted the 2013 Amendment and Restatement of the BioMed Realty Trust, Inc. and BioMed Realty, L.P. 2004 Incentive Award Plan (the “Plan”). The Plan provides for grants to directors, employees and consultants of the Company and the Operating Partnership (and their respective subsidiaries) of stock options, restricted stock, LTIP units, stock appreciation rights, dividend equivalents, and other incentive awards. The Company has reserved 10,740,000 shares of common stock for issuance pursuant to the Plan, subject to adjustments as set forth in the Plan. As of December 31, 2014, 6,534,731 shares of common stock or awards convertible into or exchangeable for common stock remained available for future issuance under the Plan. Each LTIP unit and each Performance Unit issued will count as one share of common stock for purposes of calculating the limit on shares that may be issued. Compensation cost for these incentive awards is measured based on the fair-value of the award on the grant date (fair-value is calculated based on the closing price of the Company’s common stock on the date of grant) and is recognized as expense over the respective vesting period, which for restricted stock awards and LTIP units is generally four to five years. Fully vested incentive awards may be settled for either cash or stock depending on the Company’s election and the type of award granted. Participants are entitled to cash dividends and may vote such awarded shares, but the sale or transfer of such shares is limited during the restricted or vesting period. The restricted stock grants may only be settled for stock whereas the LTIP units may be redeemed for either cash or common stock, at the Company’s election.

The Parent Company has awarded Performance Units to certain of its executive officers, which represent the maximum number of Performance Units that may vest. Each Performance Unit represents a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Performance Units vest at the end of designated time periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the “Market Conditions”). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The Monte Carlo simulation uses a statistical formula underlying the Black-Scholes and binomial formulas, and such simulation was run approximately 100,000 times. For each simulation, the value of the payoff was calculated at the end of the respective Performance Period and was then discounted to the grant date at a risk-free interest rate. The expected value of the Performance Units on the grant date was determined by simulating the total shareholder return for the Company and the peer group considering the stock price variance for each of the peer group companies, compared to each other and the Company's stock estimating the rank of the Company's stock. The valuation was performed in a risk-neutral framework, so no assumption was made with respect to an equity risk premium. Other significant assumptions used in the valuation included an expected term of 24 and 36 months, an average risk-free interest rate of 0.49%, and an average dividend yield of 4.64%. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company’s common stock will not be issued until vesting of the Performance Units occurs.

A summary of the Company’s unvested restricted stock and LTIP units is presented below:

	Unvested Restricted Shares/LTIP Units	Weighted Average Grant-Date Fair-Value
Balance at December 31, 2011	1,721,062	$16.09
Granted	395,350	18.46
Vested	(520,258)	15.17
Forfeited	(35,642)	15.97
Balance at December 31, 2012	1,560,512	17.00
Granted	657,106	20.33
Vested	(665,808)	15.91
Forfeited	(39,805)	18.15
Balance at December 31, 2013	1,512,005	18.91
Granted	587,662	18.94
Vested	(602,228)	18.18
Forfeited	(20,427)	19.83
Balance at December 31, 2014	1,477,012	$19.10

Selected data of the Company’s incentive award plan is presented below (in thousands, except share and period amounts):

	Years Ended December 31,
	2014	2013	2012
Aggregate value of restricted stock/LTIP Units granted	$11,181	$13,234	$7,300
Aggregate value of Performance Units granted	$4,186	$4,973	$3,329
Fair-value of stock/LTIP Units vested	$11,782	$13,321	$9,502
Stock-based compensation expense recognized in general and administrative expenses and rental operations expense - restricted stock/LTIP Units	$12,188	$10,134	$9,556
Stock-based compensation expense recognized in general and administrative expenses - Performance Units	$3,574	$2,445	$1,974
Shares surrendered to the Company and retired in lieu of cash payments for taxes due on the vesting of restricted stock	225,906	253,671	178,915
Data at period end:
Total compensation to be expensed related to unvested awards in future periods - restricted stock	$16,926
Weighted-average expense period (in years) - restricted stock	2.4
Total compensation to be expensed related to unvested awards in future periods - Performance Units	$3,179
Weighted-average expense period (in years) - Performance Units	1.8

14. Commitments and Contingencies

Concentration of Credit Risk

Life science entities comprise the vast majority of the Company’s tenant base. Because of the dependence on a single industry, adverse conditions affecting that industry will more adversely affect our business. Two of the Company’s tenants, Human Genome Sciences, Inc., a wholly owned subsidiary of GlaxoSmithKline plc, and Vertex Pharmaceuticals Incorporated, comprised 9.6% and 7.2%, or $46.5 million and $34.9 million, respectively, of rental revenues for the year ended December 31, 2014; 10.8% and 7.7%, or $48.0 million and $34.5 million, respectively, of rental revenues for the year ended December 31, 2013. On December 9, 2014, the Company closed on the sale of the 9911 Belward Campus Drive property, which was 100% leased to Human Genome Sciences, Inc. and comprised 4.6% or $22.5 million of rental revenues for the year ended December 31, 2014. These tenants are located in the Company's Maryland, and Boston and San Diego markets, respectively. The inability of these tenants to make lease payments could materially adversely affect the Company’s business.

The Company generally does not require collateral or other security from our tenants, other than security deposits or letters of credit in select cases.

Construction and Other Related Commitments

As of December 31, 2014, the Company had approximately $511.5 million outstanding in commitments primarily related to tenant improvements, leasing commissions, and construction-related capital expenditures, with approximately $393.0 million expected to be paid in 2015, approximately $102.0 million expected to be paid in 2016 and approximately $16.5 million to be paid thereafter.

Ground Leases

As of December 31, 2014, the Company had approximately $508.7 million outstanding in commitments related to ground leases with approximately $4.7 million expected to be paid in 2015, approximately $10.0 million expected to be paid in 2016 and 2017, approximately $10.5 million expected to be paid in 2018 and 2019 and approximately $483.5 million expected to be paid thereafter.

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

Legal Proceedings

Although the Company is involved in legal proceedings arising in the ordinary course of business, as of December 31, 2014, the Company is not currently a party to any legal proceedings nor, to its knowledge, is any legal proceeding threatened against it that it believes would have a material adverse effect on its financial position, results of operations or liquidity.

15. Quarterly Financial Information of the Parent Company (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except per share data) was as follows.

	2014 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$165,656	$168,916	$171,161	$168,876
Gain on sale of real estate	136,609	—	—	—
Net income	144,627	16,976	19,098	20,767
Net income attributable to noncontrolling interests	(4,278)	(1,016)	(462)	(1,934)
Net income available to common stockholders	$140,349	$15,960	$18,636	$18,833
Income from continuing operations per share available to common stockholders-basic	$0.71	$0.08	$0.10	$0.10
Income from continuing operations per share available to common stockholders-diluted	$0.70	$0.08	$0.10	$0.10
Net income per share available to common stockholders-basic	$0.71	$0.08	$0.10	$0.10
Net income per share available to common stockholders-diluted	$0.70	$0.08	$0.10	$0.10

	2013 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$157,993	$159,232	$159,639	$160,450
Net income	10,576	4,136	15,037	17,458
Net (income) / loss attributable to noncontrolling interests	(297)	111	(234)	(146)
Preferred stock dividends	—	—	—	(2,393)
Net income available to common stockholders	$10,279	$4,247	$14,803	$8,388
Income from continuing operations per share available to common stockholders - basic and diluted	$0.05	$0.02	$0.08	$0.05
Net income per share available to common stockholders - basic and diluted	$0.05	$0.02	$0.08	$0.05

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

16. Quarterly Financial Information of the Operating Partnership (unaudited)

The Company’s selected quarterly information for the years ended December 31, 2014 and 2013 (in thousands, except per share data) was as follows.

	2014 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$165,656	$168,916	$171,161	$168,876
Gain on sale of real estate	136,609	—	—	—
Net income	144,627	16,976	19,098	20,767
Net (income) / loss attributable to noncontrolling interests	(496)	(587)	52	(1,413)
Net income available to unit holders	$144,131	$16,389	$19,150	$19,354
Income from continuing operations per unit available to unit holders-basic	$0.71	$0.08	$0.10	$0.10
Income from continuing operations per unit available to unit holders-diluted	$0.70	$0.08	$0.10	$0.10
Net income per unit available to unit holders-basic	$0.71	$0.08	$0.10	$0.10
Net income per unit available to unit holders-diluted	$0.70	$0.08	$0.10	$0.10

	2013 Quarter Ended(1)
	December 31	September 30	June 30	March 31
Total revenues	$157,993	$159,232	$159,639	$160,450
Net income	10,576	4,136	15,037	17,458
Net (income) / loss attributable to noncontrolling interests	(12)	229	29	8
Preferred unit distributions	—	—	—	(2,393)
Net income available to unit holders	$10,564	$4,365	$15,066	$8,542
Income from continuing operations per unit available to unit holders - basic and diluted	$0.05	$0.02	$0.08	$0.05
Net income per unit available to unit holders - basic and diluted	$0.05	$0.02	$0.08	$0.05

(1)	The sum of quarterly financial data may vary from the annual data due to rounding.

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2014
(In thousands)

			Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross amount carried at December 31, 2014
Property	Year Built/Renovated	Encumbrances	Land	Ground Lease	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Net
		(1)							(2)	(3)
Albany Street	1922/1998	$—	$1,942	$—	$31,293	$1,169	$1,942	$32,462	34,404	$(7,628)	$26,776
Ardentech Court	1997/2008	—	2,742	—	5,379	9,406	2,742	14,785	17,527	(7,160)	10,367
Ardenwood Venture	1985	—	3,550	—	10,603	5,717	3,550	16,320	19,870	(5,022)	14,848
Ardsley Park (5)	1956/2000	—	6,581	—	9,088	33,661	6,581	42,749	49,330	(5,947)	43,383
Balboa Avenue	1968/2000	—	1,316	—	9,493	1,217	1,316	10,710	12,026	(2,870)	9,156
Bayshore Boulevard	2000	—	3,667	—	22,593	7,486	3,667	30,079	33,746	(11,658)	22,088
Beckley Street	1999	—	1,480	—	17,590	—	1,480	17,590	19,070	(4,416)	14,654
Bernardo Center Drive	1974/2008	—	2,580	—	13,714	492	2,580	14,206	16,786	(3,463)	13,323
9900 Belward Campus	2001	10,486	2,038	—	8,274	953	2,038	9,227	11,265	(839)	10,426
9901 Belward Campus	2001	12,913	2,362	—	12,185	14	2,362	12,199	14,561	(1,049)	13,512
9920 Belward Campus Drive	2000	—	3,935	—	11,206	—	3,935	11,206	15,141	(2,539)	12,602
320 Bent Street	2003	—	—	—	88,254	14,136	—	102,390	102,390	(14,531)	87,859
301 Binney Street	2007	—	—	—	217,073	6,015	—	223,088	223,088	(40,282)	182,806
301 Binney Street Garage	2007	—	—	—	15,805	131	—	15,936	15,936	(1,295)	14,641
BRDG Park at Danforth Plant Science Center	2009	—	—	—	31,048	2,896	—	33,944	33,944	(2,271)	31,673
Bridgeview Technology Park I	1977/2002	—	2,494	—	14,716	19,084	2,494	33,800	36,294	(13,868)	22,426
Bridgeview Technology Park II	1977/2002	—	1,522	—	13,066	27	1,522	13,093	14,615	(3,219)	11,396
210 Broadway	2000	—	6,917	—	16,272	5,934	6,917	22,206	29,123	(2,535)	26,588
550 Broadway	1967/2006	—	3,700	—	24,300	—	3,700	24,300	28,000	(3,012)	24,988
430 Cambridge Science Park (4)	—	—	—	—	—	11,911	—	11,911	11,911	—	11,911
Center for Life Science	2008	—	60,000	—	407,747	259,943	60,000	667,690	727,690	(144,222)	583,468
Charles Street	1911/1986	—	5,000	—	7,033	57	5,000	7,090	12,090	(1,639)	10,451
320 Charles Street	1952/2007	—	14,020	—	32,998	—	14,020	32,998	47,018	(2,994)	44,024
Chesterfield (4)	—	—	1,350	—	6,853	2,598	1,350	9,451	10,801	—	10,801
Coast 9	1974-1984	—	13,455	—	12,786	25,878	13,455	38,664	52,119	(7,472)	44,647
100 College Street (4)	1959/2000	82,210	13,700	—	49,661	62,440	13,700	112,101	125,801	—	125,801
Coolidge Avenue	1962/1999	—	2,760	—	7,102	3,898	2,760	11,000	13,760	(2,348)	11,412
Dumbarton Circle	1990	—	2,723	—	3,167	2,819	2,723	5,986	8,709	(3,258)	5,451
Eccles Avenue (5)	1965/1995	—	21,257	—	608	9,901	21,257	10,509	31,766	(608)	31,158
Elliott Avenue	1925/2004	—	10,124	—	38,911	63,201	10,124	102,112	112,236	(18,185)	94,051

21 Erie Street	1925/2004	—	3,366	—	18,372	148	3,366	18,520	21,886	(4,467)	17,419
40 Erie Street	1996	—	7,593	—	33,765	4,434	7,593	38,199	45,792	(8,816)	36,976
4570 Executive Drive	1999	—	7,685	—	9,126	54,018	7,685	63,144	70,829	(9,000)	61,829
4775 / 4785 Executive Drive (4)	2009	—	10,180	—	17,100	13,760	10,180	30,860	41,040	(570)	40,470
500 Fairview Avenue (4)	1959/1991	—	—	—	3,285	14,853	—	18,138	18,138	(3,298)	14,840
530 Fairview Avenue	2008	—	2,703	—	694	46,425	2,703	47,119	49,822	(14,499)	35,323
Faraday Avenue	1986	—	1,370	—	7,201	—	1,370	7,201	8,571	(1,687)	6,884
3701 Filbert Street (5)	—	—	—	—	1,524	372	—	1,896	1,896	—	1,896
4320 Forest Park Avenue	2005	21,000	—	—	26,105	559	—	26,664	26,664	(1,969)	24,695
Fresh Pond Research Park	1948/2002	—	3,500	—	18,322	23,620	3,500	41,942	45,442	(9,726)	35,716
Gateway Business Park (4)	1991-1998	—	116,851	—	10,981	12,093	116,851	23,074	139,925	(10,264)	129,661
Gazelle Court	2011	—	10,100	—	1,769	55,893	10,100	57,662	67,762	(9,408)	58,354
George Patterson Boulevard	1996/2005	—	1,575	—	11,029	2,128	1,575	13,157	14,732	(3,026)	11,706
300 George Street	1959/2000	45,052	14,000	—	93,021	—	14,000	93,021	107,021	(3,790)	103,231
Granta Park (5)	1999/2010	—	32,610	—	144,050	322	32,610	144,372	176,982	(11,088)	165,894
Graphics Drive	1992/2007	—	800	—	6,577	6,972	800	13,549	14,349	(6,363)	7,986
50 Hampshire Street	1999	—	19,537	—	58,205	371	19,537	58,576	78,113	(5,552)	72,561
60 Hampshire Street	1900/2014	—	4,164	—	181	10,986	4,164	11,167	15,331	(160)	15,171
Heritage @ 4240	1948/2013	—	—	—	12,964	16,452	—	29,416	29,416	(989)	28,427
Hershey Center for Applied Research	2007	12,938	—	—	16,653	956	—	17,609	17,609	(1,072)	16,537
Industrial Road	2001/2005	—	12,000	—	41,717	16,326	12,000	58,043	70,043	(24,172)	45,871
Innovation Research Park at ODU I	2007	—	—	—	26,426	—	—	26,426	26,426	(2,041)	24,385
Innovation Research Park at ODU II	2009	—	—	—	25,060	1,245	—	26,305	26,305	(1,687)	24,618
3525 John Hopkins Court	1991	—	3,993	—	18,183	298	3,993	18,481	22,474	(2,344)	20,130
3545-3575 John Hopkins Court	1991/2008	—	3,560	—	19,495	20,471	3,560	39,966	43,526	(9,476)	34,050
Kaiser Drive	1990	—	3,430	—	6,093	12,751	3,430	18,844	22,274	(5,581)	16,693
450 Kendall Street (Kendall G) (4)	—	—	—	—	8,259	27,764	—	36,023	36,023	—	36,023
500 Kendall Street (Kendall D)	2002	55,545	3,572	—	166,308	690	3,572	166,998	170,570	(40,245)	130,325
Kendall Crossing Apartments	2003	—	—	—	6,665	782	—	7,447	7,447	(754)	6,693
King of Prussia (5)	—	—	12,813	—	22,834	50,879	12,813	73,713	86,526	(23,934)	62,592
3750 Lancaster Avenue (5)	—	—	—	—	288	70	—	358	358	—	358
Landmark at Eastview (4)(6)	1958/2008	—	—	14,210	57,526	417,752	16,943	458,335	475,278	(66,325)	408,953
The Campus at Lincoln Center (4)	—	—	37,000	—	—	6,278	37,000	6,278	43,278	—	43,278
3711 Market Street	2008	—	—	—	85,343	1,890	—	87,233	87,233	(5,579)	81,654

3737 Market Street	2014		—	—	24,588	65,040	—	89,628	89,628	(1,028)	88,600
Medical Center Drive	1995	—	9,620	—	43,561	15,010	9,620	58,571	68,191	(7,997)	60,194
Monte Villa Parkway	1996/2002	—	1,020	—	10,711	4,457	1,020	15,168	16,188	(3,044)	13,144
6114-6154 Nancy Ridge Drive	1994	—	10,100	—	28,611	16,378	10,100	44,989	55,089	(8,183)	46,906
6122-6126 Nancy Ridge	1987/2003		2,344	—	5,322	7,153	2,344	12,475	14,819	(3,169)	11,650
6828 Nancy Ridge Drive	1983/2010	—	4,174	—	10,592	—	4,174	10,592	14,766	(1,045)	13,721
225 North 38th Street (5)	—	—	—	—	2,360	606	—	2,966	2,966	—	2,966
Science Center at Oyster Point	2008-2009	—	19,464	—	89,762	5,122	19,464	94,884	114,348	(12,482)	101,866
One Research Way	1980/2008	—	1,813	—	983	12,931	1,813	13,914	15,727	(2,078)	13,649
Pacific Center Boulevard	1991/2008	—	5,400	—	11,493	3,399	5,400	14,892	20,292	(4,262)	16,030
Pacific Research Center (5)	2000/2008	—	74,147	—	246,167	61,099	74,147	307,266	381,413	(70,843)	310,570
Paramount Parkway	1999	—	1,080	—	14,535	26	1,080	14,561	15,641	(2,362)	13,279
Patriot Drive	1984/2001	—	848	—	6,906	595	848	7,501	8,349	(1,372)	6,977
Phoenixville Pike	1989/2008	—	1,204	—	10,880	13,472	1,204	24,352	25,556	(8,916)	16,640
Wake 60 (4)	—	—	1,363	—	—	1,144	1,363	1,144	2,507	—	2,507
Piedmont Triad Research - Wake 90	1927/2013	—	2,160	—	41,198	23,329	2,160	64,527	66,687	(2,409)	64,278
1701 / 1711 Research Boulevard (4)	1970/2004	—	7,492	—	8,834	19,104	7,492	27,938	35,430	(1,938)	33,492
Road to the Cure	1977/2007	—	4,430	—	19,128	15,079	4,430	34,207	38,637	(7,177)	31,460
San Diego Science Center	1973/2002	—	3,871	—	21,875	3,508	3,871	25,383	29,254	(6,852)	22,402
10240 Science Center Drive	2002	—	4,079	—	12,124	22	4,079	12,146	16,225	(1,887)	14,338
10255 Science Center Drive	1995	—	2,630	—	16,029	1,737	2,630	17,766	20,396	(4,161)	16,235
Shady Grove Road (5)	2003	141,131	28,895	—	197,548	3,371	28,895	200,919	229,814	(44,840)	184,974
Sidney Street	2000	—	7,579	—	50,459	202	7,579	50,661	58,240	(12,148)	46,092
Sorrento Plaza	1978/2003	—	2,364	—	5,946	874	2,364	6,820	9,184	(1,178)	8,006
11388 Sorrento Valley Road	2000	—	2,366	—	8,514	604	2,366	9,118	11,484	(1,439)	10,045
Sorrento Valley Boulevard	1982	—	4,140	—	2,700	17,228	4,140	19,928	24,068	(2,700)	21,368
311 South Sarah	1913	—	5,180	—	—	460	5,180	460	5,640	—	5,640
Spring Mill Drive	1988	—	1,074	—	7,948	1,262	1,074	9,210	10,284	(2,410)	7,874
Summers Ridge	—	—	47,301	—	—	—	47,301	—	47,301	—	47,301
Trade Centre Avenue	1997	—	3,275	—	15,404	—	3,275	15,404	18,679	(3,980)	14,699
Torreyana Road	1980/1997	—	7,660	—	24,468	4,258	7,660	28,726	36,386	(5,906)	30,480
9865 Towne Centre Drive	2008	—	5,738	—	2,991	20,206	5,738	23,197	28,935	(6,188)	22,747
9885 Towne Centre Drive	2001/2008	—	4,982	—	28,513	—	4,982	28,513	33,495	(7,396)	26,099
Tributary Street	1983/1998	—	2,060	—	10,597	—	2,060	10,597	12,657	(2,660)	9,997

900 Uniqema Boulevard	2000	—	404	—	3,692	69	404	3,761	4,165	(1,227)	2,938
1000 Uniqema Boulevard	1999	—	1,350	—	13,229	201	1,350	13,430	14,780	(4,310)	10,470
Baltimore Garage, LLC	2005	4,660	—	—	16,234	—	—	16,234	16,234	(941)	15,293
University of Maryland BioPark I	2005	77,961	—	—	19,784	83	—	19,867	19,867	(1,322)	18,545
University of Maryland BioPark II	2007	—	—	—	98,559	4,657	—	103,216	103,216	(6,516)	96,700
University of Maryland BioPark III (5)	—	—	6,061	—	—	8,915	6,061	8,915	14,976	—	14,976
University of Miami Life Science & Technology Park	2011	20,000	754	—	76,760	4,186	754	80,946	81,700	(5,038)	76,662
University Tech Park at IIT	1959/2006	—	—	—	44,525	4,620	—	49,145	49,145	(2,260)	46,885
Vassar Street	1950/1998	—	2,040	—	13,841	13,123	2,040	26,964	29,004	(8,543)	20,461
Waples Street	1983/2005	—	2,470	—	5,473	9,183	2,470	14,656	17,126	(8,158)	8,968
Wateridge Circle	2001	—	6,536	—	34,462	7,157	6,536	41,619	48,155	(5,003)	43,152
Wake Forest Biotech Place	1937/2011	—	1,266	—	87,812	48	1,266	87,860	89,126	(4,160)	84,966
Walnut Street	1972/2004	—	5,200	—	36,067	—	5,200	36,067	41,267	(9,098)	32,169
Weston Parkway	1990	—	536	—	5,022	130	536	5,152	5,688	(716)	4,972
675 West Kendall Street (Kendall A)	2002	—	4,922	—	121,182	2,470	4,922	123,652	128,574	(29,620)	98,954
50 West Watkins Mill Road	1988/2005	—	1,451	—	11,611	263	1,451	11,874	13,325	(1,887)	11,438
55 / 65 West Watkins Mill Road	1999	—	2,320	—	10,393	206	2,320	10,599	12,919	(2,017)	10,902
Woodside Technology Park	1999	—	13,350	—	57,310	9,261	13,350	66,571	79,921	(6,203)	73,718
217th Place (5)	1987/2007	—	7,125	—	3,529	14,798	7,125	18,327	25,452	(5,158)	20,294
Total		$483,896	$839,255	$14,210	$3,754,171	$1,769,588	$856,198	$5,506,816	$6,363,014	$(946,439)	$5,416,575

____________

(1)	Includes mortgage notes secured by various properties but excludes unamortized debt premium of $12.9 million.

(2)	The aggregate gross cost of the Company’s rental property for federal income tax purposes approximated $6.7 billion as of December 31, 2014 (unaudited).

(3)	Depreciation of building and improvements is recorded on a straight-line basis over the estimated useful lives ranging from less than one year to 40 years.

(4)	The property or a portion of the property was under active new construction or land bank as of December 31, 2014.

(5)	The property or a portion of the property represents the potential for ground-up development.

(6)	During 2007, the Company acquired a fee simple interest in the land at its Landmark at Eastview property. The balance of $14.2 million was subsequently reclassified from ground lease to land.

A reconciliation of historical cost and related accumulated depreciation is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Investment in real estate:
Balance at beginning of year	$6,003,480	$4,923,166	$4,402,720
Property acquisitions	173,907	835,999	395,560
Property sales	(200,974)	(4,155)	(33,048)
Improvements	386,601	248,470	157,934
Balance at end of year	$6,363,014	$6,003,480	$4,923,166
Accumulated Depreciation:
Balance at beginning of year	$(785,578)	$(603,450)	$(452,474)
Depreciation expense	(204,189)	(183,502)	(152,506)
Property sales	43,328	1,374	1,530
Balance at end of year	$(946,439)	$(785,578)	$(603,450)

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including BioMed Realty Trust, Inc.’s Chief Executive Officer and Chief Financial Officer, BioMed Realty Trust, Inc. conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Based on its evaluation, management has concluded that the company’s internal control over financial reporting was effective as of December 31, 2014, the end of the company’s most recent fiscal year.
BioMed Realty Trust, Inc.’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over BioMed Realty Trust, Inc.’s internal control over financial reporting, which report is contained elsewhere in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the operating partnership, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the general partner, the operating partnership conducted an evaluation of the effectiveness of its internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the operating partnership’s internal control over financial reporting. Based on its evaluation, management has concluded that the operating partnership’s internal control over financial reporting was effective as of December 31, 2014, the end of the operating partnership’s most recent fiscal year.
Changes in Internal Control over Financial Reporting
There has been no change in the operating partnership’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the operating partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information concerning our directors, executive officers and corporate governance required by Item 10 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning audit committee financial expert disclosure set forth under the heading “Information Regarding the Board — Committees of the Board — Audit Committee” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Exchange Act concerning our directors and executive officers set forth under the heading entitled “General — Section 16(a) Beneficial Ownership Reporting Compliance” will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information concerning our executive compensation required by Item 11 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by Item 12 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information concerning certain relationships and related transactions and director independence required by Item 13 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information concerning our principal accountant fees and services required by Item 14 will be included in the Proxy Statement to be filed relating to BioMed Realty Trust, Inc.’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Schedules:
Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.
(3) Exhibits

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of March 26, 2013, by and among BioMed Realty Trust, Inc., BioMed Realty, L.P., Westco Sub LLC, Wexford Science & Technology, LLC and Wexford Equities, LLC.(1)
3.1	Articles of Amendment and Restatement of BioMed Realty Trust, Inc.(2)
3.2	Articles of Amendment of BioMed Realty Trust, Inc.(3)
3.3	Articles of Amendment of BioMed Realty Trust, Inc.(4)

3.4	Articles of Amendment of BioMed Realty Trust, Inc.(5)
3.5	Third Amended and Restated Bylaws of BioMed Realty Trust, Inc. (6)
3.6	Certificate of Limited Partnership of BioMed Realty, L.P. (7)
3.7	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P. (8)
3.8	Certificate of Amendment of Certificate of Limited Partnership of BioMed Realty, L.P. (9)
4.1	Form of Certificate for Common Stock of BioMed Realty Trust, Inc. (9)
4.2
Indenture, dated January 11, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.75% Exchangeable Senior Notes due 2030 and guarantee thereof.(10)

4.3
Indenture, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 6.125% Senior Notes due 2020 and guarantee thereof. (11)

4.4	Indenture, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee. (12)
4.5
Supplemental Indenture No. 1, dated March 30, 2011, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.85% Senior Notes due 2016 and guarantee thereof. (12)

4.6
Supplemental Indenture No. 2, dated June 28, 2012, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 4.25% Senior Notes due 2022 and guarantee thereof. (13)

4.7
Supplemental Indenture No. 3, dated April 23, 2014, by and among BioMed Realty, L.P., BioMed Realty Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 2.625% Senior Notes due 2019 and guarantee thereof. (14)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of January 18, 2007. (15)
10.2	Amendment One to the Fourth Amended and Restated Agreement of Limited Partnership of BioMed Realty, L.P. dated as of February 6, 2014. (16)
10.3	Registration Rights Agreement dated as of August 13, 2004 among BioMed Realty Trust, Inc. and the persons named therein. (2)
10.4	2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013). (17)
10.5	First Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013). (17)
10.6	Second Amendment to 2004 Incentive Award Plan of BioMed Realty Trust, Inc. and BioMed Realty, L.P. (as Amended and Restated Effective May 29, 2013). (18)
10.7	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2004 Incentive Award Plan. (19)
10.8	Form of Performance Unit Award Grant Notice and Performance Unit Award Agreement under the 2004 Incentive Award Plan. (20)
10.9	Annual Incentive Bonus Plan. (21)
10.10	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Alan D. Gold. (20)
10.11	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and R. Kent Griffin, Jr. (20)
10.12	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Gary A. Kreitzer. (20)
10.13	Change in Control and Severance Agreement dated as of January 25, 2012 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Greg N. Lubushkin. (20)
10.14	Employment Transition and Consulting Agreement effective as of December 30, 2014 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt. (22)
10.15	Form of Amended and Restated Indemnification Agreement between BioMed Realty Trust, Inc. and each of its directors and officers. (23)
10.16	BioMed Realty Trust, Inc. Severance Plan, effective August 25, 2010. (24)
10.17
Amended and Restated Unsecured Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (25)

10.18	Form of Amended and Restated Line Note under Amended and Restated Unsecured Credit Agreement. (25)
10.19	Form of Amended and Restated Competitive Bid Note under Amended and Restated Unsecured Credit Agreement. (25)
10.20	Form of Term Note under Amended and Restated Unsecured Credit Agreement. (25)
10.21	Form of Amended and Restated Swing Loan Note under Amended and Restated Unsecured Credit Agreement.(25)
10.22	Unsecured Term Credit Agreement, dated as of March 30, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (26)
10.23
First Amendment to Unsecured Term Credit Agreement, dated as of August 2, 2012, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (27)

10.24
Second Amendment to Unsecured Term Credit Agreement, dated as of September 24, 2013, by and among BioMed Realty, L.P., KeyBank National Association, as Administrative Agent, and certain lenders party thereto. (25)

10.25	Form of Amended and Restated Term Note (Domestic Currency) under Unsecured Term Credit Agreement, as amended. (27)
10.26	Form of Term Note (Qualified Foreign Currency) under Unsecured Term Credit Agreement, as amended. (27)
10.27	Lease Agreement, dated as of May 24, 2006, between BMR-Shady Grove Road HQ LLC and Human Genome Sciences, Inc. (28)
10.28
Registration Rights Agreement, dated January 11, 2010, among BioMed Realty Trust, Inc., BioMed Realty, L.P., Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. Incorporated and UBS Securities LLC.(10)

10.29
Registration Rights Agreement, dated April 29, 2010, among BioMed Realty, L.P., BioMed Realty Trust, Inc., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (11)

10.30	Director Compensation Policy. (29)
10.31	Dividend Reinvestment and Stock Purchase Plan. (30)
12.1*	Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries of BioMed Realty Trust, Inc. and BioMed Realty, L.P.
23.1*	Consent of KPMG LLP.
31.1*	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
____________
*    Filed herewith.

(1)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2013.

(2)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 20, 2004.

(3)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2009.

(4)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2010.

(5)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

(6)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2013.

(7)
Incorporated herein by reference to BioMed Realty Trust, Inc. and BioMed Realty, L.P.’s Registration Statement on Form S-4 (File No. 333-168968), filed with the Securities and Exchange Commission on August 20, 2010.

(8)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013.

(9)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-11, as amended (File No. 333-115204), filed with the Securities and Exchange Commission on May 5, 2004.

(10)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2010.

(11)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010.

(12)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011.

(13)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

(14)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2014.

(15)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007.

(16)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 10, 2014.

(17)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

(18)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 30, 2014.

(19)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 12, 2010.

(20)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2012.

(21)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 9, 2012.

(22)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015.

(23)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(24)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2010.

(25)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2013.

(26)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2012.

(27)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

(28)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2006.

(29)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2013.

(30)	Incorporated herein by reference to BioMed Realty Trust, Inc.’s Registration Statement on Form S-3 (File No. 333-143658), filed with the Securities and Exchange Commission on June 11, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board and		Chairman of the Board and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

/s/ STEPHEN A. WILLEY		/s/ STEPHEN A. WILLEY
Stephen A. Willey		Stephen A. Willey
Vice President, Chief Accounting Officer		Vice President, Chief Accounting Officer
(Principal Accounting Officer)		(Principal Accounting Officer)

Dated:	February 6, 2015	Dated:	February 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALAN D. GOLD	Chairman of the Board and Chief	February 6, 2015
Alan D. Gold	Executive Officer
/s/ DANIEL M. BRADBURY	Director	February 6, 2015
Daniel M. Bradbury
/s/ WILLIAM R. BRODY	Director	February 6, 2015
William R. Brody
/s/ GARY A. KREITZER	Executive Vice President	February 6, 2015
Gary A. Kreitzer	and Director
/s/ THEODORE D. ROTH	Director	February 6, 2015
Theodore D. Roth
/s/ JANICE L. SEARS	Director	February 6, 2015
Janice L. Sears
/s/ M. FAYE WILSON	Director	February 6, 2015
M. Faye Wilson