Form 10-Q
period 2015-03-31
BioMed Realty Trust Inc; BioMed Realty L P
filed 2015-04-29
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of April 29, 2015 was 203,566,934.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of March 31, 2015, BioMed Realty Trust, Inc. owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

Item 4 Mine Safety Disclosures	50

Item 5 Other Information	50

Item 6 Exhibits	51

SIGNATURES	52

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate, net	$5,517,629	$5,416,575
Investments in unconsolidated partnerships	34,978	35,291
Cash and cash equivalents	64,958	46,659
Accounts receivable, net	13,518	14,631
Accrued straight-line rents, net	164,049	163,716
Deferred leasing costs, net	219,549	219,713
Other assets	293,737	274,301
Total assets	$6,308,418	$6,170,886
LIABILITIES AND EQUITY
Mortgage notes payable, net	$503,200	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,255	1,293,903
Unsecured senior term loans	741,626	749,326
Unsecured line of credit	226,000	84,000
Accounts payable, accrued expenses and other liabilities	386,259	381,280
Total liabilities	3,151,340	3,100,944
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 203,563,054 shares and 197,442,432 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,036	1,975
Additional paid-in capital	3,746,823	3,649,235
Accumulated other comprehensive income / (loss), net	14,804	(2,214)
Dividends in excess of earnings	(681,564)	(645,983)
Total stockholders’ equity	3,082,099	3,003,013
Noncontrolling interests	74,979	66,929
Total equity	3,157,078	3,069,942
Total liabilities and equity	$6,308,418	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental	$117,520	$120,026
Tenant recoveries	43,956	38,735
Other revenue	16,534	10,115
Total revenues	178,010	168,876
Expenses:
Rental operations	58,647	52,523
Depreciation and amortization	67,080	62,409
General and administrative	12,789	11,942
Executive severance	9,891	—
Acquisition-related expenses	464	1,250
Total expenses	148,871	128,124
Income from operations	29,139	40,752
Equity in net income / (loss) of unconsolidated partnerships	153	(138)
Interest expense, net	(21,395)	(28,010)
Other income	12,884	8,163
Net income	20,781	20,767
Net income attributable to noncontrolling interests	(3,436)	(1,934)
Net income attributable to the Company	17,345	18,833
Net income per share attributable to common stockholders:
Basic and diluted earnings per share	$0.08	$0.10
Weighted-average common shares outstanding:
Basic	200,789,795	190,905,867
Diluted	206,536,148	196,545,536

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$20,781	$20,767
Other comprehensive income:
Foreign currency translation adjustments	(1,216)	238
Unrealized loss on derivative instruments, net	(1,363)	(590)
Amortization of deferred interest costs	1,663	1,691
Reclassification on sale of equity securities	(12,334)	(9,322)
Unrealized gain on equity securities	35,653	24,634
Total other comprehensive income	22,403	16,651
Comprehensive income	43,184	37,418
Comprehensive income attributable to noncontrolling interests	(8,821)	(5,635)
Comprehensive income attributable to the Company	$34,363	$31,783

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)/Income, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2014	197,442,432	$1,975	$3,649,235	$(2,214)	$(645,983)	$3,003,013	$66,929	$3,069,942
Net issuances of unvested restricted common stock	356,596	4	(5,325)	—	—	(5,321)	—	(5,321)
Exchange of Exchangeable Senior Notes	5,764,026	57	95,699	—	—	95,756	—	95,756
Vesting of share-based awards	—	—	8,007	—	—	8,007	—	8,007
Reallocation of equity to noncontrolling interests	—	—	(793)	—	—	(793)	793	—
Common stock dividends	—	—	—	—	(52,926)	(52,926)	—	(52,926)
OP unit distributions	—	—	—	—	—	—	(1,405)	(1,405)
Distributions to noncontrolling interests	—	—	—	—	—	—	(159)	(159)
Net income	—	—	—	—	17,345	17,345	3,436	20,781
Foreign currency translation adjustments	—	—	—	(1,185)	—	(1,185)	(31)	(1,216)
Reclassification on sale of equity securities	—	—	—	(9,895)	—	(9,895)	(2,439)	(12,334)
Unrealized gain on equity securities	—	—	—	27,806	—	27,806	7,847	35,653
Amortization of deferred interest costs	—	—	—	1,620	—	1,620	43	1,663
Unrealized loss on derivative instruments, net	—	—	—	(1,328)	—	(1,328)	(35)	(1,363)
Balance at March 31, 2015	203,563,054	$2,036	$3,746,823	$14,804	$(681,564)	$3,082,099	$74,979	$3,157,078

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating activities:
Net income	$20,781	$20,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,080	62,409
Allowance for doubtful accounts	297	526
Gain on sale of debt and equity securities	(12,334)	(9,322)
Non-cash revenue adjustments	448	481
Other non-cash adjustments	3,147	4,436
Compensation expense related to share based payments	8,007	3,750
Distributions representing a return on capital from unconsolidated partnerships	285	203
Changes in operating assets and liabilities:
Accounts receivable	1,128	(2,482)
Accrued straight-line rents	(657)	(4,676)
Deferred leasing costs	(5,665)	(1,754)
Other assets	2,288	1,206
Accounts payable, accrued expenses and other liabilities	(8,142)	2,194
Net cash provided by operating activities	76,663	77,738
Investing activities:
Purchases of investments in real estate and related intangible assets	(89,700)	—
Capital expenditures	(70,753)	(69,843)
Contributions from tax credit transactions, net	—	15,502
Draws on notes and construction loan receivable	(1,278)	(39,584)
Contributions to unconsolidated partnerships, net	(57)	(4)
Purchases of debt and equity securities	(6,151)	(2,971)
Proceeds from the sale of debt and equity securities	13,696	13,952
Funds held for investments in real estate	—	(16,100)
Net cash used in investing activities	(154,243)	(99,048)
Financing activities:
Payment of deferred loan costs	(61)	—
Unsecured line of credit proceeds	162,000	130,000
Unsecured line of credit payments	(20,000)	(32,000)
Mortgage notes proceeds	9,525	—
Principal payments on mortgage notes payable	(2,514)	(2,776)
Distributions to operating partnership unit and LTIP unit holders	(1,564)	(1,354)
Dividends paid to common stockholders	(51,335)	(48,029)
Net cash provided by financing activities	96,051	45,841
Effect of exchange rate changes on cash and cash equivalents	(172)	(116)
Net increase in cash and cash equivalents	18,299	24,415
Cash and cash equivalents at beginning of period	46,659	34,706
Cash and cash equivalents at end of period	$64,958	$59,121
Supplemental disclosure of cash flow information:

	Three Months Ended
	March 31,
	2015	2014

Cash paid during the period for interest (net of amounts capitalized of $6,781 and $4,192, for the three months ended March 31, 2015 and 2014, respectively)	$11,288	$21,593
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$52,926	$48,128
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,405	1,351
Accrued additions to real estate and related intangible assets	69,496	60,171
Exchange of Exchangeable Senior Notes for common stock	95,678	—
Deposits applied for investments in real estate	3,537	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments in real estate, net	$5,517,629	$5,416,575
Investments in unconsolidated partnerships	34,978	35,291
Cash and cash equivalents	64,958	46,659
Accounts receivable, net	13,518	14,631
Accrued straight-line rents, net	164,049	163,716
Deferred leasing costs, net	219,549	219,713
Other assets	293,737	274,301
Total assets	$6,308,418	$6,170,886
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$503,200	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,255	1,293,903
Unsecured senior term loans	741,626	749,326
Unsecured line of credit	226,000	84,000
Accounts payable, accrued expenses and other liabilities	386,259	381,280
Total liabilities	3,151,340	3,100,944
Capital:
Partners’ capital:
Limited partners' capital, 5,405,474 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	46,154	45,600
General partner's capital, 203,563,054 and 197,442,432 units issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3,063,494	3,002,135
Accumulated other comprehensive income	18,605	878
Total partners’ capital	3,128,253	3,048,613
Noncontrolling interests	28,825	21,329
Total capital	3,157,078	3,069,942
Total liabilities and capital	$6,308,418	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Rental	$117,520	$120,026
Tenant recoveries	43,956	38,735
Other revenue	16,534	10,115
Total revenues	178,010	168,876
Expenses:
Rental operations	58,647	52,523
Depreciation and amortization	67,080	62,409
General and administrative	12,789	11,942
Executive severance	9,891	—
Acquisition-related expenses	464	1,250
Total expenses	148,871	128,124
Income from operations	29,139	40,752
Equity in net income / (loss) of unconsolidated partnerships	153	(138)
Interest expense, net	(21,395)	(28,010)
Other income	12,884	8,163
Net income	20,781	20,767
Net income attributable to noncontrolling interests	(2,979)	(1,413)
Net income attributable to the Operating Partnership	17,802	19,354
Net income per unit attributable to unit holders:
Basic and diluted earnings per unit	$0.08	$0.10
Weighted-average units outstanding:
Basic	206,195,269	196,316,241
Diluted	206,536,148	196,545,536

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income	$20,781	$20,767
Other comprehensive income:
Foreign currency translation adjustments	(1,216)	238
Unrealized loss on derivative instruments, net	(1,363)	(590)
Amortization of deferred interest costs	1,663	1,691
Reclassification on sale of equity securities	(12,334)	(9,322)
Unrealized gain on equity securities	35,653	24,634
Total other comprehensive income	22,403	16,651
Comprehensive income	43,184	37,418
Comprehensive income attributable to noncontrolling interests	(7,655)	(4,757)
Comprehensive income attributable to the Operating Partnership	$35,529	$32,661

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Income	Total Partners' Capital	Noncontrolling Interests	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	5,405,474	$45,600	197,442,432	$3,002,135	$878	$3,048,613	$21,329	$3,069,942
Net issuances of unvested restricted OP units	—	—	356,596	(5,321)	—	(5,321)	—	(5,321)
Exchange of Exchangeable Senior Notes	—	—	5,764,026	95,756	—	95,756	—	95,756
Vesting of share-based awards	—	—	—	8,007	—	8,007	—	8,007
Reallocation of capital to limited partners	—	1,502	—	(1,502)	—	—	—	—
Distributions	—	(1,405)	—	(52,926)	—	(54,331)	—	(54,331)
Distributions to noncontrolling interests	—	—	—	—	—	—	(159)	(159)
Net income	—	457	—	17,345	—	17,802	2,979	20,781
Foreign currency translation adjustments	—	—	—	—	(1,216)	(1,216)	—	(1,216)
Reclassification on sale of equity securities	—	—	—	—	(9,895)	(9,895)	(2,439)	(12,334)
Unrealized gain on equity securities	—	—	—	—	28,538	28,538	7,115	35,653
Amortization of deferred interest costs	—	—	—	—	1,663	1,663	—	1,663
Unrealized loss on derivative instruments, net	—	—	—	—	(1,363)	(1,363)	—	(1,363)
Balance at March 31, 2015	5,405,474	$46,154	203,563,054	$3,063,494	$18,605	$3,128,253	$28,825	$3,157,078
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Operating activities:
Net income	$20,781	$20,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,080	62,409
Allowance for doubtful accounts	297	526
Gain on sale of debt and equity securities	(12,334)	(9,322)
Non-cash revenue adjustments	448	481
Other non-cash adjustments	3,147	4,436
Compensation expense related to share-based payments	8,007	3,750
Distributions representing a return on capital from unconsolidated partnerships	285	203
Changes in operating assets and liabilities:
Accounts receivable	1,128	(2,482)
Accrued straight-line rents	(657)	(4,676)
Deferred leasing costs	(5,665)	(1,754)
Other assets	2,288	1,206
Accounts payable, accrued expenses and other liabilities	(8,142)	2,194
Net cash provided by operating activities	76,663	77,738
Investing activities:
Purchases of investments in real estate and related intangible assets	(89,700)	—
Capital expenditures	(70,753)	(69,843)
Contributions from tax credit transactions, net	—	15,502
Draws on notes and construction loan receivable	(1,278)	(39,584)
Contributions to unconsolidated partnerships, net	(57)	(4)
Purchases of debt and equity securities	(6,151)	(2,971)
Proceeds from the sale of debt and equity securities	13,696	13,952
Funds held for investments in real estate	—	(16,100)
Net cash used in investing activities	(154,243)	(99,048)
Financing activities:
Payment of deferred loan costs	(61)	—
Unsecured line of credit proceeds	162,000	130,000
Unsecured line of credit payments	(20,000)	(32,000)
Mortgage notes proceeds	9,525	—
Principal payments on mortgage notes payable	(2,514)	(2,776)
Distributions paid to unit holders	(52,899)	(49,383)
Net cash provided by financing activities	96,051	45,841
Effect of exchange rate changes on cash and cash equivalents	(172)	(116)
Net increase in cash and cash equivalents	18,299	24,415
Cash and cash equivalents at beginning of period	46,659	34,706

	Three Months Ended
	March 31,
	2015	2014

Cash and cash equivalents at end of period	$64,958	$59,121
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $6,781 and $4,192, for the three months ended March 31, 2015 and 2014, respectively)	$11,288	$21,593
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$54,331	$49,479
Accrued additions to real estate and related intangible assets	69,496	60,171
Exchange of Exchangeable Senior Notes for common units	95,678	—
Deposits applied for investments in real estate	3,537	—

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

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2015, owned a 97.5% interest in the Operating Partnership. The remaining 2.5% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying interim financial statements are unaudited, but have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, they do not include all the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements for these interim periods have been recorded. These financial statements should be read in conjunction with the audited consolidated financial statements and notes therein included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended March 31, 2015 and 2014, total revenues from properties outside the United States were $4.2 million and $4.8 million, respectively, which represented 2.4% and 2.8% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $203.7 million and $200.2 million at March 31, 2015 and December 31, 2014, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs (excluding certain VIEs associated with tax credits discussed below), consisting of single-tenant properties in which the tenant has a purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Investment in real estate, net	$430,343	$433,842
Total assets	491,610	493,066
Total debt	188,780	189,848
Total liabilities	202,592	203,529

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors ("TCIs") that were established to enable the TCIs to receive benefits of historic tax credits ("HTCs") and/or new market tax credits ("NMTCs") for certain properties owned by the Company. At March 31, 2015 and December 31, 2014, the Company owned ten properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statements of income. At each of March 31, 2015 and December 31, 2014, approximately $5.2 million of put liabilities were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the three months ended March 31, 2014, $15.5 million of tax credits, net of costs and estimated put payments, were contributed by TCIs and were recorded as other liabilities in the consolidated balance sheets. During the three months ended March 31, 2014, $12.8 million of tax credits had been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees, are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

At March 31, 2015 and December 31, 2014, the Company determined that the special purpose entity owning one property under development is a VIE, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of this VIE, because it has the authority to direct the activities which most significantly impact its economic performance. Selected financial data of the VIE at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Investment in real estate, net	$5,764	$2,507
Total assets	22,720	24,478
Total liabilities	6,679	7,467

Investments in Real Estate, Net

Investments in real estate, net consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$643,041	$704,958
Land under development	225,846	151,242
Buildings and improvements	4,909,684	4,877,135
Construction in progress	738,603	629,679
	6,517,174	6,363,014
Accumulated depreciation	(999,545)	(946,439)
	$5,517,629	$5,416,575

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of recoverability is based on an estimate of the future undiscounted cash flows (excluding interest charges) expected to result from the long-lived asset’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a long-lived asset, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair-value of the property. The Company is required to make subjective assessments as to whether there are impairments in the values of its investments in long-lived assets. These assessments have a direct impact on the Company’s net income because recording an impairment loss results in an immediate negative adjustment to net income. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Although the Company’s strategy is to hold its properties over the long-term, if the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized to reduce the property to the lower of the carrying amount or fair-value, and such loss could be material. As of and for the three months ended March 31, 2015, no assets have been identified as impaired and no such impairment losses have been recognized.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of March 31, 2015. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at March 31, 2015 consisted of the following (in thousands):

	Balance at	Accumulated
	March 31, 2015	Amortization	Net
Acquired in-place leases	$420,032	$(280,148)	$139,884
Acquired management agreements	25,801	(23,097)	2,704
Deferred leasing and other direct costs	119,250	(42,289)	76,961
	$565,083	$(345,534)	$219,549

Deferred leasing costs, net at December 31, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2014	Amortization	Net
Acquired in-place leases	$415,389	$(271,782)	$143,607
Acquired management agreements	25,801	(22,328)	3,473
Deferred leasing and other direct costs	111,290	(38,657)	72,633
	$552,480	$(332,767)	$219,713

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Available-for-sale securities, historical cost	$14,309	$10,280
Unrealized gain, net	71,662	48,341
Available-for-sale securities, fair-value (1)	85,971	58,621
Privately-held securities, cost basis	43,895	43,428
Total equity securities	$129,866	$102,049

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company's equity investments in publicly-traded companies are based upon the closing trading price of the equity security as of the balance sheet date. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the three months ended March 31, 2015. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the three months ended March 31, 2015, the Company recorded impairment charges of $292,000. Impairment charges are included in other expense in the consolidated statements of income and relate to the Company’s investment in a publicly-traded company. Other than this investment, there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost basis investments and therefore, no evaluation of impairment was performed during the three months ended March 31, 2015 on the Company’s remaining cost basis investments.
In April 2015, the Company received $57.1 million of proceeds from the sale of an investment in a publicly-traded company, resulting in a realized gain on sale of $43.8 million, net of allocation to a noncontrolling interest.

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

Lease Termination

During the three months ended March 31, 2015 and 2014, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $16.2 million and $5.5 million, respectively. Lease termination revenue for the three months ended March 31, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of the Company's properties in Cambridge, Massachusetts. Lease termination revenue for the three months ended March 31, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2017, although on April 1, 2015, the FASB proposed a one-year deferral of the effective date. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements as a substantial portion of the Company's revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for the Company beginning January 1, 2016. Early adoption is permitted. Upon adoption, the Company will apply the new standard on a retrospective basis and adjust the balance sheet of each individual period to reflect the period-specific effects of applying the new standard. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

3. Equity of the Parent Company

During the three months ended March 31, 2015, the Parent Company issued restricted stock awards to the Company’s employees totaling 586,674 shares of common stock (237,789 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2015, 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group for the three years ending December 31, 2014 being below the threshold for any payout. In addition, of the 203,144 Performance Units which were originally granted to certain executive officers in January 2013 and represent the maximum number of Performance Units that could have vested, 13,215 Performance Units vested (resulting in the issuance of 13,215 shares of the Parent Company’s common stock, of which 5,504 shares were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on such vesting) and the remaining 189,929 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2014. During the three months ended March 31, 2015, the Parent Company awarded 370,880 Performance Units which represent the maximum number of Performance Units that may vest over a three-year Performance Period ending December 31, 2017. The grant date fair-value of these awards of approximately $5.4 million will be recognized as compensation expense on a straight-line basis over the three-year Performance Period. The total unearned compensation remaining on the Performance Units granted during the three months ended March 31, 2015 to be expensed in future periods over a weighted-average term of 2.8 years was $3.8 million as of March 31, 2015. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of March 31, 2015, the Company had outstanding 203,563,054 shares of the Parent Company’s common stock and 5,083,400 and 322,074 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the three months ended March 31, 2015:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 16, 2015	Common stock and OP units	$0.260	January 1, 2015 to March 31, 2015	April 15, 2015	$54,331

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Parent Company for the three months ended March 31, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2014	$2,309	$37,705	$(42,228)	$(2,214)
Other comprehensive (loss) / income before reclassifications	(1,216)	35,653	(2,202)	32,235
Amounts reclassified from accumulated other comprehensive income (1)	—	(12,334)	2,502	(9,832)
Net other comprehensive (loss) / income	(1,216)	23,319	300	22,403
Net other comprehensive loss / (income) allocable to noncontrolling interests	31	(5,408)	(8)	(5,385)
Balance as of March 31, 2015	$1,124	$55,616	$(41,936)	$14,804

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at March 31, 2015, was approximately $122.7 million based on the average closing price of the Parent Company’s common stock of $22.69 per share for the ten consecutive trading days immediately preceding March 31, 2015.

The following table shows the vested ownership interests in the Operating Partnership:

	March 31, 2015		December 31, 2014
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	202,174,206	97.5%	196,031,538	97.4%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,645,888	1.3%	2,645,888	1.3%
Operating partnership and LTIP units held by third parties	2,627,145	1.2%	2,627,145	1.3%
Total	207,447,239	100.0%	201,304,571	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of March 31, 2015, the Operating Partnership had outstanding 208,646,454 operating partnership units and 322,074 LTIP units. The Parent Company owned 97.5% of the partnership interests in the Operating Partnership at March 31, 2015, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at March 31, 2015, was approximately $122.7 million based on the average closing price of the Parent Company’s common stock of $22.69 per share for the ten consecutive trading days immediately preceding March 31, 2015.

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Operating Partnership for the three months ended March 31, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	Gain / (loss) on derivative instruments	Total

Balance at December 31, 2014	$2,367	$38,732	$(40,221)	$878
Other comprehensive (loss) / income before reclassifications	(1,216)	35,653	(2,202)	32,235
Amounts reclassified from accumulated other comprehensive income (1)	—	(12,334)	2,502	(9,832)
Net other comprehensive (loss) / income	(1,216)	23,319	300	22,403
Net other comprehensive income allocable to noncontrolling interest	—	(4,676)	—	(4,676)
Balance as of March 31, 2015	$1,151	$57,375	$(39,921)	$18,605

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2019 (the "Notes due 2019"), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			March 31, 2015	December 31, 2014	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,447	$10,486	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,864	12,913	July 1, 2017
100 College Street	2.40%	2.40%	91,882	82,210	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	21,000	21,000	June 30, 2015
300 George Street	6.20%	4.91%	44,615	45,052	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	12,803	12,938	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	54,548	55,545	December 1, 2018
Shady Grove Road	5.97%	5.97%	140,599	141,131	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	15,871	16,056	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	61,636	61,905	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,639	4,660	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			490,904	483,896
Unamortized premiums			12,296	12,861
Mortgage notes payable, net			503,200	496,757
Exchangeable Senior Notes (1)	3.75%	3.75%	—	95,678	January 30, 2015
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	400,000	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	1,300,000
Unamortized discounts			(5,745)	(6,097)
Unsecured senior notes, net			1,294,255	1,293,903
Term Loan due 2017 - U.S. dollar (2)	1.57%	2.39%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (2)	1.90%	2.14%	148,030	155,730	March 30, 2017
Term Loan due 2018	1.36%	1.67%	350,000	350,000	March 24, 2018
Unsecured senior term loans			741,626	749,326
Unsecured line of credit (3)	1.27%	1.27%	226,000	84,000	March 24, 2018
Total consolidated debt			$2,765,081	$2,719,664

(1)
In January 2015, the entire principal amount of the Operating Partnership's Exchangeable Senior Notes due 2030 (the "Exchangeable Senior Notes") was exchanged for 5,764,026 shares of the Parent Company's common stock, at the request of the holders.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.48 to £1.00 and $1.56 to £1.00 at March 31, 2015 and December 31, 2014, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)	At March 31, 2015, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $674.0 million.

Exchangeable Senior Notes

During the three months ended March 31, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, the Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.

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

Maturities of Long-Term Debt

As of March 31, 2015, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2015	$28,977
2016	660,291
2017	423,932
2018	623,804
2019	405,724
Thereafter	615,802
$2,758,530

6. Earnings Per Share of the Parent Company

Through March 31, 2015 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three months ended March 31, 2015 and 2014 has been deducted from net income attributable to the Company to calculate basic earnings per share attributable to common stockholders. The calculation of diluted earnings per share for the three months ended March 31, 2015 and 2014 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income attributable to the Company. For the three months ended March 31, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that March 31, 2015 and 2014 were the end dates of the respective Performance Units' Performance Periods. For the three months ended March 31, 2015 and 2014, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income attributable to the Company less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, for the three months ended March 31, 2015 and 2014, 1,194,015 and 10,525,410 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method. No other shares were considered anti-dilutive for the three months ended March 31, 2015 or 2014.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended
	March 31,
	2015	2014
Basic earnings per share:
Net income attributable to the Company	$17,345	$18,833
Net income allocable and distributions in excess of earnings to participating securities	(393)	(378)
Net income attributable to common stockholders - basic	$16,952	$18,455

Diluted earnings per share:
Net income attributable to common stockholders - basic	16,952	18,455
Net income attributable to noncontrolling interests in Operating Partnership	457	521
Net income attributable to common stockholders - diluted	$17,409	$18,976

Weighted-average common shares outstanding:
Basic	200,789,795	190,905,867
Incremental shares from:
Performance units	340,879	229,295
Operating partnership and LTIP units	5,405,474	5,410,374
Diluted	206,536,148	196,545,536

Basic and diluted earnings per share:
Net income per share attributable to common stockholders - basic and diluted	$0.08	$0.10

7. Earnings Per Unit of the Operating Partnership

Through March 31, 2015, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three months ended March 31, 2015 and 2014 has been deducted from net income attributable to the Operating Partnership to calculate basic earnings per unit attributable to common unit holders. For the three months ended March 31, 2015 and 2014, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unit holders. For the three months ended March 31, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that March 31, 2015 and 2014 were the end date of the respective Performance Units’ Performance Periods. In addition, for the three months ended March 31, 2015 and 2014, 1,194,015 and 10,525,410 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method. No other units were considered anti-dilutive for the three months ended March 31, 2015 or 2014.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended
	March 31,
	2015	2014
Basic and diluted earnings per unit:
Net income attributable to the Operating Partnership	$17,802	$19,354
Net income allocable and distributions in excess of earnings to participating securities	(393)	(378)
Net income attributable to unit holders - basic and diluted	$17,409	$18,976

Weighted-average units outstanding:
Basic	206,195,269	196,316,241
Incremental units from:
Performance units	340,879	229,295
Diluted	206,536,148	196,545,536

Basic and diluted earnings per unit:
Net income per unit attributable to unit holders - basic and diluted	$0.08	$0.10

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and BioPark Fremont (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of March 31, 2015 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At March 31, 2015, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 2.23% (including the applicable credit spread) and a maturity date of August 13, 2015 (with an option to extend the maturity date to August 13, 2016 at its discretion after satisfying certain conditions and paying an extension fee).

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.8 million at March 31, 2015. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Investments in real estate, net	$262,727	$267,007
Cash and cash equivalents (including restricted cash)	8,504	6,057
Other assets	11,445	11,599
Total assets	$282,676	$284,663
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$152,077	$152,056
Other liabilities	8,449	9,020
Members’ equity	122,150	123,587
Total liabilities and members' equity	$282,676	$284,663
Company’s investments in unconsolidated partnerships	$34,978	$35,291

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total revenues	$8,728	$4,059
Total expenses	(9,086)	(6,130)
Net loss	$(358)	$(2,071)

Company’s equity in net income / (loss) of unconsolidated partnerships	$153	$(138)

Fees earned by the Company (1)	$111	$283

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

As of March 31, 2015, the Company had deferred interest costs of approximately $27.0 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately four years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				March 31, 2015	December 31, 2014
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,960)	$(1,448)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(569)	(186)
Interest rate swaps(2)	74,015	0.7310%	August 2, 2012	March 30, 2017	59	63
Interest rate swaps(2)	74,015	0.7425%	August 2, 2012	March 30, 2017	43	45
Total interest rate swaps	$548,030				$(2,427)	$(1,526)

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

(2)	Translation to U.S. dollars is based on exchange rates of $1.48 to £1.00 and $1.56 to £1.00 at March 31, 2015 and December 31, 2014, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the three months ended March 31, 2015 or 2014.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(2,202)	$(1,449)

Amount of (loss) / income reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(839)	$859
Forward starting swaps (2)	(1,663)	1,691
Total interest rate swaps	$(2,502)	$2,550

Amount of (loss) / gain recognized in income (ineffective portion and amount excluded from effectiveness testing):
Other derivative instruments	(170)	162
Total (loss) / gain on derivative instruments	$(170)	$162

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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at March 31, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At March 31, 2015 and December 31, 2014, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	March 31, 2015		December 31, 2014
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$508,782	$503,200	$502,115	$496,757
Exchangeable Senior Notes	—	—	134,619	95,678
Notes due 2016, net	409,600	399,435	411,600	399,304
Notes due 2019, net	402,100	397,984	398,280	397,873
Notes due 2020, net	285,250	248,512	283,250	248,450
Notes due 2022, net	260,000	248,324	258,250	248,275
Term Loan due 2017 - U.S. dollar	244,797	243,596	244,945	243,596
Term Loan due 2017 - GBP (2)	148,758	148,030	156,589	155,730
Term Loan due 2018	350,515	350,000	350,557	350,000
Unsecured line of credit	225,668	226,000	83,866	84,000
Derivative instruments (3)	2,203	2,203	1,132	1,132
Available-for-sale securities	85,971	85,971	58,621	58,621

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.48 to £1.00 and $1.56 to £1.00 at March 31, 2015 and December 31, 2014, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired one property during the three months ended March 31, 2015. The table below reflects the preliminary purchase price allocation for this acquisition (in thousands).

Property	Acquisition Date	Investments in Real Estate	Below Market Lease	In-Place Lease	Acquisition Date Fair-Value
307 Westlake	February 11, 2015	$85,733	$(1,824)	$5,791	$89,700
Weighted average intangible amortization life (in months)			96	95

Revenues of approximately $1.0 million and net income of $191,183 associated with the 307 Westlake property are included in the consolidated statements of income for the three months ended March 31, 2015 for both the Parent Company and the Operating Partnership.

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
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. In addition, we discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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
At March 31, 2015, we owned or had interests in a portfolio of properties with an aggregate of approximately 17.9 million rentable square feet.

The following reflects the classification of our properties between operating properties, active new construction (properties that are currently under development through ground up construction), unconsolidated partnership properties (properties which we partially own, but are not included in our consolidated financial statements) and land bank (representing properties engaged in activities related to planning, entitlement or other preparations for future development, and management’s estimates of rentable square footage if development of these properties was undertaken) at March 31, 2015:

				Weighted-
	Gross		Rentable	Average
	Book Value	Buildings	Square Feet	Leased % (1)
	(In thousands)
Operating portfolio	5,743,750	174	15,569,557	90.7%
Active new construction	460,316	13	1,995,301	79.2%
Unconsolidated partnership portfolio	34,978	3	355,080	99.9%
Land bank (2)	313,108	—	6,898,000	—
Total portfolio	$6,552,152	190	24,817,938

(1)	Calculated based on gross book value for each asset multiplied by the percentage leased.

(2)	Includes properties engaged in activities related to planning, entitlement, or other preparations for future development.
Factors Which May Influence Future Operations

Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of March 31, 2015, our total operating portfolio was 90.7% leased on a weighted-average basis to 327 tenants. As of December 31, 2014, our total operating portfolio was 91.6% leased on a weighted-average basis to 327 tenants.

Our leasing strategy for 2015 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of March 31, 2015, leases representing 3.2% and 5.7% of our leased square feet were scheduled to expire during 2015 and 2016, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.

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

A discussion of additional factors which may influence future operations can be found below under Part II, Item 1A, "Risk Factors," and in our annual report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies
A complete discussion of our critical accounting policies can be found in our annual report on Form 10-K for the year ended December 31, 2014.

Results of Operations
Leasing Activity

During the three months ended March 31, 2015, we executed 49 leasing transactions representing 780,800 square feet, including 33 new leases totaling 696,408 square feet and 16 leases amended to extend their terms totaling 84,392 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the three months ended March 31, 2015:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2014	15,669,843
Acquisitions	115,152	$41.32	$46.25
Expirations	(137,441)	31.65	30.37
Terminations	(759,588)	40.67	37.10
Forward-lease delivery (3)	18,396	49.00	50.06
Renewals and extensions	84,392	32.96	33.25
New leases - first generation (4)	160,674	22.36	25.17
New leases - second generation (5)	532,039	37.08	40.21
Leased square feet as of March 31, 2015	15,683,467

Forward-leased square feet as of December 31, 2014 (3)	179,149
Forward-lease new leases - second generation (3) (5)	3,695	17.40	17.4
Forward-lease delivery (3)	(18,396)	49.00	50.06
Forward-leased square feet as of March 31, 2015 (3)	164,448

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

(5)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the three months ended March 31, 2015:

	Number of leases	Square feet	Free rent months	Tenant improvement costs per square foot (1)	Landlord costs per square foot (1)	Leasing commission costs per square foot (1)
Renewals and extensions (2)	16	84,392	3.4	$—	$0.93	$1.55
New leases - first generation	9	160,674	3.3	45.04	0.09	9.16
New leases - second generation (3)	24	535,734	1.5	39.77	4.67	10.77
Total / weighted-average	49	780,800	2.0	$36.56	$3.32	$9.44

(1)
Based on management estimates. Assumes all tenant improvement, landlord and commission costs are paid in the calendar year in which the lease is executed, which may be different than the year in which they are actually paid.

(2)	Renewals and extensions were leased at a weighted-average current annualized base rent of $33.25 per square foot, representing an increase of 11.4% over the previously expiring rents on a GAAP basis.

(3)	Includes new leases - second generation forward leases.
Active New Construction and Redevelopment

The following table summarizes our consolidated properties under active new construction and redevelopment at March 31, 2015 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Active New Construction
100 College Street	510,419	99.1%	$119,500	$191,000	Q4 2015
i3	316,000	—%	36,700	181,500	Q3 2017
Landmark at Eastview III	297,000	100.0%	123,900	176,500	Q4 2015
Lincoln Centre (4)	360,000	100.0%	28,400	149,700	Q3 2017 & Q3 2018
500 Fairview Avenue	122,702	37.8%	17,100	74,500	Q1 2016
450 Kendall Street (Kendall G)	63,520	22.8%	33,000	58,000	Q2 2015
Wake 60 (5)	283,250	59.3%	9,200	55,300	Q3 2016
430 Cambridge Science Park	42,410	100.0%	4,000	22,700	Q3 2015
Total / weighted-average	1,995,301	71.9%	$371,800	$909,200

Active Redevelopment
Sidney Street/40 Erie Street	292,758	—%	$103,700	$189,000	Q4 2015 - 2017

(1)
Includes amounts paid for acquiring the property, landlord improvements and tenant improvement allowances, but for active redevelopment properties excludes any amounts accrued, and payroll, interest or operating expenses capitalized, through March 31, 2015.

(2)	Includes construction costs associated with speculative leasing.

(3)
Management’s estimate of the time in which construction will be substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity.

(4)
Phase I of the project is comprised of 200,000 square feet and is estimated to be delivered in the third quarter of 2017. Phase II comprising 160,000 square feet is estimated to be delivered in the third quarter of 2018.

(5)
The total investment through March 31, 2015 of $9.2 million was partially offset by $5.2 million of tax credit funding received to date. Estimated Total Investment is net of expected tax credit benefits.

The following summarizes our capital expenditures during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,			Percent
	2015	2014	Change	Change
Active new construction (1)	$32,758	$40,906	$(8,148)	(19.9)%
Tax credit funding receipts, net of deferred costs	—	(15,502)	$15,502	(100.0)%
Land bank	3,618	3,940	(322)	(8.2)%
Active redevelopment	3,908	1,185	2,723	229.8%
Tenant improvements - first generation	14,534	9,175	5,359	58.4%
Recurring capital expenditures and second generation tenant improvements (2)	15,782	7,731	8,051	104.1%
Other capital	153	6,906	(6,753)	(97.8)%
Total capital expenditures	$70,753	$54,341	$16,412	30.2%

(1)	Includes projects that received tax credit funding that offset actual capital expenditures incurred during the applicable period.

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

Total capital expenditures were $70.8 million and $54.3 million for the three months ended March 31, 2015 and 2014, respectively. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table sets forth historical financial information of the operations for same properties (all properties except properties held for sale, previous same properties, development properties, new properties and other entities), previous same properties (properties previously included in the same property portfolio during the three months ended March 31, 2014 that are now in the land bank), development properties (properties that were entirely or primarily under active new construction during either of the three months ended March 31, 2015 or 2014), new properties (properties that were not owned for each of the three months ended March 31, 2015 and 2014 and were not previous same properties or development properties) and other entities (legal entities performing corporate level functions and properties that were sold during or in between the comparative periods (dollars in thousands, except on a per square foot basis):

	For the Three Months Ended
	March 31, 2015
	Same Properties	Previous Same	Total	Development	New Properties	Other (4)	Total
Rentable square feet	14,600,098	—	14,600,098	2,329,606	635,154	N/A	17,564,858
Percent of total portfolio	83.1%	—%	83.1%	13.3%	3.6%	N/A	100.0%
Percent leased	88.6%	—%	88.6%	75.9%	98.7%	N/A	87.3%
	For the Three Months Ended
	March 31, 2015
	Same Properties	Previous Same	Total	Development	New Properties	Other (4)	Total
Rental revenue	$111,769	$—	$111,769	$2,227	3,543	$(19)	$117,520
Tenant recoveries	40,894	2	40,896	658	2,229	173	43,956
Other revenue (1)	—	—	—	—	—	16,534	16,534
Total revenues	152,663	2	152,665	2,885	5,772	16,688	178,010
Rental operations	51,107	367	51,474	2,085	2,474	2,614	58,647
Net operating income / (loss)	101,556	(365)	101,191	800	3,298	14,074	119,363
Adjustments to cash basis (2)	(2,399)	$—	(2,399)	(680)	(258)	397	(2,940)
Net operating income - cash basis	$99,157	$(365)	$98,792	$120	$3,040	$14,471	$116,423
Rental revenue - cash basis (3)	$108,282	$—	$108,282	$1,381	$3,286	$17	$112,966

	For the Three Months Ended
	March 31, 2014
	Same Properties	Previous Same	Total	Development	New Properties	Other (4)	Total
Rentable square feet	14,600,098	429,485	15,029,583	802,305	—	N/A	15,831,888
Percent of total portfolio	92.2%	2.7%	94.9%	5.1%	—%	N/A	100.0%
Percent leased	88.1%	100.0%	88.4%	70.7%	—%	N/A	87.3%
	For the Three Months Ended
	March 31, 2014
	Same Properties	Previous Same	Total	Development	New Properties	Other (4)	Total
Rental revenue	$111,156	$2,846	$114,002	$7	—	$6,017	$120,026
Tenant recoveries	37,724	675	38,399	(50)	—	386	38,735
Other revenue (1)	—	—	—	—	—	10,115	10,115
Total revenues	148,880	3,521	152,401	(43)	—	16,518	168,876
Rental operations	48,600	887	49,487	388	—	2,648	52,523
Net operating income / (loss)	100,280	2,634	102,914	(431)	—	13,870	116,353
Adjustments to cash basis (2)	(3,059)	$737	(2,322)	153	—	(226)	(2,395)
Net operating income - cash basis	$97,221	$3,371	$100,592	$(278)	$—	$13,644	$113,958
Rental revenue - cash basis (3)	$106,477	$3,583	$110,060	$7	$—	$5,691	$115,758

(1)
During the three months ended March 31, 2015 and 2014, we recorded lease termination revenue of approximately $16.2 million and $5.5 million, respectively. Lease termination revenue for the three months ended March 31, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of the Company's properties in Cambridge, Massachusetts. Lease termination revenue for the three months ended March 31, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property. During the three months ended March 31, 2014, we also recorded $2.7 million of interest income related to our Construction Loan.

(2)	Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue and bad debt expense.

(3)	Represents rents on a "cash-on-cash" basis.

(4)	Includes the 9911 Belward Campus Drive property, which was sold on December 9, 2014 and lease termination revenue for both periods.

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,			Percent
	2015	2014	Change	Change
Net operating income - cash basis	$116,423	$113,958	$2,465	2.2%
Adjustments to cash basis	2,940	2,395	545	22.8%
Net operating income	119,363	116,353	3,010	2.6%
Unallocated expense:
Depreciation and amortization expense	67,080	62,409	4,671	7.5%
General and administrative expense	12,789	11,942	847	7.1%
Executive severance	9,891	—	9,891	N/A
Acquisition-related expenses	464	1,250	(786)	(62.9)%
Income from operations	29,139	40,752	(11,613)	(28.5)%
Equity in net income / (loss) of unconsolidated partnerships	153	(138)	291	(210.9)%
Interest expense, net	(21,395)	(28,010)	6,615	(23.6)%
Other income	12,884	8,163	4,721	57.8%
Net income	$20,781	$20,767	$14	0.1%

Net Operating Income. Net operating income increased $3.0 million to $119.4 million for the three months ended March 31, 2015 compared to $116.4 million for the three months ended March 31, 2014. Excluding the impact of lease termination revenue for both periods, the interest income related to our Construction Loan and the operating results of the 9911 Belward Campus Drive property which was sold in December 2014, net operating income increased by $2.8 million. This net increase was primarily due to the following:

•
The acquisition of operating properties totaling approximately 518,940 square feet in 2014 and operating properties totaling 116,214 square feet in the three months ended March 31, 2015 contributed an additional $3.3 million in net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•
The transfer of properties that were in the same property portfolio during the three months ended March 31, 2014 into the land bank resulted in a decrease of $3.0 million in net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease was partially offset by a $1.3 million increase in same properties net operating income for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to continued leasing success and annual rent escalations.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.7 million to $67.1 million for the three months ended March 31, 2015 compared to $62.4 million for the three months ended March 31, 2014. The increase was primarily due to the acquisition of operating properties totaling approximately 518,940 square feet with an acquisition date fair-value of $117.0 million in 2014 and operating properties totaling 116,214 square feet with an acquisition date fair-value of $89.7 million in the three months ended March 31, 2015, partially offset by the sale of our 9911 Belward Campus Drive property in December 2014.
Executive Severance. Executive severance expense of $9.9 million for the three months ended March 31, 2015 related to the cessation of employment of one of our executive officers in February 2015.
Interest Expense, Net. Interest cost incurred for the three months ended March 31, 2015 totaled $28.2 million compared to $32.2 million for the three months ended March 31, 2014. Total interest cost incurred decreased primarily as a result of the early repayment of the mortgage note secured by our Center for Life Science | Boston property in April 2014 and the exchange of the $180 million in aggregate principal amount of the Operating Partnership's Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes, for shares of common stock during 2014 and January 2015, partially offset by the issuance of our Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $6.6 million to $21.4 million for the three months ended March 31, 2015, compared to $28.0 million for the three months ended March 31, 2014 due to lower interest costs incurred and higher capitalized interest related to increased development in 2015.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Mortgage notes payable	$6,223	$11,593
Amortization of debt premium on mortgage notes payable	(569)	(535)
Amortization of deferred interest costs	1,662	1,691
Derivative instruments	840	859
Unsecured senior term loans	1,653	1,995
Exchangeable senior notes	183	1,688
Unsecured senior notes	12,959	10,334
Amortization of debt discount on notes	352	230
Unsecured line of credit	1,577	2,076
Unsecured line of credit fees	450	563
Amortization of deferred loan fees	1,214	1,509
Amortization - put / call / preferred return	1,632	199
Interest cost incurred	28,176	32,202
Capitalized interest	(6,781)	(4,192)
Total interest expense, net	$21,395	$28,010

Other Income. Other income of $12.9 million for the three months ended March 31, 2015 was primarily due to a $12.3 million gain on sale of our investments in certain publicly-traded companies. Other income of $8.2 million for the three months ended March 31, 2014 was primarily due to a $9.3 million gain on sale of our investments in certain publicly-traded companies, partially offset by a $1.3 million other-than-temporary impairment relating to our cost basis investments in a privately-held company.

Cash Flows
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

	Three Months Ended
	March 31,
	2015	2014	Change
		(In thousands)
Net cash provided by operating activities	$76,663	$77,738	$(1,075)
Net cash used in investing activities	(154,243)	(99,048)	(55,195)
Net cash provided by financing activities	96,051	45,841	50,210
Ending cash and cash equivalents balance	64,958	59,121	5,837

Net cash provided by operating activities decreased $1.1 million to $76.7 million for the three months ended March 31, 2015 compared to $77.7 million for the three months ended March 31, 2014. The decrease primarily resulted from timing of cash rent commencements on new leases and a decrease in cash rent related to the sale of the 9911 Belward Campus Drive property in December 2014.

Net cash used in investing activities increased $55.2 million to $154.2 million for the three months ended March 31, 2015 compared to $99.0 million for the three months ended March 31, 2014. The increase primarily resulted from the acquisition of our 307 Westlake property in February 2015 and higher capital expenditures relating to our development projects during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, net of tax credit contributions received during the three months ended March 31, 2014. The increase was partially offset by the decrease in draws on our notes receivable and Construction Loan, which was repaid in May 2014.

Net cash provided by financing activities increased $50.2 million to $96.1 million for the three months ended March 31, 2015 compared to $45.8 million for the three months ended March 31, 2014. The increase primarily resulted from a net draw on our line of credit and an increase in our mortgage note related to construction at our 100 College Street property.

Funds from Operations

We present funds from operations, or FFO, and FFO excluding acquisition-related expenses, or CFFO, attributable to common shares and OP units because we consider them to be important supplemental measures of our operating performance and believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO and CFFO when reporting their results. FFO and CFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO and CFFO exclude depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, and, in the case of CFFO, acquisition-related expenses, they provide performance measures that, when compared year over year, reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities and interest costs, providing perspective not immediately apparent from net income. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable property, impairment charges on depreciable real estate, real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Our computations may differ from the methodologies for calculating FFO and CFFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Further, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO and CFFO should not be considered alternatives to net income / (loss) (computed in accordance with GAAP) as indicators of our financial performance or to cash flow from operating activities (computed in accordance with GAAP) as indicators of our liquidity, nor are they indicative of funds available to fund our cash needs, including our ability to pay dividends or make distributions.
Our FFO and CFFO attributable to common shares and OP units and a reconciliation to net income for the three months ended March 31, 2015 and 2014 (in thousands, except per share and share data) were as follows:

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to the Company	$17,345	$18,833
Adjustments:
Noncontrolling interests in operating partnership (1)	457	521
Depreciation and amortization - unconsolidated partnerships	1,006	373
Depreciation and amortization - consolidated entities	67,080	62,409
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(812)	(441)
FFO attributable to common shares and units - basic	85,076	81,695
Interest expense on Exchangeable Senior Notes (2)	183	1,688
FFO attributable to common shares and units - diluted	85,259	83,383
Acquisition-related expenses	464	1,250
CFFO attributable to common shares and units - diluted	$85,723	$84,633
FFO per share - diluted	$0.41	$0.40
CFFO per share - diluted	$0.41	$0.41
Weighted-average common shares and units outstanding - diluted (2) (3)	209,233,553	208,581,807

(1)
Net income attributable to noncontrolling interests in the operating partnership is included in net income attributable to unit holders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The three months ended March 31, 2015 and 2014 include 1,194,015 and 10,525,410 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended March 31, 2015 and 2014 include 1,503,390 and 1,510,681 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of March 31, 2015, the Company owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of March 31, 2015 were as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Consolidated indebtedness:
Principal Amortization	$7,977	$10,760	$9,796	$9,852	$5,724	$35,472	$79,581
Maturity Payments	21,000	249,531	22,510	37,952	—	80,330	$411,323
Total mortgage notes payable	28,977	260,291	32,306	47,804	5,724	115,802	490,904

Unsecured line of credit	—	—	—	226,000	—	—	226,000
Term Loan due 2017 - U.S. dollar	—	—	243,596	—	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	148,030	—	—	—	148,030
Term Loan due 2018	—	—	—	350,000	—	—	350,000
Notes due 2016	—	400,000	—	—	—	—	400,000
Notes due 2019	—	—	—	—	400,000	—	400,000
Notes due 2020	—	—	—	—	—	250,000	250,000
Notes due 2022	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	28,977	660,291	423,932	623,804	405,724	615,802	2,758,530
Share of unconsolidated indebtedness:
Secured mortgage	1,411	—	—	—	—	—	1,411
Secured construction loan	27,795	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	29,206	—	—	—	—	—	29,206
Total indebtedness	$58,183	$660,291	$423,932	$623,804	$405,724	$615,802	$2,787,736

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.48 to £1.00 at March 31, 2015.
Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of March 31, 2015.
During the three months ended March 31, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.
During the three months ended March 31, 2015 and April 2015, we received $70.8 million in proceeds from sales of investments in publicly-traded companies, resulting in a realized gain on sale of $53.6 million, net of allocation to a noncontrolling interest.

The credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of March 31, 2015.
The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of March 31, 2015.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At March 31, 2015, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $532.1 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
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
BioMed Realty Trust, Inc.’s total capitalization at March 31, 2015 was approximately $7.5 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	March 31, 2015
Debt:
Mortgage notes payable (1)		$490,904	6.6%
Unsecured senior notes (1)		1,300,000	17.3%
Unsecured senior term loans (2)		741,626	9.9%
Unsecured line of credit		226,000	3.0%
Total debt		2,758,530	36.8%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	208,968,528	4,735,227	63.2%
Total equity		4,735,227	63.2%
Total capitalization		$7,493,757	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $148.0 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.48 to £1.00 at March 31, 2015.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $22.66 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At March 31, 2015, 203,563,054 of the outstanding OP units had been issued to our

Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.
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

Off-Balance Sheet Arrangements
As of March 31, 2015, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $3.3 million and $3.1 million at March 31, 2015 and December 31, 2014, respectively. The liabilities of BioPark Fremont, LLC were $2.9 million at each of March 31, 2015 and December 31, 2014. Our equity in net loss of BioPark Fremont, LLC was $27,000 and $19,000 for the three months ended March 31, 2015 and 2014, respectively.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.0 million and $13.4 million at March 31, 2015 and December 31, 2014, respectively. The liabilities were $10.5 million and $10.7 million at March 31, 2015 and December 31, 2014, respectively. Our equity in net income of the McKellar Court partnership was $245,000 and $293,000 for the three months ended March 31, 2015 and 2014, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15% (the rate may adjust higher after January 1, 2015), with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $266.3 million and $268.2 million at March 31, 2015 and December 31, 2014, respectively, and the liabilities were $147.1 million and $147.5 million at March 31, 2015 and December 31, 2014, respectively. Our equity in net loss of the PREI joint ventures was $65,000 and $412,000 for the three months ended March 31, 2015 and 2014, respectively.
We are the primary beneficiary in six other VIEs at the following single-tenant properties in which the tenant has a purchase option, which are consolidated and reflected in our consolidated financial statements (in thousands):

		Net Book Value
Property	Earliest Purchase Option Exercise Price	March 31, 2015	Earliest Purchase Option Exercise Date
Shady Grove Road	$302,800	$188,187	Any time before December 1, 2015
300 George Street (1)	127,750	113,913	December 31, 2017
Nancy Ridge (2)	105,853	85,478	May 2, 2017
Other (3)	132,746	108,205	Various
Total	$669,149	$495,783

(1)
Purchase option can be exercised on December 31 of each year beginning 2017 through 2031 and on April 30, 2032 with the purchase option exercise price ranging from $127.8 million to $159.7 million, plus adjustments for capital expenditures.

(2)
Includes 6114 - 6154 Nancy Ridge Drive, 6122 - 6126 Nancy Ridge Drive and 6828 Nancy Ridge Drive. Purchase option can be exercised on May 2 of 2017, 2022 and 2027, as well as upon transfer of control. The purchase option exercise price is determined based on a 7.9% capitalization rate on annualized monthly rent at exercise.

(3)
Includes 1701 / 1711 Research Boulevard, Gazelle Court and Faraday Avenue. The purchase options can be exercised at various times between 2016 and 2033 based on fixed-prices, pre-determined internal rate of returns or fair-market value at exercise.

We are also the primary beneficiary of VIEs at ten properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	March 31, 2015	December 31, 2014	Maturity Date
BioPark Fremont	50%	3.7%	$1,411	$1,401	May 1, 2015
PREI I LLC (3)	20%	2.2%	27,795	27,795	August 13, 2015
Total			$29,206	$29,196

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of March 31, 2015.

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

While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.04 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

The following table provides historical dividend information for our common stock for the prior two fiscal years and the three months ended March 31, 2015, excluding a special dividend of $0.30 per share declared and paid during the fourth quarter 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share
March 31, 2013	March 15, 2013	April 15, 2013	$0.235
June 30, 2013	June 14, 2013	July 15, 2013	0.235
September 30, 2013	September 16, 2013	October 15, 2013	0.235
December 31, 2013	December 12, 2013	January 15, 2014	0.250
March 31, 2014	March 17, 2014	April 15, 2014	0.250
June 30, 2014	June 16, 2014	July 15, 2014	0.250
September 30, 2014	September 16, 2014	October 15, 2014	0.250
December 31, 2014	December 15, 2014	January 15, 2015	0.260
March 31, 2015	March 16, 2015	April 15, 2015	0.260

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
Interest Rate Risk
As of March 31, 2015, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	March 31, 2015
Fixed interest rate (2)	$1,705,573	61.6%	4.31%
Variable interest rate - hedged (3)	548,030	19.8%	2.21%
Variable interest rate - unhedged (4)	511,478	18.6%	1.53%
Total/weighted-average effective interest rate	$2,765,081	100.0%	3.38%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes eleven mortgage notes payable secured by certain of our properties (including unamortized premiums), our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.48 to £1.00 at March 31, 2015. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.39% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.90% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At March 31, 2015, the fair-value of all fixed-rate debt was estimated to be $1.8 billion compared to the net carrying value of $1.7 billion (including debt premiums and discounts). At March 31, 2015, both the fair-value and carrying value of all variable-rate debt was estimated to be $1.1 billion. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of March 31, 2015 in relation to total assets of $6.3 billion and equity market capitalization of $4.7 billion of BioMed Realty Trust, Inc.’s common stock and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at March 31, 2015, a 1.0% change in interest rates would change our interest costs by approximately $5.4 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of March 31, 2015, would equal approximately $13.0 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended March 31, 2015 and 2014, total revenues from our foreign subsidiary were $4.2 million and $4.8 million, respectively, which represented 2.4% and 2.8% of our total revenues for the respective periods. Our net investment in properties outside the United States was $203.7 million and $200.2 million as of March 31, 2015 and December 31, 2014, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $55.6 million as of March 31, 2015.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors described in the "Risk Factors" section in our annual report on Form 10-K for the year ended December 31, 2014. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)
On January 26, 2015 and January 27, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of our Exchangeable Senior Notes, our Parent Company issued 359,293 shares of its common stock in exchange for approximately $6.0 million in aggregate principal amount of the Exchangeable Senior Notes. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, or the Securities Act.
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended March 31, 2015, our Parent Company issued, net of forfeitures, an aggregate of 356,596 shares of its common stock in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit or operating partnership unit, as applicable, to our Parent Company. During the three months ended March 31, 2015, the operating partnership issued an aggregate of 356,596 restricted operating partnership units or operating partnership units, as applicable, to our Parent Company, as required by the operating partnership's partnership agreement, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
On January 26, 2015 and January 27, 2015, in connection with the exchange of our Exchangeable Senior Notes discussed above, for each share of common stock issued by our Parent Company, the operating partnership issued an operating partnership unit to our Parent Company. On those dates, the operating partnership issued an aggregate of 356,596 operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Change in Control and Severance Agreement, dated as of April 10, 2015, among BioMed Realty Trust, Inc., BioMed Realty, L.P. and James R. Berens.
10.2	Change in Control and Severance Agreement, dated as of February 10, 2015, among BioMed Realty Trust, Inc., BioMed Realty, L.P. and John P. Bonanno.
10.3	Change in Control and Severance Agreement, dated as of August 28, 2013, among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Jonathan P. Klassen.
10.4	Change in Control and Severance Agreement, dated as of August 28, 2013, among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Karen A. Sztraicher.
10.5	Annual Incentive Bonus Plan.
10.6	Employment Transition and Consulting Agreement effective as of February 25, 2015 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Kent Griffin.(1)
10.7	Employment Transition and Consulting Agreement effective as of December 30, 2014 among BioMed Realty Trust, Inc., BioMed Realty, L.P. and Matthew G. McDevitt.(2)
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________
(1) Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2015.
(2) Incorporated herein by reference to BioMed Realty Trust, Inc.’s and BioMed Realty, L.P.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board, President and		Chairman of the Board, President and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	April 29, 2015	Dated:	April 29, 2015