Form 10-Q
period 2015-06-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2015-07-29
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of July 29, 2015 was 203,567,974.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2015 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of June 30, 2015, BioMed Realty Trust, Inc. owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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

BIOMED REALTY TRUST, INC. AND BIOMED REALTY, L.P.

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Item 4 Mine Safety Disclosures	56

Item 5 Other Information	56

Item 6 Exhibits	57

SIGNATURES	58

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Land	$651,201	$704,958
Building and improvements	4,956,823	4,877,135
Land under development	248,225	151,242
Construction in progress	777,766	629,679
Investments in real estate	6,634,015	6,363,014
Accumulated depreciation	(1,026,103)	(946,439)
Investments in real estate, net	5,607,912	5,416,575
Investments in unconsolidated partnerships	34,469	35,291
Cash and cash equivalents	45,329	46,659
Accounts receivable, net	10,740	14,631
Accrued straight-line rents, net	169,592	163,716
Deferred leasing costs, net	229,290	219,713
Other assets	240,877	274,301
Total assets	$6,338,209	$6,170,886
LIABILITIES AND EQUITY
Mortgage notes payable, net	$488,945	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,614	1,293,903
Unsecured senior term loans	750,856	749,326
Unsecured line of credit	369,000	84,000
Accounts payable, accrued expenses and other liabilities	353,947	381,280
Total liabilities	3,257,362	3,100,944
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 250,000,000 shares authorized, 203,567,974 shares and 197,442,432 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,036	1,975
Additional paid-in capital	3,750,959	3,649,235
Accumulated other comprehensive loss, net	(24,544)	(2,214)
Dividends in excess of earnings	(710,913)	(645,983)
Total stockholders’ equity	3,017,538	3,003,013
Noncontrolling interests	63,309	66,929
Total equity	3,080,847	3,069,942
Total liabilities and equity	$6,338,209	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental	$116,260	$120,924	$233,780	$240,950
Tenant recoveries	41,573	40,280	85,529	79,015
Other revenue	141	9,957	16,675	20,072
Total revenues	157,974	171,161	335,984	340,037
Expenses:
Rental operations	55,270	53,636	113,917	106,159
Depreciation and amortization	61,272	62,736	128,352	125,145
General and administrative	12,531	12,443	25,320	24,385
Executive severance	—	—	9,891	—
Acquisition-related expenses	1,100	1,134	1,564	2,384
Total expenses	130,173	129,949	279,044	258,073
Income from operations	27,801	41,212	56,940	81,964
Equity in net income / (loss) of unconsolidated partnerships	139	(10)	292	(148)
Interest expense, net	(19,315)	(23,131)	(40,710)	(51,141)
Impairment of real estate	(35,071)	—	(35,071)	—
Other income	64,021	1,027	76,905	9,190
Net income	37,575	19,098	58,356	39,865
Net income attributable to noncontrolling interests	(13,997)	(462)	(17,433)	(2,396)
Net income attributable to the Company	23,578	18,636	40,923	37,469
Net income per share attributable to common stockholders:
Basic and diluted earnings per share	$0.11	$0.10	$0.20	$0.19
Weighted-average common shares outstanding:
Basic	202,055,325	191,003,248	201,423,721	190,954,827
Diluted	207,458,236	196,800,354	206,997,405	196,673,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$37,575	$19,098	$58,356	$39,865
Other comprehensive income:
Foreign currency translation adjustments	1,480	750	264	988
Unrealized gain / (loss) on derivative instruments, net	405	(328)	(958)	(918)
Amortization of deferred interest costs	1,655	1,684	3,318	3,375
Reclassification on sale of equity securities	(55,489)	—	(67,823)	(9,322)
Unrealized gain / (loss) on equity securities	1,685	(7,884)	37,338	16,750
Total other comprehensive (loss) / income	(50,264)	(5,778)	(27,861)	10,873
Comprehensive (loss) / income	(12,689)	13,320	30,495	50,738
Comprehensive (income) / loss attributable to noncontrolling interests	(3,081)	1,201	(11,902)	(4,434)
Comprehensive (loss) / income attributable to the Company	$(15,770)	$14,521	$18,593	$46,304

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2014	197,442,432	$1,975	$3,649,235	$(2,214)	$(645,983)	$3,003,013	$66,929	$3,069,942
Net issuances of unvested restricted common stock	354,266	4	(5,325)	—	—	(5,321)	—	(5,321)
Exchange of Exchangeable Senior Notes	5,764,026	57	95,699	—	—	95,756	—	95,756
Conversion of OP units to common stock	7,250	—	(40)	—	—	(40)	40	—
Vesting of share-based awards	—	—	11,409	—	—	11,409	—	11,409
Reallocation of noncontrolling interests to equity	—	—	1,340	—	—	1,340	(1,340)	—
Common stock dividends	—	—	—	—	(105,853)	(105,853)	—	(105,853)
OP unit distributions	—	—	—	—	—	—	(2,809)	(2,809)
Purchases of noncontrolling interests	—	—	(1,359)	—	—	(1,359)	859	(500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,272)	(12,272)
Net income	—	—	—	—	40,923	40,923	17,433	58,356
Foreign currency translation adjustments	—	—	—	257	—	257	7	264
Reclassification on sale of equity securities	—	—	—	(54,287)	—	(54,287)	(13,536)	(67,823)
Unrealized gain on equity securities	—	—	—	29,400	—	29,400	7,938	37,338
Amortization of deferred interest costs	—	—	—	3,233	—	3,233	85	3,318
Unrealized loss on derivative instruments, net	—	—	—	(933)	—	(933)	(25)	(958)
Balance at June 30, 2015	203,567,974	$2,036	$3,750,959	$(24,544)	$(710,913)	$3,017,538	$63,309	$3,080,847

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Operating activities:
Net income	$58,356	$39,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,352	125,145
Allowance for doubtful accounts	1,360	532
Impairment of real estate	35,071	—
Gain on sale of debt and equity securities	(67,823)	(9,322)
Gain on repayment of notes receivable	(8,557)	—
Non-cash revenue adjustments	786	564
Other non-cash adjustments	8,151	14,698
Compensation expense related to share based payments	11,409	7,479
Distributions representing a return on capital from unconsolidated partnerships	834	264
Changes in operating assets and liabilities:
Accounts receivable	3,933	(1,458)
Accrued straight-line rents	(7,249)	(8,267)
Deferred leasing costs	(18,684)	(6,551)
Other assets	4,422	(17,085)
Accounts payable, accrued expenses and other liabilities	(18,213)	4,507
Net cash provided by operating activities	132,148	150,371
Investing activities:
Purchases of investments in real estate and related intangible assets	(181,637)	(135,036)
Capital expenditures	(202,150)	(179,689)
Contributions from tax credit transactions, net	3,332	22,557
Proceeds from sale of property, net of selling costs	33,829	—
Draws on notes and construction loan receivable	(7,363)	(39,769)
Repayment of notes receivable	11,418	184,239
Contributions to unconsolidated partnerships, net	(212)	(1,257)
Purchases of debt and equity securities	(21,232)	(9,221)
Proceeds from the sale of debt and equity securities	71,695	13,952
Net cash used in investing activities	(292,320)	(144,224)
Financing activities:
Payment of deferred loan costs	(63)	(3,086)
Unsecured line of credit proceeds	305,000	658,000
Unsecured line of credit payments	(20,000)	(631,000)
Mortgage notes proceeds	19,335	14,043
Principal payments on mortgage notes payable	(26,013)	(338,104)
Proceeds from unsecured senior notes	—	397,632
Distributions to noncontrolling interests	(12,272)	—
Purchases of noncontrolling interests	(500)	—
Distributions to operating partnership unit and LTIP unit holders	(2,809)	(2,761)
Dividends paid to common stockholders	(104,261)	(96,157)

	Six Months Ended
	June 30,
	2015	2014

Net cash provided by / (used in) financing activities	158,417	(1,433)
Effect of exchange rate changes on cash and cash equivalents	425	(416)
Net (decrease) / increase in cash and cash equivalents	(1,330)	4,298
Cash and cash equivalents at beginning of period	46,659	34,706
Cash and cash equivalents at end of period	$45,329	$39,004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $14,971 and $9,614, for the six months ended June 30, 2015 and 2014, respectively)	$35,118	$45,414
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$52,927	$48,132
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,405	1,351
Accrued additions to real estate and related intangible assets	92,716	100,424
Mortgage notes assumed (includes premium of $3,966 during the six months ended June 30, 2014)	—	71,937
Exchange of Exchangeable Senior Notes for common stock	95,678	—
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	—	21,740
Deposits applied for investments in real estate	13,916	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Land	$651,201	$704,958
Building and improvements	4,956,823	4,877,135
Land under development	248,225	151,242
Construction in progress	777,766	629,679
Investments in real estate	6,634,015	6,363,014
Accumulated depreciation	(1,026,103)	(946,439)
Investments in real estate, net	5,607,912	5,416,575
Investments in unconsolidated partnerships	34,469	35,291
Cash and cash equivalents	45,329	46,659
Accounts receivable, net	10,740	14,631
Accrued straight-line rents, net	169,592	163,716
Deferred leasing costs, net	229,290	219,713
Other assets	240,877	274,301
Total assets	$6,338,209	$6,170,886
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$488,945	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,614	1,293,903
Unsecured senior term loans	750,856	749,326
Unsecured line of credit	369,000	84,000
Accounts payable, accrued expenses and other liabilities	353,947	381,280
Total liabilities	3,257,362	3,100,944
Capital:
Partners’ capital:
Limited partners' capital, 5,398,224 and 5,405,474 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	43,402	45,600
General partner's capital, 203,567,974 and 197,442,432 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,038,149	3,002,135
Accumulated other comprehensive (loss) / income	(20,611)	878
Total partners’ capital	3,060,940	3,048,613
Noncontrolling interests	19,907	21,329
Total capital	3,080,847	3,069,942
Total liabilities and capital	$6,338,209	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Rental	$116,260	$120,924	$233,780	$240,950
Tenant recoveries	41,573	40,280	85,529	79,015
Other revenue	141	9,957	16,675	20,072
Total revenues	157,974	171,161	335,984	340,037
Expenses:
Rental operations	55,270	53,636	113,917	106,159
Depreciation and amortization	61,272	62,736	128,352	125,145
General and administrative	12,531	12,443	25,320	24,385
Executive severance	—	—	9,891	—
Acquisition-related expenses	1,100	1,134	1,564	2,384
Total expenses	130,173	129,949	279,044	258,073
Income from operations	27,801	41,212	56,940	81,964
Equity in net income / (loss) of unconsolidated partnerships	139	(10)	292	(148)
Interest expense, net	(19,315)	(23,131)	(40,710)	(51,141)
Impairment of real estate	(35,071)	—	(35,071)	—
Other income	64,021	1,027	76,905	9,190
Net income	37,575	19,098	58,356	39,865
Net (income) / loss attributable to noncontrolling interests	(13,384)	52	(16,363)	(1,361)
Net income attributable to the Operating Partnership	24,191	19,150	41,993	38,504
Net income per unit attributable to unit holders:
Basic and diluted earnings per unit	$0.11	$0.10	$0.20	$0.19
Weighted-average units outstanding:
Basic	207,454,664	196,408,722	206,826,111	196,362,737
Diluted	207,458,236	196,800,354	206,997,405	196,673,649

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$37,575	$19,098	$58,356	$39,865
Other comprehensive income:
Foreign currency translation adjustments	1,480	750	264	988
Unrealized gain / (loss) on derivative instruments, net	405	(328)	(958)	(918)
Amortization of deferred interest costs	1,655	1,684	3,318	3,375
Reclassification on sale of equity securities	(55,489)	—	(67,823)	(9,322)
Unrealized gain / (loss) on equity securities	1,685	(7,884)	37,338	16,750
Total other comprehensive (loss) / income	(50,264)	(5,778)	(27,861)	10,873
Comprehensive (loss) / income	(12,689)	13,320	30,495	50,738
Comprehensive (income) / loss attributable to noncontrolling interests	(2,336)	1,601	(9,991)	(3,156)
Comprehensive (loss) / income attributable to the Operating Partnership	$(15,025)	$14,921	$20,504	$47,582

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Income / (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	5,405,474	$45,600	197,442,432	$3,002,135	$878	$3,048,613	$21,329	$3,069,942
Net issuances of unvested restricted OP units	—	—	354,266	(5,321)	—	(5,321)	—	(5,321)
Conversion of OP units	(7,250)	40	7,250	(40)	—	—	—	—
Exchange of Exchangeable Senior Notes	—	—	5,764,026	95,756	—	95,756	—	95,756
Vesting of share-based awards	—	—	—	11,409	—	11,409	—	11,409
Reallocation of capital	—	(499)	—	499	—	—	—	—
Distributions	—	(2,809)	—	(105,853)	—	(108,662)	—	(108,662)
Purchases of noncontrolling interests	—	—	—	(1,359)	—	(1,359)	859	(500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,272)	(12,272)
Net income	—	1,070	—	40,923	—	41,993	16,363	58,356
Foreign currency translation adjustments	—	—	—	—	264	264	—	264
Reclassification on sale of equity securities	—	—	—	—	(54,287)	(54,287)	(13,536)	(67,823)
Unrealized gain on equity securities	—	—	—	—	30,174	30,174	7,164	37,338
Amortization of deferred interest costs	—	—	—	—	3,318	3,318	—	3,318
Unrealized loss on derivative instruments, net	—	—	—	—	(958)	(958)	—	(958)
Balance at June 30, 2015	5,398,224	$43,402	203,567,974	$3,038,149	$(20,611)	$3,060,940	$19,907	$3,080,847
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Operating activities:
Net income	$58,356	$39,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,352	125,145
Allowance for doubtful accounts	1,360	532
Impairment of real estate	35,071	—
Gain on sale of debt and equity securities	(67,823)	(9,322)
Gain on repayment of notes receivable	(8,557)	—
Non-cash revenue adjustments	786	564
Other non-cash adjustments	8,151	14,698
Compensation expense related to share-based payments	11,409	7,479
Distributions representing a return on capital from unconsolidated partnerships	834	264
Changes in operating assets and liabilities:
Accounts receivable	3,933	(1,458)
Accrued straight-line rents	(7,249)	(8,267)
Deferred leasing costs	(18,684)	(6,551)
Other assets	4,422	(17,085)
Accounts payable, accrued expenses and other liabilities	(18,213)	4,507
Net cash provided by operating activities	132,148	150,371
Investing activities:
Purchases of investments in real estate and related intangible assets	(181,637)	(135,036)
Capital expenditures	(202,150)	(179,689)
Contributions from tax credit transactions, net	3,332	22,557
Proceeds from sale of properties, net of selling costs	33,829	—
Draws on notes and construction loan receivable	(7,363)	(39,769)
Repayment of notes receivable	11,418	184,239
Contributions to unconsolidated partnerships, net	(212)	(1,257)
Purchases of debt and equity securities	(21,232)	(9,221)
Proceeds from the sale of debt and equity securities	71,695	13,952
Net cash used in investing activities	(292,320)	(144,224)
Financing activities:
Payment of deferred loan costs	(63)	(3,086)
Unsecured line of credit proceeds	305,000	658,000
Unsecured line of credit payments	(20,000)	(631,000)
Mortgage notes proceeds	19,335	14,043
Principal payments on mortgage notes payable	(26,013)	(338,104)
Proceeds from unsecured senior notes	—	397,632
Purchases of interests in noncontrolling interest	(500)	—

	Six Months Ended
	June 30,
	2015	2014

Distributions to noncontrolling interests	(12,272)	—
Distributions paid to unit holders	(107,070)	(98,918)
Net cash provided by / (used in) financing activities	158,417	(1,433)
Effect of exchange rate changes on cash and cash equivalents	425	(416)
Net (decrease) / increase in cash and cash equivalents	(1,330)	4,298
Cash and cash equivalents at beginning of period	46,659	34,706
Cash and cash equivalents at end of period	$45,329	$39,004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $14,971 and $9,614, for the six months ended June 30, 2015 and 2014, respectively)	$35,118	$45,414
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$54,332	$49,483
Accrued additions to real estate and related intangible assets	92,716	100,424
Mortgage notes assumed (includes premiums of $3,966 during the six months ended June 30, 2014)	—	71,937
Noncontrolling interests in connection with 100 College Street and 300 George Street acquisitions	—	21,740
Exchange of Exchangeable Senior Notes for common units	95,678	—
Deposits applied for investments in real estate	13,916	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, New York, Maryland, Cambridge (United Kingdom), North Carolina, Pennsylvania, Seattle and research parks located near or adjacent to universities and their related medical systems.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned a 97.5% interest in the Operating Partnership. The remaining 2.5% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, partnerships and limited liability companies that it controls, and variable interest entities (“VIEs”) for which the Company has determined itself to be the primary beneficiary. All material intercompany transactions and balances have been eliminated. The Company consolidates entities the Company controls and records a noncontrolling interest for the portions not owned by the Company. Control is determined, where applicable, by the sufficiency of equity invested and the rights of the equity holders, and by the ownership of a majority of the voting interests, with consideration given to the existence of approval or veto rights granted to the minority stockholder. If the minority stockholder holds substantive participating rights, it overcomes the presumption of control by the majority voting interest holder. In contrast, if the minority stockholder simply holds protective rights (such as consent rights over certain actions), it does not overcome the presumption of control by the majority voting interest holder.

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended June 30, 2015 and 2014, total revenues from properties outside the United States were $4.4 million and $4.9 million, respectively, which represented 2.8% and 2.9% of the Company's total revenues during the respective periods. For the six months ended June 30, 2015 and 2014, total revenues from properties outside the United States were $8.6 million and $9.7 million, respectively, which represented 2.6% and 2.8% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $208.3 million and $200.2 million at June 30, 2015 and December 31, 2014, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs (excluding certain VIEs associated with tax credits discussed below), consisting of single-tenant properties in which the tenant has a purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Investment in real estate, net	$426,383	$433,842
Total assets	486,667	493,066
Total debt	187,744	189,848
Total liabilities	199,439	203,529

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors ("TCIs") that were established to enable the TCIs to receive benefits of historic tax credits ("HTCs") and/or new market tax credits ("NMTCs") for certain properties owned by the Company. At June 30, 2015 and December 31, 2014, the Company owned ten properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statements of income. At June 30, 2015 and December 31, 2014, approximately $5.4 million and $5.2 million of put liabilities, respectively, were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the six months ended June 30, 2015 and 2014, $3.3 million and $22.6 million of tax credits, net of costs and estimated put payments, respectively, were contributed by TCIs and were recorded as other liabilities in the consolidated balance sheets. During the six months ended June 30, 2015 and 2014, $3.2 million and $25.8 million of tax credits had been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees, are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

At June 30, 2015 and December 31, 2014, the Company determined that the special purpose entity owning one property under development is a VIE, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of this VIE, because it has the authority to direct the activities which most significantly impact its economic performance. Selected financial data of the VIE at June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Investment in real estate, net	$14,053	$2,507
Total assets	25,603	24,478
Total liabilities	9,872	7,467

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

During the three months ended June 30, 2015, the Company recognized impairment losses of $35.1 million, primarily related to the King of Prussia property, which was sold in May 2015. The property had been placed under active redevelopment to be held for long-term operations. However, in May 2015, the Company's strategy changed from actively redeveloping to selling with respect to this property as a result of market conditions which dictated an earlier sale. In connection with the change in strategy in May 2015, the Company recognized an impairment loss of $32.3 million once the sale of the property became probable and the property was written down to its estimated fair value, less costs to sell. No gain or loss was recognized upon completion of the sale in May 2015.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of June 30, 2015. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at June 30, 2015 consisted of the following (in thousands):

	Balance at	Accumulated
	June 30, 2015	Amortization	Net
Acquired in-place leases	$421,408	$(287,164)	$134,244
Acquired management agreements	25,801	(23,336)	2,465
Deferred leasing and other direct costs	137,163	(44,582)	92,581
	$584,372	$(355,082)	$229,290

Deferred leasing costs, net at December 31, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2014	Amortization	Net
Acquired in-place leases	$415,389	$(271,782)	$143,607
Acquired management agreements	25,801	(22,328)	3,473
Deferred leasing and other direct costs	111,290	(38,657)	72,633
	$552,480	$(332,767)	$219,713

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Available-for-sale securities, historical cost	$11,800	$10,280
Unrealized gain, net	17,857	48,341
Available-for-sale securities, fair-value (1)	29,657	58,621
Privately-held securities, cost basis	56,476	43,428
Total equity securities	$86,133	$102,049

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company's equity investments in publicly-traded companies are based upon the closing trading price of the equity security as of the balance sheet date. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the six months ended June 30, 2015. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the three and six months ended June 30, 2015, the Company realized gains of $55.1 million and $68.8 million, respectively, primarily from the sale of investments in certain publicly-traded companies. Realized gains on investments in available-for-sale securities are included in other income in the consolidated statements of income. The basis for which the cost of an investment sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined by specific identification. In addition, during the three and six months ended June 30, 2015, the Company realized a gain of $11.4 million related to the collection of a note receivable that was previously fully reserved. The realized gain is also included in other income in the consolidated statements of income.

During the six months ended June 30, 2015, the Company recorded impairment charges of $2.8 million. Impairment charges are included in other expense in the consolidated statements of income and primarily relate to the Company’s investments in a privately-held company. Other than these investments, there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost method investments and therefore, no evaluation of impairment was performed during the six months ended June 30, 2015 on the Company’s remaining cost method investments.

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

Lease Termination

During the six months ended June 30, 2015 and 2014, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $16.2 million and $6.5 million, respectively. Lease termination revenue for the six months ended June 30, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of the Company's properties in Cambridge, Massachusetts in February 2015. Lease

termination revenue for the six months ended June 30, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2017. However in July 2015, the FASB granted a one-year deferral of the effective date. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements as a substantial portion of the Company's revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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

3. Equity of the Parent Company

During the six months ended June 30, 2015, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 591,154 and 15,244 shares of common stock, respectively (238,003 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 21,840 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2015, 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group for the three years ending December 31, 2014 being below the threshold for any payout. In addition, of the 203,144 Performance Units which were originally granted to certain executive officers in January 2013 and represent the maximum number of Performance Units that could have vested, 13,215 Performance Units vested (resulting in the issuance of 13,215 shares of the Parent Company’s common stock, of which 5,504 shares were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on such vesting) and the remaining 189,929 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2014. During the six months ended June 30, 2015, the Parent Company awarded 401,480 Performance Units which represent the maximum number of Performance Units that may vest over a three-year Performance Period ending December 31, 2017. The grant date fair-value of these awards of approximately $5.8 million will be recognized as compensation expense on a straight-line basis over the three-year Performance Period. The total unearned compensation remaining on the Performance Units granted during the six months ended June 30, 2015 to be expensed in future periods over a weighted-average term of 2.5 years was $4.0 million as of June 30, 2015. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of June 30, 2015, the Company had outstanding 203,567,974 shares of the Parent Company’s common stock and 5,083,400 and 314,824 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the six months ended June 30, 2015:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 16, 2015	Common stock and OP units	$0.260	January 1, 2015 to March 31, 2015	April 15, 2015	$54,331
June 15, 2015	Common stock and OP units	$0.260	April 1, 2015 to June 30, 2015	July 15, 2015	$54,331

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Parent Company for the six months ended June 30, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	(Loss) / gain on derivative instruments	Total

Balance at December 31, 2014	$2,309	$37,705	$(42,228)	$(2,214)
Other comprehensive income / (loss) before reclassifications	264	37,338	(2,680)	34,922
Amounts reclassified from accumulated other comprehensive income (1)	—	(67,823)	5,040	(62,783)
Net other comprehensive income / (loss)	264	(30,485)	2,360	(27,861)
Net other comprehensive loss / (income) allocable to noncontrolling interests	(7)	5,598	(60)	5,531
Balance as of June 30, 2015	$2,566	$12,818	$(39,928)	$(24,544)

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at June 30, 2015, was approximately $107.0 million based on the average closing price of the Parent Company’s common stock of $19.82 per share for the ten consecutive trading days immediately preceding June 30, 2015.

The following table shows the vested ownership interests in the Operating Partnership:

	June 30, 2015		December 31, 2014
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	202,204,287	97.5%	196,031,538	97.4%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,638,638	1.3%	2,645,888	1.3%
Operating partnership and LTIP units held by third parties	2,627,145	1.2%	2,627,145	1.3%
Total	207,470,070	100.0%	201,304,571	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of June 30, 2015, the Operating Partnership had outstanding 208,651,374 operating partnership units and 314,824 LTIP units. The Parent Company owned 97.5% of the partnership interests in the Operating Partnership at June 30, 2015, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at June 30, 2015, was approximately $107.0 million based on the average closing price of the Parent Company’s common stock of $19.82 per share for the ten consecutive trading days immediately preceding June 30, 2015.

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Operating Partnership for the six months ended June 30, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	(Loss) / gain on derivative instruments	Total

Balance at December 31, 2014	$2,367	$38,732	$(40,221)	$878
Other comprehensive income / (loss) before reclassifications	264	37,338	(2,680)	34,922
Amounts reclassified from accumulated other comprehensive income (1)	—	(67,823)	5,040	(62,783)
Net other comprehensive income / (loss)	264	(30,485)	2,360	(27,861)
Net other comprehensive income allocable to noncontrolling interest	—	6,372	—	6,372
Balance as of June 30, 2015	$2,631	$14,619	$(37,861)	$(20,611)

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

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			June 30, 2015	December 31, 2014	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,410	$10,486	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,819	12,913	July 1, 2017
100 College Street	2.40%	2.40%	101,847	82,210	August 2, 2016
4320 Forest Park Avenue (1)	4.00%	2.70%	—	21,000	June 30, 2015
300 George Street	6.20%	4.91%	44,172	45,052	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	12,663	12,938	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	53,535	55,545	December 1, 2018
Shady Grove Road	5.97%	5.97%	140,106	141,131	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	15,682	16,056	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	61,364	61,905	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,619	4,660	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			477,217	483,896
Unamortized premiums			11,728	12,861
Mortgage notes payable, net			488,945	496,757
Exchangeable Senior Notes (2)	3.75%	3.75%	—	95,678	January 30, 2015
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	400,000	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	1,300,000
Unamortized discounts			(5,386)	(6,097)
Unsecured senior notes, net			1,294,614	1,293,903
Term Loan due 2017 - U.S. dollar (3)	1.59%	2.39%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (3)	1.91%	2.14%	157,260	155,730	March 30, 2017
Term Loan due 2018	1.38%	1.68%	350,000	350,000	March 24, 2018
Unsecured senior term loans			750,856	749,326
Unsecured line of credit (4)	1.28%	1.28%	369,000	84,000	March 24, 2018
Total consolidated debt			$2,903,415	$2,719,664

(1)	In June 2015, the Operating Partnership repaid in full the mortgage loan secured by the Company's 4320 Forest Park Avenue property at its scheduled maturity date.

(2)
In January 2015, the entire remaining principal amount of the Operating Partnership's Exchangeable Senior Notes due 2030 (the "Exchangeable Senior Notes") was exchanged for 5,764,026 shares of the Parent Company's common stock, at the request of the holders.

(3)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.57 to £1.00 and $1.56 to £1.00 at June 30, 2015 and December 31, 2014, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(4)	At June 30, 2015, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $531.0 million.

Exchangeable Senior Notes

During the six months ended June 30, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, the Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.

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

Maturities of Long-Term Debt

As of June 30, 2015, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2015	$5,326
2016	670,256
2017	433,162
2018	766,804
2019	405,724
Thereafter	615,801
$2,897,073

6. Earnings Per Share of the Parent Company

Through June 30, 2015 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and six months ended June 30, 2015 and 2014 has been deducted from net income attributable to the Company to calculate basic earnings per share attributable to common stockholders. The calculation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income attributable to the Company. For the three and six months ended June 30, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that June 30, 2015 and 2014 were the end dates of the respective Performance Units' Performance Periods. For the three and six months ended June 30, 2015 and 2014, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income attributable to the Company less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, for the six months ended June 30, 2015, 593,709 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method. For the three and six months ended June 30, 2014, 10,578,132 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method. No other shares were considered anti-dilutive for the three and six months ended June 30, 2015 or 2014.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to the Company	$23,578	$18,636	$40,923	$37,469
Net income allocable and distributions in excess of earnings to participating securities	(393)	(377)	(787)	(755)
Net income attributable to common stockholders - basic	$23,185	$18,259	$40,136	$36,714

Diluted earnings per share:
Net income attributable to common stockholders - basic	23,185	18,259	40,136	36,714
Net income attributable to noncontrolling interests in Operating Partnership	613	514	1,070	1,035
Net income attributable to common stockholders - diluted	$23,798	$18,773	$41,206	$37,749

Weighted-average common shares outstanding:
Basic	202,055,325	191,003,248	201,423,721	190,954,827
Incremental shares from:
Performance units	3,572	391,632	171,294	310,912
Operating partnership and LTIP units	5,399,339	5,405,474	5,402,390	5,407,910
Diluted	207,458,236	196,800,354	206,997,405	196,673,649

Basic and diluted earnings per share:
Net income per share attributable to common stockholders - basic and diluted	$0.11	$0.10	$0.20	$0.19

7. Earnings Per Unit of the Operating Partnership

Through June 30, 2015, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and six months ended June 30, 2015 and 2014 has been deducted from net income attributable to the Operating Partnership to calculate basic earnings per unit attributable to common unit holders. For the three and six months ended June 30, 2015 and 2014, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unit holders. For the three and six months ended June 30, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that June 30, 2015 and 2014 were the end date of the respective Performance Units’ Performance Periods. In addition, for the six months ended June 30, 2015, 593,709 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method. For the three and six months ended June 30, 2014, 10,578,132 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method. No other units were considered anti-dilutive for the three and six months ended June 30, 2015 or 2014.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic and diluted earnings per unit:
Net income attributable to the Operating Partnership	$24,191	$19,150	$41,993	$38,504
Net income allocable and distributions in excess of earnings to participating securities	(393)	(377)	(787)	(755)
Net income attributable to unit holders - basic and diluted	$23,798	$18,773	41,206	37,749

Weighted-average units outstanding:
Basic	207,454,664	196,408,722	206,826,111	196,362,737
Incremental units from:
Performance units	3,572	391,632	171,294	310,912
Diluted	207,458,236	196,800,354	206,997,405	196,673,649

Basic and diluted earnings per unit:
Net income per unit attributable to unit holders - basic and diluted	$0.11	$0.10	$0.20	$0.19

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and the BioPark Fremont limited liability company (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of June 30, 2015 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. At June 30, 2015, there were $139.0 million in outstanding borrowings on a secured loan facility held by a wholly-owned subsidiary of PREI I LLC, with a contractual interest rate of 2.24% (including the applicable credit spread) and a maturity date of August 13, 2015 (with an option to extend the maturity date to August 13, 2016 at its discretion after satisfying certain conditions and paying an extension fee). In July 2015, the wholly-owned subsidiary of PREI I LLC refinanced this secured loan facility into a new secured loan with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.7 million at June 30, 2015. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	June 30, 2015	December 31, 2014
Assets:
Investments in real estate, net	$259,641	$267,007
Cash and cash equivalents (including restricted cash)	9,118	6,057
Other assets	9,891	11,599
Total assets	$278,650	$284,663
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$152,098	$152,056
Other liabilities	6,989	9,020
Members’ equity	119,563	123,587
Total liabilities and members' equity	$278,650	$284,663
Company’s investments in unconsolidated partnerships	$34,469	$35,291

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$8,930	$5,154	$17,658	$9,213
Total expenses	(8,967)	(5,856)	(18,054)	(11,988)
Net loss	$(37)	$(702)	$(396)	$(2,775)

Company’s equity in net income / (loss) of unconsolidated partnerships	$139	$(10)	$292	$(148)

Fees earned by the Company (1)	$162	$255	$273	$538

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

As of June 30, 2015, the Company had deferred interest costs of approximately $25.3 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately four years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				June 30, 2015	December 31, 2014
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,724)	$(1,448)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(531)	(186)
Interest rate swaps(2)	78,630	0.7310%	August 2, 2012	March 30, 2017	106	63
Interest rate swaps(2)	78,630	0.7425%	August 2, 2012	March 30, 2017	125	45
Total interest rate swaps	$557,260				$(2,024)	$(1,526)

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

(2)	Translation to U.S. dollars is based on exchange rates of $1.57 to £1.00 and $1.56 to £1.00 at June 30, 2015 and December 31, 2014, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the six months ended June 30, 2015 or 2014.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(478)	$(1,251)	$(2,680)	$(2,700)

Amount of (loss) / income reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(883)	$923	$(1,722)	$1,782
Forward starting swaps (2)	(1,655)	1,684	(3,318)	3,375
Total interest rate swaps	$(2,538)	$2,607	$(5,040)	$5,157

Amount of gain / (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Other derivative instruments	189	(270)	18	(108)
Total gain / (loss) on derivative instruments	$189	$(270)	$18	$(108)

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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at June 30, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At June 30, 2015 and December 31, 2014, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	June 30, 2015		December 31, 2014
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$492,157	$488,945	$502,115	$496,757
Exchangeable Senior Notes	—	—	134,619	95,678
Notes due 2016, net	397,440	399,569	411,600	399,304
Notes due 2019, net	447,600	398,097	398,280	397,873
Notes due 2020, net	252,000	248,575	283,250	248,450
Notes due 2022, net	254,250	248,373	258,250	248,275
Term Loan due 2017 - U.S. dollar	244,649	243,596	244,945	243,596
Term Loan due 2017 - GBP (2)	157,938	157,260	156,589	155,730
Term Loan due 2018	350,472	350,000	350,557	350,000
Unsecured line of credit	368,502	369,000	83,866	84,000
Derivative instruments (3)	1,612	1,612	1,132	1,132
Available-for-sale securities	29,657	29,657	58,621	58,621

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.57 to £1.00 and $1.56 to £1.00 at June 30, 2015 and December 31, 2014, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired two properties during the six months ended June 30, 2015. The table below reflects the preliminary purchase price allocation for these acquisitions (in thousands).

Property	Acquisition Date	Investments in Real Estate	Below Market Lease	In-Place Lease	Acquisition Date Fair-Value
307 Westlake	February 11, 2015	$85,733	$(1,824)	$5,791	$89,700
Towne Centre Technology Park	May 5, 2015	84,181	—	—	84,181
Total		$169,914	$(1,824)	$5,791	$173,881
Weighted average intangible amortization life (in months)			96	95

Revenues of approximately $1.8 million and net income of $872,000 associated with the acquired properties are included in the consolidated statements of income for the three months ended June 30, 2015 for both the Parent Company and the Operating Partnership.

Revenues of approximately $2.8 million and net income of $1.1 million associated with the acquired properties are included in the consolidated statements of income for the six months ended June 30, 2015 for both the Parent Company and the Operating Partnership.

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
Overview

We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, New York, Maryland, Cambridge (United Kingdom), North Carolina, Pennsylvania, Seattle and research parks located near or adjacent to universities and their related medical systems.
At June 30, 2015, we owned or had interests in a portfolio of properties with an aggregate of approximately 18.4 million rentable square feet.
The following reflects the classification of our properties between operating properties, active new construction (properties that are currently under development through ground up construction), unconsolidated partnership portfolio (properties which we partially own, but are not included in our consolidated financial statements) and land bank (representing properties engaged in activities related to planning, entitlement or other preparations for future development, and management’s estimates of rentable square footage if development of these properties was undertaken) at June 30, 2015:

	Gross		Rentable
	Book Value	Buildings	Square Feet	Leased %
	(In thousands)
Operating portfolio	5,832,267	174	15,564,405	91.0%
Active new construction	472,578	13	2,328,833	75.0%
Active redevelopment	54,907	3	182,866	—%
Unconsolidated partnership portfolio	34,469	3	355,080	99.9%
Land bank (1)	274,263	—	6,231,500	—
Total portfolio	$6,668,484	193	24,662,684

(1)	Includes properties engaged in activities related to planning, entitlement, or other preparations for future development.
Factors Which May Influence Future Operations

Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of June 30, 2015, our total operating portfolio was 91.0% leased to 374 tenants. As of December 31, 2014, our total operating portfolio was 89.2% leased to 327 tenants.

Our leasing strategy for 2015 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of June 30, 2015, leases representing 2.3% and 4.1% of our leased square feet were scheduled to expire during 2015 and 2016, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.

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

Results of Operations

Leasing Activity

During the six months ended June 30, 2015, we executed 95 leasing transactions representing 2,083,366 square feet, including 61 new leases totaling 1,734,194 square feet and 34 leases amended to extend their terms totaling 349,172 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the six months ended June 30, 2015:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2014	15,669,843
Acquisitions	115,152	$41.32	$46.25
Expirations and terminations	(1,358,230)	37.97	35.40
Forward-lease delivery (3)	71,491	54.49	59.50
Renewals and extensions	349,172	30.55	33.06
New leases (4)	1,424,712	31.41	33.75
Leased square feet as of June 30, 2015	16,272,140

Forward-leased square feet as of December 31, 2014 (3)	179,149
Forward-lease new leases - second generation (3) (5)	309,482	65.26	80.66
Forward-lease delivery (3)	(71,491)	54.49	59.50
Forward-leased square feet as of June 30, 2015 (3)	417,140

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

(4)
Includes leases on space which, in management’s evaluation, require significant improvements to prepare or condition the premises for its intended purpose or enhance the value of the property. This generally includes capital expenditures for active new construction, active redevelopment or repositioning a property.

(5)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the six months ended June 30, 2015:

	Number of leases	Square feet	Free rent months	Tenant improvement costs per square foot (1)	Landlord costs per square foot (1)	Leasing commission costs per square foot (1)
Renewals and extensions	34	349,172	0.9	$8.63	$0.47	$7.55
New leases (2)	61	1,734,194	2.1	83.20	38.24	12.04
Total / weighted-average	95	2,083,366	1.9	$70.70	$31.91	$11.29

(1)
Based on management estimates. Assumes all tenant improvement, landlord and commission costs are paid in the calendar year in which the lease is executed, which may be different than the year in which they are actually paid.

(2)
New leases - second generation were leased at a weighted-average current annualized base rent of $55.95 per square foot, representing an increase of 22.3% over the previously expiring rents on a GAAP basis primarily due to improvements in real estate market conditions, higher demand from life science tenants and higher tenant improvement allowances. Includes new leases - second generation forward leases.

Active New Construction and Redevelopment

The following table summarizes our consolidated properties under active new construction and redevelopment at June 30, 2015 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Active New Construction
100 College Street	510,419	99.1%	$134,200	$191,000	Q3 2015
i3	316,000	—%	55,500	181,500	Q3 2017
Landmark at Eastview III	297,000	100.0%	159,400	176,500	Q4 2015
Lincoln Centre (4)	360,000	100.0%	34,400	149,700	Q3 2017 & Q3 2018
Chesterfield	284,462	35.2%	11,300	90,000	Q4 2017
500 Fairview Avenue	122,702	37.8%	26,400	74,500	Q1 2016
Granta Park II	155,000	100.0%	1,100	77,600	Q4 2017
Wake 60	283,250	100.0%	14,500	55,300	Q3 2016
Total / weighted-average	2,328,833	75.0%	$436,800	$996,100

Active Redevelopment
Sidney Street/40 Erie Street	289,468	16.5%	$107,200	$189,000	Q4 2015 - 2017
Towne Centre Technology Park (5)	182,866	—%	54,400	105,000	Q1 2016 - 2017
Total / weighted-average	472,334	10.1%	$161,600	$294,000

Total			$598,400

(1)
Includes amounts paid for acquiring the property, landlord improvements, tenant improvement allowances and capitalized costs of payroll, interest, ground rent, operating expenses, but excludes any amounts accrued through June 30, 2015.

(2)	Includes construction costs associated with speculative leasing and forecasted capitalized costs of interest, operating expenses, property taxes, payroll and ground rent.

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

(5)	Investment to date based on preliminary purchase price allocation for Towne Centre Technology Park acquired on May 5, 2015.

The following summarizes our capital expenditures during the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,			Percent
	2015	2014	Change	Change
Active new construction	$109,329	$110,394	$(1,065)	(1.0)%
Tax credit funding receipts, net of deferred costs	(3,332)	(22,557)	$19,225	(85.2)%
Land bank	5,733	7,687	(1,954)	(25.4)%
Active redevelopment	679	4,534	(3,855)	(85.0)%
Tenant improvements - first generation	32,506	17,789	14,717	82.7%
Recurring capital expenditures and second generation tenant improvements (1)	37,382	29,284	8,098	27.7%
Other capital	16,521	10,001	6,520	65.2%
Total capital expenditures	$198,818	$157,132	$41,686	26.5%

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

Total capital expenditures were $198.8 million and $157.1 million for the six months ended June 30, 2015 and 2014, respectively. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table sets forth historical financial information of the operations for same properties (all properties except properties held for sale, previous same properties, development properties, new properties and other entities), previous same properties (properties previously included in the same property portfolio during the three months ended June 30, 2014 that are now in the land bank), development properties (properties that were entirely or primarily under active new construction during either of the three months ended June 30, 2015 or 2014), new properties (properties that were not owned for each of the three months ended June 30, 2015 and 2014 and were not previous same properties or development properties) and other entities (legal entities performing corporate level functions and properties that were sold during or in between the comparative periods (dollars in thousands, except on a per square foot basis):

	For the Three Months Ended
	June 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,447,759	—	14,447,759	2,810,325	818,020	N/A	18,076,104
Percent of total portfolio	79.9%	—%	79.9%	15.5%	4.6%	N/A	100.0%
Percent leased	90.6%	—%	90.6%	78.2%	76.7%	N/A	88.1%
	For the Three Months Ended
	June 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$108,781	$32	$108,813	$3,274	4,175	$(2)	$116,260
Tenant recoveries	38,374	—	38,374	704	2,209	286	41,573
Other revenue	—	—	—	—	—	141	141
Total revenues	147,155	32	147,187	3,978	6,384	425	157,974
Rental operations	50,047	—	50,047	2,244	2,691	288	55,270
Net operating income / (loss)	97,108	32	97,140	1,734	3,693	137	102,704
Adjustments to cash basis (4)	(2,623)	$—	(2,623)	(1,064)	(347)	11	(4,023)
Net operating income - cash basis	$94,485	$32	$94,517	$670	$3,346	$148	$98,681
Rental revenue - cash basis (5)	$103,991	$32	$104,023	$2,046	$3,828	$8	$109,905

	For the Three Months Ended
	June 30, 2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,447,759	107,231	14,554,990	1,409,960	518,940	N/A	16,483,890
Percent of total portfolio	87.6%	0.7%	88.3%	8.6%	3.1%	N/A	100.0%
Percent leased	89.6%	—%	89.6%	83.4%	98.7%	N/A	87.3%
	For the Three Months Ended
	June 30, 2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$111,284	$791	$112,075	$5	2,631	$6,213	$120,924
Tenant recoveries	37,786	219	38,005	—	1,901	374	40,280
Other revenue (3)	—	—	—	—	—	9,957	9,957
Total revenues	149,070	1,010	150,080	5	4,532	16,544	171,161
Rental operations	48,282	517	48,799	595	2,162	2,080	53,636
Net operating income / (loss)	100,788	493	101,281	(590)	2,370	14,464	117,525
Adjustments to cash basis (4)	(1,824)	$623	(1,201)	160	(129)	(360)	(1,530)
Net operating income - cash basis	$98,964	$1,116	$100,080	$(430)	$2,241	$14,104	$115,995
Rental revenue - cash basis (5)	$108,263	$1,414	$109,677	$5	$2,502	$5,853	$118,037

(1)	Properties previously included in the same property portfolio during the three months ended June 30, 2014 that are now in the land bank include our 700 and 750 Gateway properties.

(2)
Other includes legal entities performing corporate level functions and properties that were sold during, or in between the comparative periods, which includes revenue and operating expenses relating to our 9911 Belward Campus Drive and King of Prussia properties, which were sold on December 9, 2014 and May 29, 2015, respectively.

(3)
During the three months ended June 30, 2014, we recorded lease termination revenue of approximately $1.0 million primarily related to the early termination of leases at our 4570 Executive Drive property. During the three months ended June 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, related to the investment in our Construction Loan, which was fully repaid in May 2014 prior to maturity. During the three months ended June 30, 2014, we recorded $1.2 million of interest income related to our Construction Loan.

(4)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and rental cash receipts deferred for GAAP purposes.

(5)	Rental revenues - cash basis calculated by adjusting for straight-line rents, lease incentives, fair value lease revenue and rental cash receipts deferred for GAAP purposes.

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended
	June 30,			Percent
	2015	2014	Change	Change
Net operating income - cash basis	$98,681	$115,995	$(17,314)	(14.9)%
Adjustments to cash basis	4,023	1,530	2,493	162.9%
Net operating income	102,704	117,525	(14,821)	(12.6)%
Unallocated expense:
Depreciation and amortization expense	61,272	62,736	(1,464)	(2.3)%
General and administrative expense	12,531	12,443	88	0.7%
Acquisition-related expenses	1,100	1,134	(34)	(3.0)%
Income from operations	27,801	41,212	(13,411)	(32.5)%
Equity in net income / (loss) of unconsolidated partnerships	139	(10)	149	(1,490.0)%
Interest expense, net	(19,315)	(23,131)	3,816	(16.5)%
Impairment of real estate	(35,071)	—	(35,071)	N/A
Other income	64,021	1,027	62,994	6,133.8%
Net income	$37,575	$19,098	$18,477	96.7%

Net Operating Income. Net operating income decreased $14.8 million to $102.7 million for the three months ended June 30, 2015 compared to $117.5 million for the three months ended June 30, 2014. Excluding the impact of lease termination revenue for both periods, the interest income and prepayment fee related to our Construction Loan and the operating results of the 9911 Belward Campus Drive property which was sold in December 2014, net operating income decreased by $494,000. This net decrease was primarily due to the following:

•
Same property and previous same property net operating income for the three months ended June 30, 2015 decreased by $4.1 million compared to the three months ended June 30, 2014 primarily due to the early terminations of two tenants occupying a total of 493,366 square feet at four of our properties located in Cambridge, Massachusetts during the three months ended June 30, 2015 and the placement of properties that were previously included in the same property portfolio during the three months ended June 30, 2014 into the land bank during the three months ended June 30, 2015;

•	This decrease was partially offset by:

•
The placement of three properties that were previously under development into service which contributed an increase of $2.3 million in net operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014; and

•
The acquisition of operating properties totaling approximately 116,214 square feet in February 2015 contributed an additional $1.3 million in net operating income for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.5 million to $61.3 million for the three months ended June 30, 2015 compared to $62.7 million for the three months ended June 30, 2014. The decrease was primarily due to the the sale of our 9911 Belward Campus Drive property in December 2014, partially offset by the acquisition of operating properties totaling approximately 518,940 square feet with an acquisition date fair-value of $117.0 million in 2014 and operating properties totaling 116,214 square feet with an acquisition date fair-value of $89.7 million in the six months ended June 30, 2015.

Impairment of real estate. Impairment of real estate of $35.1 million for the three months ended June 30, 2015 primarily related to our King of Prussia property which was sold in May 2015. The property had been placed under active redevelopment to be held for long-term operations. However, in May 2015, our strategy changed from active redevelopment to sale of this property as a result of market conditions, which dictated an earlier sale. In connection with the change in strategy in May 2015, we recognized a non-cash impairment loss of $32.3 million once the sale of property became probable and the property was written down to its estimated fair value, less costs to sell. No gain or loss was recognized upon completion of the sale in May 2015. Additionally, we recognized a non-cash impairment loss of $2.8 million relating to another property that is no longer being developed, which reduced its carrying value to its estimated fair value, less costs to sell.

Interest Expense, Net. Interest cost incurred for the three months ended June 30, 2015 totaled $27.5 million compared to $28.6 million for the three months ended June 30, 2014. Total interest cost incurred decreased primarily as a result of the exchange of the $180 million in aggregate principal amount of the Operating Partnership's Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes, for shares of common stock during 2014 and January 2015. Interest expense, net decreased $3.8 million to $19.3 million for the three months ended June 30, 2015, compared to $23.1 million for the three months ended June 30, 2014 due to lower interest costs incurred and higher capitalized interest related to increased development in 2015.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Mortgage notes payable	$6,293	$5,982
Amortization of debt premium on mortgage notes payable	(565)	(631)
Amortization of deferred interest costs	1,655	1,684
Derivative instruments	883	923
Unsecured senior term loans	1,705	1,791
Exchangeable senior notes	—	1,688
Unsecured senior notes	12,991	12,289
Amortization of debt discount on notes	359	301
Unsecured line of credit	1,997	2,112
Unsecured line of credit fees	455	471
Amortization of deferred loan fees	1,183	1,707
Amortization - put / call / preferred return	550	236
Interest cost incurred	27,506	28,553
Capitalized interest	(8,191)	(5,422)
Total interest expense, net	$19,315	$23,131

Other Income. Other income of $64.0 million for the three months ended June 30, 2015 was due to a $55.1 million gain primarily from the sale of our investments in certain publicly-traded companies and an $11.4 million gain related to the collection of a note receivable that was previously fully reserved, partially offset by a $2.5 million other-than-temporary impairment related to one of our cost method investments in a privately-held company. Other income of $1.0 million for the three months ended June 30, 2014 was primarily due to an income tax benefit.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table sets forth historical financial information of the operations for same properties (all properties except properties held for sale, previous same properties, development properties, new properties and other entities), previous same properties (properties previously included in the same property portfolio during the six months ended June 30, 2014 that are now in the land bank), development properties (properties that were entirely or primarily under active new construction during either of the six months ended June 30, 2015 or 2014), new properties (properties that were not owned for each of the six months ended June 30, 2015 and 2014 and were not previous same properties or development properties) and other entities (legal entities performing corporate level functions and properties that were sold during or in between the comparative periods (dollars in thousands, except on a per square foot basis):

	For the Six Months Ended
	June 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,343,016	—	14,343,016	2,915,068	818,020	N/A	18,076,104
Percent of total portfolio	79.3%	—%	79.3%	16.1%	4.5%	N/A	100.0%
Percent leased	90.6%	—%	90.6%	78.9%	76.7%	N/A	88.1%
	For the Six Months Ended
	June 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$218,126	$122	$218,248	$7,835	7,718	$(21)	$233,780
Tenant recoveries	79,140	—	79,140	1,550	4,438	401	85,529
Other revenue (3)	—	—	—	—	—	16,675	16,675
Total revenues	297,266	122	297,388	9,385	12,156	17,055	335,984
Rental operations	100,762	—	100,762	4,636	5,164	3,355	113,917
Net operating income / (loss)	196,504	122	196,626	4,749	6,992	13,700	222,067
Adjustments to cash basis (4)	(4,556)	$—	(4,556)	(1,867)	(604)	408	(6,619)
Net operating income - cash basis	$191,948	$122	$192,070	$2,882	$6,388	$14,108	$215,448
Rental revenue - cash basis (5)	$210,315	$122	$210,437	$5,637	$7,114	$26	$223,214

	For the Six Months Ended
	June 30, 2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,343,016	107,231	14,450,247	1,514,703	518,940	N/A	16,483,890
Percent of total portfolio	87.0%	0.7%	87.7%	9.2%	3.1%	N/A	100.0%
Percent leased	89.5%	—%	89.5%	84.5%	98.7%	N/A	87.3%
	For the Six Months Ended
	June 30, 2014
	Same Properties	Previous Same	Total	Development	New Properties	Other (2)	Total
Rental revenue	$221,149	$1,610	$222,759	$947	2,631	$14,613	$240,950
Tenant recoveries	75,354	424	75,778	—	1,901	1,336	79,015
Other revenue (3)	—	—	—	—	—	20,072	20,072
Total revenues	296,503	2,034	298,537	947	4,532	36,021	340,037
Rental operations	96,596	1,004	97,600	1,207	2,162	5,190	106,159
Net operating income / (loss)	199,907	1,030	200,937	(260)	2,370	30,831	233,878
Adjustments to cash basis (4)	(4,392)	$1,242	(3,150)	158	(129)	(625)	(3,746)
Net operating income - cash basis	$195,515	$2,272	$197,787	$(102)	$2,241	$30,206	$230,132
Rental revenue - cash basis (5)	$213,838	$2,853	$216,691	$792	$2,502	$13,988	$233,973

(1)	Properties previously included in the same property portfolio during the six months ended June 30, 2014 that are now in the land bank include our 700 and 750 Gateway properties.

(2)
Other includes legal entities performing corporate level functions and properties that were sold during, or in between the comparative periods, which includes revenue and operating expenses relating to our 9911 Belward Campus Drive and King of Prussia properties, which were sold on December 9, 2014 and May 29, 2015, respectively.

(3)
During the six months ended June 30, 2015 and 2014, we recorded lease termination revenue of approximately $16.2 million and $6.5 million, respectively. Lease termination revenue for the six months ended June 30, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of our properties in Cambridge, Massachusetts. Lease termination revenue for the six months ended June 30, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. During the six months ended June 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, and $3.9 million of interest income related to the investment in our Construction Loan, which was fully repaid in May 2014 prior to maturity.

(4)
Adjustments to cash basis exclude adjustments to expenses accrued in rental operations, but include straight line rents, fair-value lease revenue, lease incentive revenue, bad debt expense and rental cash receipts deferred for GAAP purposes.

(5)	Rental revenues - cash basis calculated by adjusting for straight-line rents, lease incentives, fair value lease revenue and rental cash receipts deferred for GAAP purposes.

The following table provides a reconciliation of net operating income - cash basis to net income for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended
	June 30,			Percent
	2015	2014	Change	Change
Net operating income - cash basis	$215,448	$230,132	$(14,684)	(6.4)%
Adjustments to cash basis	6,619	3,746	2,873	76.7%
Net operating income	222,067	233,878	(11,811)	(5.1)%
Unallocated expense:
Depreciation and amortization expense	128,352	125,145	3,207	2.6%
General and administrative expense	25,320	24,385	935	3.8%
Executive severance	9,891	—	9,891	N/A
Acquisition-related expenses	1,564	2,384	(820)	(34.4)%
Income from operations	56,940	81,964	(25,024)	(30.5)%
Equity in net income / (loss) of unconsolidated partnerships	292	(148)	440	(297.3)%
Interest expense, net	(40,710)	(51,141)	10,431	(20.4)%
Impairment of real estate	(35,071)	—	(35,071)	N/A
Other income	76,905	9,190	67,715	736.8%
Net income	$58,356	$39,865	$18,491	46.4%

Net Operating Income. Net operating income decreased $11.8 million to $222.1 million for the six months ended June 30, 2015 compared to $233.9 million for the six months ended June 30, 2014. Excluding the impact of lease termination revenue for both periods, the interest income and prepayment fee related to our Construction Loan and the operating results of the 9911 Belward Campus Drive property sold in December 2014, net operating income increased by $5.3 million. This net increase was primarily due to the following:

•
The acquisition of operating properties totaling approximately 518,940 square feet in 2014 and operating properties totaling 116,214 square feet in the six months ended June 30, 2015 contributed an additional $4.6 million in net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•
The placement of properties that were under development into service contributed an increase of $5.0 million in net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014;

•
This increase was partially offset by a decrease of $4.3 million in same property and previous same property net operating income for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to:

•	The early terminations of two tenants occupying a total of 493,366 square feet at four of our properties located in Cambridge, Massachusetts during the six months ended June 30, 2015; and

•	The placement of properties that were previously included in the same property portfolio during the six months ended June 30, 2014 into the land bank during the six months ended June 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.2 million to $128.4 million for the six months ended June 30, 2015 compared to $125.1 million for the six months ended June 30, 2014. The increase was primarily due to the acquisition of operating properties totaling approximately 518,940 square feet with an acquisition date fair-value of $117.0 million in 2014 and operating properties totaling 116,214 square feet with an acquisition date fair-value of $89.7 million in the six months ended June 30, 2015, partially offset by the sale of our 9911 Belward Campus Drive property in December 2014 and the placement of our King of Prussia property into redevelopment in April 2014.

Executive Severance. Executive severance expense of $9.9 million for the six months ended June 30, 2015 related to the cessation of employment of one of our executive officers in February 2015.

Impairment of real estate. Impairment of real estate of $35.1 million for the six months ended June 30, 2015 primarily related to our King of Prussia property which was sold in May 2015. The property had been placed under active redevelopment to be held for long-term operations. However, in May 2015, our strategy changed from actively redeveloping to selling with respect to this property as a result of market conditions, which dictated an earlier sale. In connection with the change in strategy in May 2015, we recognized a non-cash impairment loss of $32.3 million once the sale of the property became probable and the property was written down to its estimated fair value, less cost to sell. No gain or loss was recorded upon completion of the sale in May 2015. Additionally, we recognized a non-cash impairment loss of $2.8 million relating to another property that is no longer being developed, which reduced its carrying value to its estimated fair value, less costs to sell.
Interest Expense, Net. Interest cost incurred for the six months ended June 30, 2015 totaled $55.7 million compared to $60.8 million for the six months ended June 30, 2014. Total interest cost incurred decreased primarily as a result of the early repayment of the mortgage note secured by our Center for Life Science | Boston property in April 2014 and the exchange of the $180 million in aggregate principal amount of the Exchangeable Senior Notes for shares of common stock during 2014 and January 2015, partially offset by the issuance of our Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $10.4 million to $40.7 million for the six months ended June 30, 2015, compared to $51.1 million for the six months ended June 30, 2014 due to lower interest costs incurred and higher capitalized interest related to increased development in 2015.
Interest expense, net consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Mortgage notes payable	$12,513	$17,575
Amortization of debt premium on mortgage notes payable	(1,133)	(1,166)
Amortization of deferred interest costs	3,318	3,375
Derivative instruments	1,723	1,782
Unsecured senior term loans	3,358	3,787
Exchangeable senior notes	183	3,375
Unsecured senior notes	25,950	22,623
Amortization of debt discount on notes	711	531
Unsecured line of credit	3,574	4,188
Unsecured line of credit fees	905	1,034
Amortization of deferred loan fees	2,397	3,216
Amortization - put / call / preferred return	2,182	435
Interest cost incurred	55,681	60,755
Capitalized interest	(14,971)	(9,614)
Total interest expense, net	$40,710	$51,141

Other Income. Other income of $76.9 million for the six months ended June 30, 2015 was primarily due to a $68.8 million gain primarily from the sale of our investments in certain publicly-traded companies and an $11.4 million gain related to the collection of a note receivable that was previously fully reserved, partially offset by a $2.8 million other-than-temporary impairment primarily related to our cost method investments in a privately-held company. Other income of $9.2 million for the six months ended June 30, 2014 was primarily related to a $9.3 million gain on the sale of our investments in certain publicly-traded companies, partially offset by a $1.3 million other-than-temporary impairment relating to our cost method investment in a privately-held company.

Cash Flows

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

	Six Months Ended
	June 30,
	2015	2014	Change
		(In thousands)
Net cash provided by operating activities	$132,148	$150,371	$(18,223)
Net cash used in investing activities	(292,320)	(144,224)	(148,096)
Net cash provided by / (used in) financing activities	158,417	(1,433)	159,850
Ending cash and cash equivalents balance	45,329	39,004	6,325

Net cash provided by operating activities decreased $18.2 million to $132.1 million for the six months ended June 30, 2015 compared to $150.4 million for the six months ended June 30, 2014. The decrease primarily resulted from the sale of the 9911 Belward Campus Drive property in December 2014, the early termination of Vertex Pharmaceuticals' leases at three of our properties in Cambridge, Massachusetts in February 2015 and the timing of cash rent commencements on new leases.

Net cash used in investing activities increased $148.1 million to $292.3 million for the six months ended June 30, 2015 compared to $144.2 million for the six months ended June 30, 2014. The increase primarily resulted from the acquisition of our 307 Westlake and Towne Centre Technology Park properties in February 2015 and May 2015, respectively, and higher capital expenditures relating to our development projects during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, net of tax credit contributions received. The increase was partially offset by the decrease in draws on our notes receivable and Construction Loan, which was repaid in May 2014, cash proceeds from the sale of our King of Prussia property in May 2015 and proceeds from sales of marketable securities during the six months ended June 30, 2015.

For the six months ended June 30, 2015, net cash provided by financing activities was $158.4 million compared to net cash used in financing activities of $1.4 million for the six months ended June 30, 2014. The change primarily resulted from a net draw on our line of credit and an increase in our mortgage note related to construction at our 100 College Street property, partially offset by the repayment of a mortgage loan secured by one of our properties and distributions to noncontrolling interests.

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
Our FFO and CFFO attributable to common shares and OP units and a reconciliation to net income for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to the Company	$23,578	$18,636	$40,923	$37,469
Adjustments:
Impairment of real estate	35,071	—	35,071	—
Noncontrolling interests in operating partnership (1)	613	514	1,070	1,035
Depreciation and amortization - unconsolidated partnerships	1,050	403	2,056	776
Depreciation and amortization - consolidated entities	61,272	62,736	128,352	125,145
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(773)	(599)	(1,585)	(1,040)
FFO attributable to common shares and units - basic	120,811	81,690	205,887	163,385
Interest expense on Exchangeable Senior Notes (2)	—	1,688	183	3,375
FFO attributable to common shares and units - diluted	120,811	83,378	206,070	166,760
Acquisition-related expenses	1,100	1,134	1,564	2,384
CFFO attributable to common shares and units - diluted	$121,911	$84,512	$207,634	$169,144
FFO per share - diluted	$0.58	$0.40	$0.99	$0.80
CFFO per share - diluted	$0.58	$0.40	$0.99	$0.81
Weighted-average common shares and units outstanding - diluted (2) (3)	208,969,199	208,887,941	209,100,647	208,761,935

(1)
Net income attributable to noncontrolling interests in the operating partnership is included in net income attributable to unit holders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The six months ended June 30, 2015 and the three and six months ended June 30, 2014 include 593,709 and 10,578,132 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended June 30, 2015 and 2014 include 1,510,963 and 1,590,455 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The six months ended June 30, 2015 and 2014 include 1,509,533 and 1,510,154 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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
As of June 30, 2015, the Company owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of June 30, 2015 were as follows (in thousands):

	2015	2016	2017	2018	2019	2020	Thereafter	Total
Consolidated indebtedness:
Principal Amortization	$5,326	$10,760	$9,796	$9,852	$5,724	$6,139	$29,332	$76,929
Maturity Payments	—	259,496	22,510	37,952	—	—	80,330	$400,288
Total mortgage notes payable	5,326	270,256	32,306	47,804	5,724	6,139	109,662	477,217

Unsecured line of credit	—	—	—	369,000	—	—	—	369,000
Term Loan due 2017 - U.S. dollar	—	—	243,596	—	—	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	157,260	—	—	—	—	157,260
Term Loan due 2018	—	—	—	350,000	—	—	—	350,000
Notes due 2016	—	400,000	—	—	—	—	—	400,000
Notes due 2019	—	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	—	250,000
Notes due 2022	—	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	5,326	670,256	433,162	766,804	405,724	256,139	359,662	2,897,073
Share of unconsolidated indebtedness:
Secured mortgage	—	—	1,422	—	—	—	—	1,422
Secured construction loan (2)	27,795	—	—	—	—	—	—	27,795
Total share of unconsolidated indebtedness	27,795	—	1,422	—	—	—	—	29,217
Total indebtedness	$33,121	$670,256	$434,584	$766,804	$405,724	$256,139	$359,662	$2,926,290

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.57 to £1.00 at June 30, 2015.

(2)
The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In July 2015, the wholly-owned subsidiary of PREI I LLC refinanced this secured loan facility into a new secured loan with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of June 30, 2015.
During the six months ended June 30, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.
During the six months ended June 30, 2015, we received $71.7 million in proceeds from sales of investments in publicly-traded companies, resulting in a realized gain on sale of $54.3 million, net of allocation to a noncontrolling interest.
In May 2015, we sold our King of Prussia property for $35.0 million, excluding closing costs, and incurred a non-cash impairment charge of $32.3 million in the second quarter of 2015 as a result of the sale.
On June 30, 2015, we repaid in full the mortgage loan of $21.0 million, secured by our 4320 Forest Park Avenue property at its scheduled maturity date, which bore interest at a fixed rate of 4.0% per annum.
The credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of June 30, 2015.

The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of June 30, 2015.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At June 30, 2015, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $555.6 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
In July 2015, we completed the acquisition of a historical rehabilitation development project in Providence, Rhode Island which is expected to comprise approximately 267,000 square feet, in addition to a development of 172 residential units and a 750-space parking garage. We expect the total investment for this project to be approximately $185.0 million, net of the anticipated benefit of tax credits or other subsidies.
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
BioMed Realty Trust, Inc.’s total capitalization at June 30, 2015 was approximately $6.9 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	June 30, 2015
Debt:
Mortgage notes payable (1)		$477,217	6.9%
Unsecured senior notes (1)		1,300,000	18.7%
Unsecured senior term loans (2)		750,856	10.8%
Unsecured line of credit		369,000	5.3%
Total debt		2,897,073	41.7%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	208,966,198	4,041,407	58.3%
Total equity		4,041,407	58.3%
Total capitalization		$6,938,480	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $157.3 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.57 to £1.00 at June 30, 2015.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $19.34 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At June 30, 2015, 203,567,974 of the outstanding OP units had been issued to our Parent

Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.
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

Off-Balance Sheet Arrangements
As of June 30, 2015, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $3.3 million and $3.1 million at June 30, 2015 and December 31, 2014, respectively. The liabilities of BioPark Fremont, LLC were $2.9 million at each of June 30, 2015 and December 31, 2014. Our equity in net loss of BioPark Fremont, LLC was $135,000 and $57,000 for the six months ended June 30, 2015 and 2014, respectively.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.1 million and $13.4 million at June 30, 2015 and December 31, 2014, respectively. The liabilities were $10.6 million and $10.7 million at June 30, 2015 and December 31, 2014, respectively. Our equity in net income of the McKellar Court partnership was $475,000 and $456,000 for the six months ended June 30, 2015 and 2014, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15%, with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $262.3 million and $268.2 million at June 30, 2015 and December 31, 2014, respectively, and the liabilities were $145.6 million and $147.5 million at June 30, 2015 and December 31, 2014, respectively. Our equity in net loss of the PREI joint ventures was $48,000 and $547,000 for the six months ended June 30, 2015 and 2014, respectively.
We are the primary beneficiary in VIEs at the following properties in which a tenant has a purchase option, which are consolidated and reflected in our consolidated financial statements (in thousands):

	Earliest Purchase Option Exercise Price	Net Book Value	Projected Net Book Value at Earliest Purchase Option Exercise Date	Earliest Purchase Option Exercise Date
Property		June 30, 2015
Shady Grove Road	$302,800	$187,058	$187,058	Any time before December 1, 2015
300 George Street (1)	127,750	112,205	100,070	December 31, 2017
Nancy Ridge (2)	105,853	85,192	81,224	May 2, 2017
Other (3)	155,325	127,081	103,113	Various
Total	$691,728	$511,536	$471,465

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

(3)
Includes 1701 / 1711 Research Boulevard, Gazelle Court, Faraday Avenue and a portion of Wake 60. The purchase options can be exercised at various times between 2016 and 2033 based on fixed-prices, pre-determined internal rate of returns or fair-market value at exercise.

We are also the primary beneficiary of VIEs at ten properties with tax credit structures, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	June 30, 2015	December 31, 2014	Maturity Date
BioPark Fremont	50%	2.7%	$1,422	$1,401	May 1, 2017
PREI I LLC (3)	20%	2.2%	27,795	27,795	August 1, 2020
Total			$29,217	$29,196

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of June 30, 2015.

(3)
Amount represents our proportionate share of a secured loan, which bears interest at a LIBOR-indexed variable rate with a borrowing capacity of up to $139.0 million. The secured loan was executed by a wholly-owned subsidiary of PREI I LLC in connection with the construction of the 650 East Kendall Street property. In July 2015, the wholly-owned subsidiary of PREI I LLC refinanced this secured loan facility into a new secured loan with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

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

The following table provides historical dividend information for our common stock for the prior two fiscal years and the six months ended June 30, 2015, excluding a special dividend of $0.30 per share declared and paid during the fourth quarter 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share
March 31, 2013	March 15, 2013	April 15, 2013	$0.235
June 30, 2013	June 14, 2013	July 15, 2013	0.235
September 30, 2013	September 16, 2013	October 15, 2013	0.235
December 31, 2013	December 12, 2013	January 15, 2014	0.250
March 31, 2014	March 17, 2014	April 15, 2014	0.250
June 30, 2014	June 16, 2014	July 15, 2014	0.250
September 30, 2014	September 16, 2014	October 15, 2014	0.250
December 31, 2014	December 15, 2014	January 15, 2015	0.260
March 31, 2015	March 16, 2015	April 15, 2015	0.260
June 30, 2015	June 15, 2015	July 15, 2015	0.260

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
Interest Rate Risk
As of June 30, 2015, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	June 30, 2015
Fixed interest rate (2)	$1,681,712	57.9%	4.33%
Variable interest rate - hedged (3)	557,260	19.2%	2.21%
Variable interest rate - unhedged (4)	664,443	22.9%	1.49%
Total/weighted-average effective interest rate	$2,903,415	100.0%	3.27%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes ten mortgage notes payable secured by certain of our properties (including unamortized premiums), our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.57 to £1.00 at June 30, 2015. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.10% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.28% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At June 30, 2015, both the fair-value and carrying value of all fixed-rate debt was estimated to be $1.7 billion (including debt premiums and discounts). At June 30, 2015, both the fair-value and carrying value of all variable-rate debt was estimated to be $1.2 billion. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of June 30, 2015 in relation to total assets of $6.3 billion and equity market capitalization of $4.0 billion of BioMed Realty Trust, Inc.’s common stock and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at June 30, 2015, a 1.0% change in interest rates would change our interest costs by approximately $6.9 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of June 30, 2015, would equal approximately $8.6 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended June 30, 2015 and 2014, total revenues from properties outside the United States were $4.4 million and $4.9 million, respectively, which represented 2.8% and 2.9% of the Company's total revenues during the respective periods. For the six months ended June 30, 2015 and 2014, total revenues from properties outside the United States were $8.6 million and $9.7 million, respectively, which represented 2.6% and 2.8% of our total revenues for the respective periods. Our net investment in properties outside the United States was $208.3 million and $200.2 million as of June 30, 2015 and December 31, 2014, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $51.0 million as of June 30, 2015.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)
None.
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended June 30, 2015, our Parent Company issued 19,724 shares of its common stock (excluding the forfeiture of 22,054 shares of common stock over the same period) in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended June 30, 2015, the operating partnership issued an aggregate of 19,724 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement (excluding the forfeiture of 22,054 shares of common stock over the same period).

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

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board, President and		Chairman of the Board, President and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	July 29, 2015	Dated:	July 29, 2015