Form 10-Q
period 2015-09-30
BioMed Realty Trust Inc; BioMed Realty L P
filed 2015-11-05
CIK 1289236, 1301932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
Form 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
The number of outstanding shares of BioMed Realty Trust, Inc.’s common stock, par value $0.01 per share, as of November 5, 2015 was 203,527,787.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of BioMed Realty Trust, Inc., a Maryland corporation, and BioMed Realty, L.P., a Maryland limited partnership of which BioMed Realty Trust, Inc. is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our” or “our company” refer to BioMed Realty Trust, Inc. together with its consolidated subsidiaries, including BioMed Realty, L.P. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to BioMed Realty, L.P. together with its consolidated subsidiaries.
BioMed Realty Trust, Inc. operates as a real estate investment trust, or REIT, and is the general partner of BioMed Realty, L.P. As of September 30, 2015, BioMed Realty Trust, Inc. owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including long term incentive plan units) in BioMed Realty, L.P. As the sole general partner of BioMed Realty, L.P., BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
There are a few differences between our company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our company and our operating partnership in the context of how BioMed Realty Trust, Inc. and BioMed Realty, L.P. operate as an interrelated consolidated company. BioMed Realty Trust, Inc. is a REIT, whose only material asset is its ownership of partnership interests of the operating partnership. As a result, BioMed Realty Trust, Inc. does not conduct business itself, other than acting as the sole general partner of BioMed Realty, L.P., issuing public equity from time to time and guaranteeing certain debt of BioMed Realty, L.P. BioMed Realty Trust, Inc. itself does not hold any indebtedness but guarantees some of the secured and unsecured debt of BioMed Realty, L.P. BioMed Realty, L.P. holds substantially all the assets of the company and holds the ownership interests in the company’s joint ventures. BioMed Realty, L.P. conducts the operations of the business and is structured as a partnership with no publicly-traded equity. Except for net proceeds from public equity issuances by BioMed Realty Trust, Inc., which are generally contributed to BioMed Realty, L.P. in exchange for partnership units, BioMed Realty, L.P. generates the capital required by the company’s business through BioMed Realty, L.P.’s operations, by BioMed Realty, L.P.’s direct or indirect incurrence of indebtedness or through the issuance of partnership units.
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

FORM 10-Q - QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BIOMED REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Land	$667,391	$704,958
Building and improvements	5,252,993	4,877,135
Land under development	243,623	151,242
Construction in progress	638,078	629,679
Investments in real estate	6,802,085	6,363,014
Accumulated depreciation	(1,080,838)	(946,439)
Investments in real estate, net	5,721,247	5,416,575
Investments in unconsolidated partnerships	29,367	35,291
Cash and cash equivalents	48,675	46,659
Accounts receivable, net	19,139	14,631
Accrued straight-line rents, net	177,423	163,716
Deferred leasing costs, net	226,956	219,713
Other assets	237,889	274,301
Total assets	$6,460,696	$6,170,886
LIABILITIES AND EQUITY
Mortgage notes payable, net	$492,065	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,978	1,293,903
Unsecured senior term loans	745,126	749,326
Unsecured line of credit	463,000	84,000
Accounts payable, accrued expenses and other liabilities	419,418	381,280
Total liabilities	3,414,587	3,100,944
Equity:
Stockholders’ equity:
Common stock, $.01 par value, 300,000,000 shares and 250,000,000 shares authorized, and 203,527,787 shares and 197,442,432 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,036	1,975
Additional paid-in capital	3,754,137	3,649,235
Accumulated other comprehensive loss, net	(39,725)	(2,214)
Dividends in excess of earnings	(735,627)	(645,983)
Total stockholders’ equity	2,980,821	3,003,013
Noncontrolling interests	65,288	66,929
Total equity	3,046,109	3,069,942
Total liabilities and equity	$6,460,696	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental	$123,332	$122,838	$357,112	$363,788
Tenant recoveries	47,539	42,626	133,068	121,641
Other revenue	3,477	3,452	20,152	23,524
Total revenues	174,348	168,916	510,332	508,953
Expenses:
Rental operations	62,069	54,899	175,986	161,058
Depreciation and amortization	64,953	64,452	193,305	189,597
General and administrative	13,166	12,768	38,486	37,153
Executive severance	—	—	9,891	—
Acquisition-related expenses	720	487	2,284	2,871
Total expenses	140,908	132,606	419,952	390,679
Income from operations	33,440	36,310	90,380	118,274
Equity in net income of unconsolidated partnerships	242	733	534	585
Interest expense, net	(21,228)	(22,215)	(61,938)	(73,356)
Gain on sale of real estate	1,869	—	1,869	—
Impairment of real estate	—	—	(35,071)	—
Other income, net	18,770	2,148	95,675	11,338
Net income	33,093	16,976	91,449	56,841
Net income attributable to noncontrolling interests	(4,890)	(1,016)	(22,323)	(3,412)
Net income attributable to the Company	28,203	15,960	69,126	53,429
Net income per share attributable to common stockholders:
Basic and diluted earnings per share	$0.14	$0.08	$0.34	$0.27
Weighted-average common shares outstanding:
Basic	202,210,976	194,022,619	201,746,167	191,988,661
Diluted	207,801,584	199,574,893	207,325,554	197,651,357

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$33,093	$16,976	$91,449	$56,841
Other comprehensive income:
Foreign currency translation adjustments	(1,737)	(1,472)	(1,473)	(484)
Unrealized (loss) / gain on derivative instruments, net	(1,026)	169	(1,984)	(749)
Amortization of deferred interest costs	1,647	1,677	4,965	5,052
Reclassification on sale of equity securities	(17,944)	—	(85,767)	(9,322)
Unrealized gain on equity securities	541	3,550	37,879	20,300
Total other comprehensive (loss) / income	(18,519)	3,924	(46,380)	14,797
Comprehensive income	14,574	20,900	45,069	71,638
Comprehensive income attributable to noncontrolling interests	(1,552)	(1,767)	(13,454)	(6,201)
Comprehensive income attributable to the Company	$13,022	$19,133	$31,615	$65,437

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Dividends in Excess of Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2014	197,442,432	$1,975	$3,649,235	$(2,214)	$(645,983)	$3,003,013	$66,929	$3,069,942
Net issuances of unvested restricted common stock	314,079	4	(5,770)	—	—	(5,766)	—	(5,766)
Exchange of Exchangeable Senior Notes	5,764,026	57	95,699	—	—	95,756	—	95,756
Conversion of OP units to common stock	7,250	—	(40)	—	—	(40)	40	—
Vesting of share-based awards	—	—	14,805	—	—	14,805	—	14,805
Reallocation of noncontrolling interests to equity	—	—	1,567	—	—	1,567	(1,567)	—
Common stock dividends	—	—	—	—	(158,770)	(158,770)	—	(158,770)
OP unit distributions	—	—	—	—	—	—	(4,213)	(4,213)
Purchases of noncontrolling interests	—	—	(1,359)	—	—	(1,359)	859	(500)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,450	4,450
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,664)	(14,664)
Net income	—	—	—	—	69,126	69,126	22,323	91,449
Foreign currency translation adjustments	—	—	—	(1,436)	—	(1,436)	(37)	(1,473)
Reclassification on sale of equity securities	—	—	—	(68,642)	—	(68,642)	(17,125)	(85,767)
Unrealized gain on equity securities	—	—	—	29,662	—	29,662	8,217	37,879
Amortization of deferred interest costs	—	—	—	4,838	—	4,838	127	4,965
Unrealized loss on derivative instruments, net	—	—	—	(1,933)	—	(1,933)	(51)	(1,984)
Balance at September 30, 2015	203,527,787	$2,036	$3,754,137	$(39,725)	$(735,627)	$2,980,821	$65,288	$3,046,109

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities:
Net income	$91,449	$56,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,305	189,597
Allowance for doubtful accounts	1,870	526
Impairment of real estate	35,071	—
Gain on sale of debt and equity securities	(85,767)	—
Gain on repayment of notes receivable	(8,557)	—
Gain on sale of real estate	(1,869)	—
Non-cash revenue adjustments	1,270	942
Other non-cash adjustments	10,000	5,146
Compensation expense related to share based payments	14,805	11,137
Distributions representing a return on capital from unconsolidated partnerships	1,893	399
Changes in operating assets and liabilities:
Accounts receivable	(4,718)	(10,607)
Accrued straight-line rents	(15,384)	(10,466)
Deferred leasing costs	(30,613)	(10,526)
Other assets	(9,137)	(24,478)
Accounts payable, accrued expenses and other liabilities	12,925	15,355
Net cash provided by operating activities	206,543	223,866
Investing activities:
Purchases of investments in real estate and related intangible assets	(210,509)	(130,458)
Capital expenditures	(307,161)	(300,716)
Contributions from tax credit transactions, net	11,938	22,557
Proceeds from sale of property, net of selling costs	41,398	—
Draws on notes and construction loan receivable	(10,817)	(39,769)
Repayment of notes receivable	11,418	184,239
Distributions from / (contributions to) unconsolidated partnerships, net	3,571	(4,760)
Purchases of debt and equity securities	(33,776)	(15,725)
Proceeds from the sale of debt and equity securities	90,378	13,952
Net cash used in investing activities	(403,560)	(270,680)
Financing activities:
Payment of deferred loan costs	(78)	(3,101)
Unsecured line of credit proceeds	407,000	732,000
Unsecured line of credit payments	(28,000)	(631,000)
Mortgage notes proceeds	25,559	39,237
Principal payments on mortgage notes payable	(28,564)	(340,124)
Proceeds from unsecured senior notes	—	397,632
Distributions to noncontrolling interests	(14,664)	—
Purchases of noncontrolling interests	(500)	—
Distributions to operating partnership unit and LTIP unit holders	(4,214)	(4,175)

	Nine Months Ended
	September 30,
	2015	2014

Dividends paid to common stockholders	(157,189)	(144,289)
Net cash provided by financing activities	199,350	46,180
Effect of exchange rate changes on cash and cash equivalents	(317)	(208)
Net increase / (decrease) in cash and cash equivalents	2,016	(842)
Cash and cash equivalents at beginning of period	46,659	34,706
Cash and cash equivalents at end of period	$48,675	$33,864
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $21,657 and $15,734, for the nine months ended September 30, 2015 and 2014, respectively)	$45,555	$59,233
Supplemental disclosure of non-cash investing and financing activities:
Accrual for common stock dividends declared	$52,916	$49,363
Accrual for distributions declared for operating partnership unit and LTIP unit holders	1,404	1,351
Accrued additions to real estate and related intangible assets	117,032	113,704
Mortgage notes assumed (includes premium of $3,966 during the nine months ended September 30, 2014)	—	71,937
Exchange of Exchangeable Senior Notes for common stock	95,678	84,322
Noncontrolling interests in connection with South Street Landing, 100 College Street and 300 George Street acquisitions	3,000	21,740
Notes receivable applied for investments in real estate	7,505	—
Deposits applied for investments in real estate	17,882	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Land	$667,391	$704,958
Building and improvements	5,252,993	4,877,135
Land under development	243,623	151,242
Construction in progress	638,078	629,679
Investments in real estate	6,802,085	6,363,014
Accumulated depreciation	(1,080,838)	(946,439)
Investments in real estate, net	5,721,247	5,416,575
Investments in unconsolidated partnerships	29,367	35,291
Cash and cash equivalents	48,675	46,659
Accounts receivable, net	19,139	14,631
Accrued straight-line rents, net	177,423	163,716
Deferred leasing costs, net	226,956	219,713
Other assets	237,889	274,301
Total assets	$6,460,696	$6,170,886
LIABILITIES AND CAPITAL
Mortgage notes payable, net	$492,065	$496,757
Exchangeable senior notes	—	95,678
Unsecured senior notes, net	1,294,978	1,293,903
Unsecured senior term loans	745,126	749,326
Unsecured line of credit	463,000	84,000
Accounts payable, accrued expenses and other liabilities	419,418	381,280
Total liabilities	3,414,587	3,100,944
Capital:
Partners’ capital:
Limited partners' capital, 5,398,224 and 5,405,474 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	42,484	45,600
General partner's capital, 203,527,787 and 197,442,432 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,016,634	3,002,135
Accumulated other comprehensive (loss) / income	(35,813)	878
Total partners’ capital	3,023,305	3,048,613
Noncontrolling interests	22,804	21,329
Total capital	3,046,109	3,069,942
Total liabilities and capital	$6,460,696	$6,170,886

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Rental	$123,332	$122,838	$357,112	$363,788
Tenant recoveries	47,539	42,626	133,068	121,641
Other revenue	3,477	3,452	20,152	23,524
Total revenues	174,348	168,916	510,332	508,953
Expenses:
Rental operations	62,069	54,899	175,986	161,058
Depreciation and amortization	64,953	64,452	193,305	189,597
General and administrative	13,166	12,768	38,486	37,153
Executive severance	—	—	9,891	—
Acquisition-related expenses	720	487	2,284	2,871
Total expenses	140,908	132,606	419,952	390,679
Income from operations	33,440	36,310	90,380	118,274
Equity in net income of unconsolidated partnerships	242	733	534	585
Interest expense, net	(21,228)	(22,215)	(61,938)	(73,356)
Gain on sale of real estate	1,869	—	1,869	—
Impairment of real estate	—	—	(35,071)	—
Other income, net	18,770	2,148	95,675	11,338
Net income	33,093	16,976	91,449	56,841
Net income attributable to noncontrolling interests	(4,156)	(587)	(20,519)	(1,948)
Net income attributable to the Operating Partnership	28,937	16,389	70,930	54,893
Net income per unit attributable to unit holders:
Basic and diluted earnings per unit	$0.14	$0.08	$0.34	$0.27
Weighted-average units outstanding:
Basic	207,609,199	199,428,093	207,147,153	197,395,750
Diluted	207,801,583	199,574,893	207,325,554	197,651,357

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$33,093	$16,976	$91,449	$56,841
Other comprehensive income:
Foreign currency translation adjustments	(1,737)	(1,472)	(1,473)	(484)
Unrealized (loss) / gain on derivative instruments, net	(1,026)	169	(1,984)	(749)
Amortization of deferred interest costs	1,647	1,677	4,965	5,052
Reclassification on sale of equity securities	(17,944)	—	(85,767)	(9,322)
Unrealized gain on equity securities	541	3,550	37,879	20,300
Total other comprehensive (loss) / income	(18,519)	3,924	(46,380)	14,797
Comprehensive income	14,574	20,900	45,069	71,638
Comprehensive income attributable to noncontrolling interests	(839)	(1,253)	(10,830)	(4,409)
Comprehensive income attributable to the Operating Partnership	$13,735	$19,647	$34,239	$67,229

See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENT OF CAPITAL
(In thousands, except unit data)
(Unaudited)

	Limited Partners' Capital		General Partner's Capital		Accumulated Other Comprehensive Income / (Loss)	Total Partners' Capital	Noncontrolling Interests	Total Capital
	Units	Amount	Units	Amount
Balance at December 31, 2014	5,405,474	$45,600	197,442,432	$3,002,135	$878	$3,048,613	$21,329	$3,069,942
Net issuances of unvested restricted OP units	—	—	314,079	(5,766)	—	(5,766)	—	(5,766)
Conversion of OP units	(7,250)	40	7,250	(40)	—	—	—	—
Exchange of Exchangeable Senior Notes	—	—	5,764,026	95,756	—	95,756	—	95,756
Vesting of share-based awards	—	—	—	14,805	—	14,805	—	14,805
Reallocation of capital	—	(747)	—	747	—	—	—	—
Distributions	—	(4,213)	—	(158,770)	—	(162,983)	—	(162,983)
Purchases of noncontrolling interests	—	—	—	(1,359)	—	(1,359)	859	(500)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,450	4,450
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,664)	(14,664)
Net income	—	1,804	—	69,126	—	70,930	20,519	91,449
Foreign currency translation adjustments	—	—	—	—	(1,473)	(1,473)	—	(1,473)
Reclassification on sale of equity securities	—	—	—	—	(68,642)	(68,642)	(17,125)	(85,767)
Unrealized gain on equity securities	—	—	—	—	30,443	30,443	7,436	37,879
Amortization of deferred interest costs	—	—	—	—	4,965	4,965	—	4,965
Unrealized loss on derivative instruments, net	—	—	—	—	(1,984)	(1,984)	—	(1,984)
Balance at September 30, 2015	5,398,224	$42,484	203,527,787	$3,016,634	$(35,813)	$3,023,305	$22,804	$3,046,109
See accompanying notes to consolidated financial statements.

BIOMED REALTY, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Operating activities:
Net income	$91,449	$56,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,305	189,597
Allowance for doubtful accounts	1,870	526
Impairment of real estate	35,071	—
Gain on sale of debt and equity securities	(85,767)	—
Gain on repayment of notes receivable	(8,557)	—
Gain on sale of real estate	(1,869)	—
Non-cash revenue adjustments	1,270	942
Other non-cash adjustments	10,000	5,146
Compensation expense related to share-based payments	14,805	11,137
Distributions representing a return on capital from unconsolidated partnerships	1,893	399
Changes in operating assets and liabilities:
Accounts receivable	(4,718)	(10,607)
Accrued straight-line rents	(15,384)	(10,466)
Deferred leasing costs	(30,613)	(10,526)
Other assets	(9,137)	(24,478)
Accounts payable, accrued expenses and other liabilities	12,925	15,355
Net cash provided by operating activities	206,543	223,866
Investing activities:
Purchases of investments in real estate and related intangible assets	(210,509)	(130,458)
Capital expenditures	(307,161)	(300,716)
Contributions from tax credit transactions, net	11,938	22,557
Proceeds from sale of properties, net of selling costs	41,398	—
Draws on notes and construction loan receivable	(10,817)	(39,769)
Repayment of notes receivable	11,418	184,239
Distributions from / (contributions to) unconsolidated partnerships, net	3,571	(4,760)
Purchases of debt and equity securities	(33,776)	(15,725)
Proceeds from the sale of debt and equity securities	90,378	13,952
Net cash used in investing activities	(403,560)	(270,680)
Financing activities:
Payment of deferred loan costs	(78)	(3,101)
Unsecured line of credit proceeds	407,000	732,000
Unsecured line of credit payments	(28,000)	(631,000)
Mortgage notes proceeds	25,559	39,237
Principal payments on mortgage notes payable	(28,564)	(340,124)
Proceeds from unsecured senior notes	—	397,632

	Nine Months Ended
	September 30,
	2015	2014

Purchases of interests in noncontrolling interest	(500)	—
Distributions to noncontrolling interests	(14,664)	—
Distributions paid to unit holders	(161,403)	(148,464)
Net cash provided by financing activities	199,350	46,180
Effect of exchange rate changes on cash and cash equivalents	(317)	(208)
Net increase / (decrease) in cash and cash equivalents	2,016	(842)
Cash and cash equivalents at beginning of period	46,659	34,706
Cash and cash equivalents at end of period	$48,675	$33,864
Supplemental disclosure of cash flow information:
Cash paid during the period for interest (net of amounts capitalized of $21,657 and $15,734, for the nine months ended September 30, 2015 and 2014, respectively)	$45,555	$59,233
Supplemental disclosure of non-cash investing and financing activities:
Accrual for unit distributions declared	$54,320	$50,714
Accrued additions to real estate and related intangible assets	117,032	113,704
Mortgage notes assumed (includes premiums of $3,966 during the nine months ended September 30, 2014)	—	71,937
Noncontrolling interests in connection with South Street Landing, 100 College Street and 300 George Street acquisitions	3,000	21,740
Exchange of Exchangeable Senior Notes for common units	95,678	84,322
Notes receivable applied for investments in real estate	7,505	—
Deposits applied for investments in real estate	17,882	—

See accompanying notes to consolidated financial statements.

BIOMED REALTY TRUST, INC.
BIOMED REALTY, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization of the Parent Company and Description of Business

BioMed Realty Trust, Inc., a Maryland corporation (the “Parent Company”), operates as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry principally through its subsidiary, BioMed Realty, L.P., a Maryland limited partnership (the “Operating Partnership” and together with the Parent Company referred to as the “Company”). The Company’s tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. The Company’s properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York / New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks located near or adjacent to universities and their related medical systems.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2015, owned a 97.5% interest in the Operating Partnership. The remaining 2.5% interest in the Operating Partnership is held by limited partners. Each partner’s percentage interest in the Operating Partnership is determined based on the number of operating partnership units and long-term incentive plan units (“LTIP units” and together with the operating partnership units, the “OP units”) owned as compared to total OP units (and potentially issuable OP units, as applicable) outstanding as of each period end and is used as the basis for the allocation of net income or loss to each partner.

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

Assets and liabilities of subsidiaries outside the United States with non-U.S. dollar functional currencies are translated into U.S. dollars using exchange rates as of the balance sheet dates. Income and expenses are translated using the average exchange rates for the reporting period. Foreign currency translation adjustments are recorded as a component of other comprehensive income. For the three months ended September 30, 2015 and 2014, total revenues from properties outside the United States were $4.5 million and $6.5 million, respectively, which represented 2.6% and 3.8% of the Company's total revenues during the respective periods. For the nine months ended September 30, 2015 and 2014, total revenues from properties outside the United States were $13.1 million and $16.1 million, respectively, which represented 2.6% and 3.2% of the Company's total revenues during the respective periods. The Company’s net investments in properties outside the United States were $211.3 million and $200.2 million at September 30, 2015 and December 31, 2014, respectively.

Investments in Partnerships and Limited Liability Companies

The Company has determined that it is the primary beneficiary in six VIEs (excluding certain VIEs associated with tax credits discussed below), consisting of single-tenant properties in which the tenant has a purchase option, which are consolidated and reflected in the accompanying consolidated financial statements. Selected financial data of the VIEs at September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Investment in real estate, net	$435,945	$433,842
Total assets	504,025	493,066
Total debt	186,694	189,848
Total liabilities	200,211	203,529

Historic Tax Credits and New Market Tax Credits

The Company is a party to certain contractual arrangements with tax credit investors ("TCIs") that were established to enable the TCIs to receive benefits of historic tax credits ("HTCs") and/or new market tax credits ("NMTCs") for certain properties owned by the Company. At September 30, 2015 and December 31, 2014, the Company owned eleven and ten properties, respectively, that had syndicated HTCs or NMTCs, or both, to TCIs.

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

The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair-value at inception and is accreted to the expected put price as interest expense in the consolidated statements of income. At September 30, 2015 and December 31, 2014, approximately $5.6 million and $5.2 million of put liabilities, respectively, were included in other liabilities in the consolidated balance sheets. The remaining balance of the TCI’s capital contribution is initially recorded in other liabilities in the consolidated balance sheets and is reclassified, upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. During the nine months ended September 30, 2015 and 2014, $11.9 million and $22.6 million of tax credits, net of costs and estimated put payments, respectively, were contributed by TCIs and were recorded as other liabilities in the consolidated balance sheets. During the nine months ended September 30, 2015 and 2014, $6.3 million and $29.2 million of tax credits had been delivered to the TCIs and were reclassified as a reduction of the carrying value of the subject property. Direct and incremental costs incurred in structuring the transaction, consisting of third-party legal, accounting and other professional fees, are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.

At September 30, 2015 and December 31, 2014, the Company determined that the special purpose entities owning two properties and one property under development, respectively, are VIEs, since there is insufficient capital to finance the remaining development activities without further subordinated financial support. The Company has determined it is the primary beneficiary of these VIEs, because it has the authority to direct the activities which most significantly impact their economic performance. Selected financial data of the VIEs at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Investment in real estate, net	$81,579	$2,507
Total assets	96,985	24,478
Total liabilities	57,388	7,467

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

During the nine months ended September 30, 2015, the Company recognized impairment losses of $35.1 million, primarily related to the King of Prussia property, which was sold in May 2015. The property had been placed under active redevelopment to be held for long-term operations. However, in May 2015, the Company's strategy changed from actively redeveloping to selling with respect to this property as a result of market conditions which dictated an earlier sale. In connection with the change in strategy in May 2015, the Company recognized an impairment loss of $32.3 million once the sale of the property became probable and the property was written down to its estimated fair value, less costs to sell. No gain or loss was recognized upon completion of the sale in May 2015.

Deferred Leasing Costs, Net

Leasing commissions and other direct costs associated with obtaining new or renewal leases are recorded at cost and amortized on a straight-line basis over the terms of the respective leases, with remaining terms ranging from less than one year to approximately 20 years as of September 30, 2015. Deferred leasing costs also include the net carrying value of acquired in-place leases and acquired management agreements.

Deferred leasing costs, net at September 30, 2015 consisted of the following (in thousands):

	Balance at	Accumulated
	September 30, 2015	Amortization	Net
Acquired in-place leases	$421,408	$(293,370)	$128,038
Acquired management agreements	25,801	(23,558)	2,243
Deferred leasing and other direct costs	143,935	(47,260)	96,675
	$591,144	$(364,188)	$226,956

Deferred leasing costs, net at December 31, 2014 consisted of the following (in thousands):

	Balance at	Accumulated
	December 31, 2014	Amortization	Net
Acquired in-place leases	$415,389	$(271,782)	$143,607
Acquired management agreements	25,801	(22,328)	3,473
Deferred leasing and other direct costs	111,290	(38,657)	72,633
	$552,480	$(332,767)	$219,713

Investments

Investments in equity securities, which are included in other assets on the accompanying consolidated balance sheets, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Available-for-sale securities, historical cost	$11,061	$10,280
Unrealized gain, net	454	48,341
Available-for-sale securities, fair-value (1)	11,515	58,621
Privately-held securities, cost basis	69,021	43,428
Total equity securities	$80,536	$102,049

(1)	Determination of fair-value is classified as Level 1 in the fair-value hierarchy based on the use of quoted prices in active markets.

The Company holds investments in available-for-sale securities of certain publicly-traded companies. Changes in the fair-value of investments classified as available-for-sale are recorded in comprehensive income. The fair-value of the Company's equity investments in publicly-traded companies are based upon the closing trading price of the equity security as of the balance sheet date. Certain of these investments have fair-values less than the Company’s cost basis, net of previous other-than-temporary impairment in these securities due to decreases in their respective stock prices during the nine months ended September 30, 2015. However, management has the intent and ability to retain the investments for a period of time sufficient to allow for an anticipated recovery in their market value. Management will continue to periodically evaluate whether any investment, the fair-value of which is less than the Company’s cost basis, should be considered other-than-temporarily impaired. If other-than-temporary impairment is considered to exist, the related unrealized loss will be reclassified from accumulated other comprehensive loss and recorded as a reduction of net income.

The Company also holds investments in securities of certain privately-held companies and funds, which are recorded at cost basis due to the Company’s lack of control or significant influence over such companies and funds.

During the three and nine months ended September 30, 2015, the Company realized gains of $19.5 million and $88.4 million, respectively, primarily from the sale of investments in certain publicly-traded companies. Realized gains on investments in available-for-sale securities are included in other income in the consolidated statements of income. The basis for which the cost of an investment sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined by specific identification. In addition, during the nine months ended September 30, 2015, the Company realized a gain of $11.4 million related to the collection of a note receivable that was previously fully reserved, which is also included in other income in the consolidated statements of income.

During the nine months ended September 30, 2015, the Company recorded impairment charges of $2.7 million. Impairment charges are included as reduction to other income, net in the consolidated statements of income and primarily relate to the Company’s investments in a privately-held company. Other than these investments, there were no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the Company’s cost method investments and therefore, no evaluation of impairment was performed during the nine months ended September 30, 2015 on the Company’s remaining cost method investments.

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

Lease Termination

During the nine months ended September 30, 2015 and 2014, the Company recorded lease termination revenue, net of write-offs of lease intangibles, included in other revenue on the consolidated statements of income of approximately $19.3 million and $9.8 million, respectively. Lease termination revenue for the nine months ended September 30, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of the Company's properties in Cambridge, Massachusetts in February 2015.

Lease termination revenue for the nine months ended September 30, 2014 primarily related to the early termination of leases at the Company's 4570 Executive Drive property and two other properties.

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

3. Equity of the Parent Company

During the nine months ended September 30, 2015, the Parent Company issued restricted stock awards to the Company’s employees and directors totaling 599,954 and 15,244 shares of common stock, respectively (263,914 shares of common stock were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on the vesting of restricted stock and 44,916 shares were forfeited during the same period), which are included in the total of common stock outstanding as of the period end.

The Parent Company awarded units to certain of its executive officers (the “Performance Units”), which represent a contingent right to receive one share of the Parent Company’s common stock if vesting conditions are satisfied. Outstanding Performance Units vest ratably over two or three year periods (each, a “Performance Period”) based upon the Parent Company’s total stockholder return relative to its peer group (the "Market Conditions"). The grant date fair-value of the Performance Units was estimated using a Monte Carlo simulation which considered the likelihood of achieving the Market Conditions. The expected value of the Performance Units on the grant date was determined by simulating the total stockholder return for the Parent Company and the peer group, considering the stock price variance for each of the peer group companies compared to each other and the Parent Company. In January 2015, 136,296 Performance Units which were originally granted to certain executive officers in January 2012 and represent the maximum number of Performance Units that could have vested, were forfeited as a result of the Parent Company's total stockholder return relative to its peer group for the three years ending December 31, 2014 being below the threshold for any payout. In addition, of the 203,144 Performance Units which were originally granted to certain executive officers in January

2013 and represent the maximum number of Performance Units that could have vested, 13,215 Performance Units vested (resulting in the issuance of 13,215 shares of the Parent Company’s common stock, of which 5,504 shares were surrendered to the Company and subsequently retired in lieu of cash payments for taxes due on such vesting) and the remaining 189,929 Performance Units were forfeited, based on the Parent Company’s total stockholder return relative to its peer group for the two years ending December 31, 2014. During the nine months ended September 30, 2015, the Parent Company awarded 401,480 Performance Units which represent the maximum number of Performance Units that may vest over a three-year Performance Period ending December 31, 2017. The grant date fair-value of these awards of approximately $5.8 million will be recognized as compensation expense on a straight-line basis over the three-year Performance Period. The total unearned compensation remaining on the Performance Units granted during the nine months ended September 30, 2015 to be expensed in future periods over a weighted-average term of 2.3 years was $3.6 million as of September 30, 2015. No dividends will be paid or accrued on the Performance Units, and shares of the Parent Company's common stock will not be issued until vesting of the Performance Units occurs.

Common Stock, Operating Partnership Units and LTIP Units

As of September 30, 2015, the Company had outstanding 203,527,787 shares of the Parent Company’s common stock and 5,083,400 and 314,824 operating partnership and LTIP units, respectively (excluding operating partnership units held by the Parent Company). A share of the Parent Company’s common stock and the operating partnership and LTIP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Dividends and Distributions

The following table lists the dividends and distributions declared by the Parent Company and the Operating Partnership during the nine months ended September 30, 2015:

Declaration Date	Securities Class	Amount Per Share/Unit	Period Covered	Dividend and Distribution Payable Date	Dividend and Distribution Amount
					(In thousands)
March 16, 2015	Common stock and OP units	$0.260	January 1, 2015 to March 31, 2015	April 15, 2015	$54,331
June 15, 2015	Common stock and OP units	$0.260	April 1, 2015 to June 30, 2015	July 15, 2015	$54,331
September 15, 2015	Common stock and OP units	$0.260	July 1, 2015 to September 30, 2015	October 15, 2015	$54,320

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Parent Company for the nine months ended September 30, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available-for-sale securities	(Loss) / gain on derivative instruments	Total

Balance at December 31, 2014	$2,309	$37,705	$(42,228)	$(2,214)
Other comprehensive (loss) / income before reclassifications	(1,473)	37,879	(4,534)	31,872
Amounts reclassified from accumulated other comprehensive income (1)	—	(85,767)	7,515	(78,252)
Net other comprehensive (loss) / income	(1,473)	(47,888)	2,981	(46,380)
Net other comprehensive loss / (income) allocable to noncontrolling interests	37	8,908	(76)	8,869
Balance as of September 30, 2015	$873	$(1,275)	$(39,323)	$(39,725)

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

The redemption value of the OP units not owned by the Parent Company, had such units been redeemed at September 30, 2015, was approximately $108.8 million based on the average closing price of the Parent Company’s common stock of $20.16 per share for the ten consecutive trading days immediately preceding September 30, 2015.

The following table shows the vested ownership interests in the Operating Partnership:

	September 30, 2015		December 31, 2014
	Operating Partnership Units and LTIP Units	Percentage of Total	Operating Partnership Units and LTIP Units	Percentage of Total
BioMed Realty Trust	202,258,307	97.5%	196,031,538	97.4%
Noncontrolling interest consisting of:
Operating partnership and LTIP units held by employees and related parties	2,638,638	1.3%	2,645,888	1.3%
Operating partnership and LTIP units held by third parties	2,627,145	1.2%	2,627,145	1.3%
Total	207,524,090	100.0%	201,304,571	100.0%

4. Capital of the Operating Partnership

Operating Partnership Units and LTIP Units

As of September 30, 2015, the Operating Partnership had outstanding 208,611,187 operating partnership units and 314,824 LTIP units. The Parent Company owned 97.5% of the partnership interests in the Operating Partnership at September 30, 2015, is the Operating Partnership’s general partner and is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, the Parent Company effectively controls the ability to issue common stock of the Parent Company upon a limited partner’s notice of redemption. In addition, the Parent Company has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit the Parent Company to settle in either cash or common stock at the option of the Parent Company are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP units owned by the limited partners, not including the Parent Company, had such units been redeemed at September 30, 2015, was approximately $108.8 million based on the average closing price of the Parent Company’s common stock of $20.16 per share for the ten consecutive trading days immediately preceding September 30, 2015.

Changes in Accumulated Other Comprehensive Income / (Loss) by Component

The following table shows the changes in accumulated other comprehensive income / (loss) for the Operating Partnership for the nine months ended September 30, 2015, by component (in thousands):

	Foreign currency translation adjustments	Unrealized gains on available- for-sale securities	(Loss) / gain on derivative instruments	Total

Balance at December 31, 2014	$2,367	$38,732	$(40,221)	$878
Other comprehensive (loss) / income before reclassifications	(1,473)	37,879	(4,534)	31,872
Amounts reclassified from accumulated other comprehensive income (1)	—	(85,767)	7,515	(78,252)
Net other comprehensive (loss) / income	(1,473)	(47,888)	2,981	(46,380)
Net other comprehensive income allocable to noncontrolling interest	—	9,689	—	9,689
Balance as of September 30, 2015	$894	$533	$(37,240)	$(35,813)

(1)
Amounts reclassified from unrealized gain on available-for-sale securities are included in other income, net in the consolidated statements of income. Amounts reclassified from loss on derivative instruments are included in interest expense, net in the consolidated statements of income. See Note 9 for further information.

5. Debt

Debt of the Parent Company

The Parent Company does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, the Parent Company has guaranteed the Operating Partnership’s Unsecured Senior Notes due 2016 (the “Notes due 2016”), Unsecured Senior Notes due 2019 (the “Notes due 2019”), Unsecured Senior Notes due 2020 (the “Notes due 2020”), Unsecured Senior Notes due 2022 (the “Notes due 2022”), Unsecured Senior Term Loan due 2017 (the “Term Loan due 2017”), Unsecured Senior Term Loan due 2018 (the “Term Loan due 2018”) and unsecured line of credit.

Debt of the Operating Partnership

The following is a summary of the Operating Partnership’s outstanding consolidated debt as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Stated Interest Rate	Effective Interest Rate	Principal Balance
			September 30, 2015	December 31, 2014	Maturity Date
Mortgage Notes Payable
9900 Belward Campus Drive	5.64%	3.99%	$10,373	$10,486	July 1, 2017
9901 Belward Campus Drive	5.64%	3.99%	12,773	12,913	July 1, 2017
100 College Street	2.40%	2.40%	108,224	82,210	August 2, 2016
4320 Forest Park Avenue	4.00%	2.70%	—	21,000	June 30, 2015
300 George Street	6.20%	4.91%	43,721	45,052	July 1, 2025
Hershey Center for Applied Research	6.15%	4.71%	12,516	12,938	May 5, 2027
500 Kendall Street (Kendall D)	6.38%	5.45%	52,506	55,545	December 1, 2018
Shady Grove Road	5.97%	5.97%	139,606	141,131	September 1, 2016
University of Maryland BioPark I	5.93%	4.69%	15,483	16,056	May 15, 2025
University of Maryland BioPark II	5.20%	4.33%	61,088	61,905	September 5, 2021
University of Maryland BioPark Garage	5.20%	4.33%	4,598	4,660	September 1, 2021
University of Miami Life Science & Technology Park	4.00%	2.89%	20,000	20,000	February 1, 2016
			480,888	483,896
Unamortized premiums			11,177	12,861
Mortgage notes payable, net			492,065	496,757
Exchangeable Senior Notes (1)	3.75%	3.75%	—	95,678	January 30, 2015
Notes due 2016	3.85%	3.99%	400,000	400,000	April 15, 2016
Notes due 2019	2.63%	2.72%	400,000	400,000	May 1, 2019
Notes due 2020	6.13%	6.27%	250,000	250,000	April 15, 2020
Notes due 2022	4.25%	4.36%	250,000	250,000	July 15, 2022
			1,300,000	1,300,000
Unamortized discounts			(5,022)	(6,097)
Unsecured senior notes, net			1,294,978	1,293,903
Term Loan due 2017 - U.S. dollar (2)	1.60%	2.39%	243,596	243,596	March 30, 2017
Term Loan due 2017 - GBP (2)	1.91%	2.14%	151,530	155,730	March 30, 2017
Term Loan due 2018	1.40%	1.69%	350,000	350,000	March 24, 2018
Unsecured senior term loans			745,126	749,326
Unsecured line of credit (3)	1.31%	1.31%	463,000	84,000	March 24, 2018
Total consolidated debt			$2,995,169	$2,719,664

(1)
In January 2015, the entire remaining principal amount of the Operating Partnership's Exchangeable Senior Notes due 2030 (the "Exchangeable Senior Notes") was exchanged for 5,764,026 shares of the Parent Company's common stock, at the request of the holders.

(2)
In August 2012, the Operating Partnership converted approximately $156.4 million of outstanding borrowings into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. The principal balance represents the U.S. dollar amount based on the exchange rates of $1.52 to £1.00 and $1.56 to £1.00 at September 30, 2015 and December 31, 2014, respectively. The effective interest rate includes the impact of interest rate swap agreements (see Note 9 for further discussion of interest rate swap agreements).

(3)	At September 30, 2015, the Operating Partnership had additional borrowing capacity under the unsecured line of credit of up to approximately $437.0 million.

Exchangeable Senior Notes

During the nine months ended September 30, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, the Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.

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

Maturities of Long-Term Debt

As of September 30, 2015, principal payments due for the Operating Partnership’s consolidated indebtedness (excluding debt premiums and discounts) were as follows (in thousands):

2015	$2,620
2016	676,633
2017	427,432
2018	860,804
2019	405,724
Thereafter	615,801
$2,989,014

6. Earnings Per Share of the Parent Company

Through September 30, 2015 all of the Company’s participating securities (including the OP units) received dividends/distributions at an equal dividend/distribution rate per share/unit. As a result, the portion of net income allocable to the weighted-average unvested restricted stock outstanding for the three and nine months ended September 30, 2015 and 2014 has been deducted from net income attributable to the Company to calculate basic earnings per share attributable to common stockholders. The calculation of diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 includes the outstanding OP units (both vested and unvested) in the weighted-average shares, and net income attributable to noncontrolling interests in the Operating Partnership has been added back to net income attributable to the Company. For the three and nine months ended September 30, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per share as calculated, assuming that September 30, 2015 and 2014 were the end dates of the respective Performance Units' Performance Periods. For the three and nine months ended September 30, 2015 and 2014, the unvested restricted stock was anti-dilutive to the calculation of diluted earnings per share and was therefore excluded. As a result, diluted earnings per share was calculated based upon net income attributable to the Company less net income allocable to unvested restricted stock and distributions in excess of earnings attributable to unvested restricted stock. In addition, for the nine months ended September 30, 2015, 393,631 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method. For the three and nine months ended September 30, 2014, 7,589,600 and 9,571,008 shares issuable upon settlement of the exchange feature of the Exchangeable Senior Notes, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per share based on the “if converted” method. No other shares were considered anti-dilutive for the three and nine months ended September 30, 2015 or 2014.

Computations of basic and diluted earnings per share (in thousands, except share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to the Company	$28,203	$15,960	$69,126	$53,429
Net income allocable and distributions in excess of earnings to participating securities	(349)	(375)	(1,091)	(1,130)
Net income attributable to common stockholders - basic	$27,854	$15,585	$68,035	$52,299

Diluted earnings per share:
Net income attributable to common stockholders - basic	27,854	15,585	68,035	52,299
Net income attributable to noncontrolling interests in Operating Partnership	734	429	1,804	1,464
Net income attributable to common stockholders - diluted	$28,588	$16,014	$69,839	$53,763

Weighted-average common shares outstanding:
Basic	202,210,976	194,022,619	201,746,167	191,988,661
Incremental shares from:
Performance units	192,384	146,800	178,401	255,607
Operating partnership and LTIP units	5,398,224	5,405,474	5,400,986	5,407,089
Diluted	207,801,584	199,574,893	207,325,554	197,651,357

Basic and diluted earnings per share:
Net income per share attributable to common stockholders - basic and diluted	$0.14	$0.08	$0.34	$0.27

7. Earnings Per Unit of the Operating Partnership

Through September 30, 2015, all of the Operating Partnership’s participating securities received distributions at an equal distribution rate per unit. As a result, the portion of net income allocable to the weighted-average unvested OP units outstanding for the three and nine months ended September 30, 2015 and 2014 has been deducted from net income attributable to the Operating Partnership to calculate basic earnings per unit attributable to common unit holders. For the three and nine months ended September 30, 2015 and 2014, the unvested OP units were anti-dilutive to the calculation of earnings per unit and were therefore excluded from the calculation of diluted earnings per unit, and diluted earnings per unit was calculated based upon net income attributable to unit holders. For the three and nine months ended September 30, 2015 and 2014, the Performance Units were dilutive to the calculation of diluted earnings per unit as calculated, assuming that September 30, 2015 and 2014 were the end date of the respective Performance Units’ Performance Periods. In addition, for the nine months ended September 30, 2015, 393,631 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method. For the three and nine months ended September 30, 2014, 7,589,600 and 9,571,008 units issuable upon settlement of the exchange feature of the Exchangeable Senior Notes, respectively, were anti-dilutive and were not included in the calculation of diluted earnings per unit based on the “if converted” method. No other units were considered anti-dilutive for the three and nine months ended September 30, 2015 or 2014.

Computations of basic and diluted earnings per unit (in thousands, except unit data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic and diluted earnings per unit:
Net income attributable to the Operating Partnership	$28,937	$16,389	$70,930	$54,893
Net income allocable and distributions in excess of earnings to participating securities	(349)	(375)	(1,091)	(1,130)
Net income attributable to unit holders - basic and diluted	$28,588	$16,014	69,839	53,763

Weighted-average units outstanding:
Basic	207,609,199	199,428,093	207,147,153	197,395,750
Incremental units from:
Performance units	192,384	146,800	178,401	255,607
Diluted	207,801,583	199,574,893	207,325,554	197,651,357

Basic and diluted earnings per unit:
Net income per unit attributable to unit holders - basic and diluted	$0.14	$0.08	$0.34	$0.27

8. Investment in Unconsolidated Partnerships

The accompanying consolidated financial statements include investments in two limited liability companies with Prudential Real Estate Investors (“PREI”), 10165 McKellar Court, L.P. (“McKellar Court”), a limited partnership with Quidel Corporation, the tenant which occupies the McKellar Court property and BioPark Fremont, LLC ("BioPark Fremont"), a limited liability company with RPC Poppleton, LLC. General information on the PREI limited liability companies, the McKellar Court partnership and the BioPark Fremont limited liability company (each referred to in this footnote individually as a “partnership” and collectively as the “partnerships”) as of September 30, 2015 was as follows:

Name	Partner	Company’s Ownership Interest	Company’s Economic Interest	Date Acquired
PREI I LLC (1)	PREI	20%	20%	April 4, 2007
PREI II LLC	PREI	20%	20%	April 4, 2007
McKellar Court (2)	Quidel Corporation	22%	22%	September 30, 2004
BioPark Fremont	RPC Poppleton, LLC	50%	50%	May 31, 2013

(1)
PREI I LLC owns two properties in Cambridge, Massachusetts. In July 2015, a wholly-owned subsidiary of PREI I LLC refinanced its secured loan facility with $139.0 million in previously outstanding borrowings into a new secured loan with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

(2)
The Company’s investment in the McKellar Court partnership (maximum exposure to losses) was approximately $11.7 million at September 30, 2015. The Company’s economic interest in the McKellar Court partnership entitles it to 75% of the extraordinary cash flows after repayment of the partners’ capital contributions and 22% of the operating cash flows.

The condensed combined balance sheets for all of the Company’s unconsolidated partnerships were as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets:
Investments in real estate, net	$263,410	$267,007
Cash and cash equivalents (including restricted cash)	9,725	6,057
Other assets	10,909	11,599
Total assets	$284,044	$284,663
Liabilities and members’ equity:
Mortgage notes payable and secured loan	$173,142	$152,056
Other liabilities	19,226	9,020
Members’ equity	91,676	123,587
Total liabilities and members' equity	$284,044	$284,663
Company’s investments in unconsolidated partnerships	$29,367	$35,291

The selected data and results of operations for the unconsolidated partnerships were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$7,439	$18,173	$25,097	$27,386
Total expenses	(7,546)	(15,693)	(25,600)	(27,681)
Net (loss) / income	$(107)	$2,480	$(503)	$(295)

Company’s equity in net income of unconsolidated partnerships	$242	$733	$534	$585

Fees earned by the Company (1)	$263	$140	$536	$678

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

As of September 30, 2015, the Company had deferred interest costs of approximately $23.7 million in accumulated other comprehensive loss related to forward starting swaps, which were settled with the corresponding counterparties in 2009. The forward starting swaps were entered into to mitigate the Company’s exposure to the variability in expected future cash flows attributable to changes in future interest rates associated with a forecasted issuance of fixed-rate debt, with interest payments for a minimum of ten years. The deferred interest costs will be amortized as additional interest expense over a remaining period of approximately four years.

The following is a summary of the terms of the interest rate swaps and their respective fair-values (dollars in thousands):

					Fair-Value(1)
	Notional Amount				September 30, 2015	December 31, 2014
		Strike Rate	Effective Date	Expiration Date
Interest rate swaps	$200,000	1.1630%	March 30, 2012	March 30, 2017	$(1,942)	$(1,448)
Interest rate swaps	200,000	0.7010%	October 1, 2013	October 1, 2016	(620)	(186)
Interest rate swaps(2)	75,765	0.7310%	August 2, 2012	March 30, 2017	(113)	63
Interest rate swaps(2)	75,765	0.7425%	August 2, 2012	March 30, 2017	(99)	45
Total interest rate swaps	$551,530				$(2,774)	$(1,526)

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

(2)	Translation to U.S. dollars is based on exchange rates of $1.52 to £1.00 and $1.56 to £1.00 at September 30, 2015 and December 31, 2014, respectively.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair-value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings in the period in which the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015 and 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair-value of the derivatives is recognized directly in earnings. No portion of the derivatives designated as cash flow hedges were classified as ineffective during the nine months ended September 30, 2015 or 2014.

The following is a summary of the amount of gain / (loss) recognized in other comprehensive income related to the derivative instruments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amount of loss recognized in other comprehensive income (effective portion):
Cash flow hedges
Interest rate swaps	$(1,854)	$(726)	$(4,534)	$(3,426)

Amount of (loss) / income reclassified from accumulated other comprehensive loss to income (effective portion):
Cash flow hedges
Interest rate swaps (1)	$(828)	$895	$(2,550)	$2,677
Forward starting swaps (2)	(1,647)	1,677	(4,965)	5,052
Total interest rate swaps	$(2,475)	$2,572	$(7,515)	$7,729

Amount of gain / (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing):
Other derivative instruments	11	(190)	29	(298)
Total gain / (loss) on derivative instruments	$11	$(190)	$29	$(298)

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

10. Fair-Value of Financial Instruments

The Company’s disclosures of estimated fair-value of financial instruments at September 30, 2015 and December 31, 2014 were determined using available market information and appropriate valuation methods. Considerable judgment is necessary to interpret market data and develop estimated fair-value. The use of different market assumptions or estimation methods may have a material effect on the estimated fair-value amounts.

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

At September 30, 2015 and December 31, 2014, the aggregate fair-value and the carrying value of the Company’s financial instruments were as follows (in thousands):

	September 30, 2015		December 31, 2014
	Fair-Value (1)	Carrying Value	Fair-Value (1)	Carrying Value
Mortgage notes payable, net	$496,173	$492,065	$502,115	$496,757
Exchangeable Senior Notes	—	—	134,619	95,678
Notes due 2016, net	403,600	399,704	411,600	399,304
Notes due 2019, net	384,080	398,210	398,280	397,873
Notes due 2020, net	267,500	248,640	283,250	248,450
Notes due 2022, net	244,900	248,423	258,250	248,275
Term Loan due 2017 - U.S. dollar	244,500	243,596	244,945	243,596
Term Loan due 2017 - GBP (2)	152,091	151,530	156,589	155,730
Term Loan due 2018	350,430	350,000	350,557	350,000
Unsecured line of credit	462,431	463,000	83,866	84,000
Derivative instruments (3)	2,351	2,351	1,132	1,132
Available-for-sale securities	11,515	11,515	58,621	58,621

(1)	Fair-values of debt and derivative instruments are classified in Level 2 of the fair-value hierarchy. Fair-value of available-for-sale securities are classified in Level 1 of the fair-value hierarchy.

(2)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 and $1.56 to £1.00 at September 30, 2015 and December 31, 2014, respectively.

(3)
The Company’s derivative instruments are reflected in other assets and in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets based on their respective balances (see Note 9).

11. Acquisitions

The Company acquired four properties during the nine months ended September 30, 2015. The table below reflects the purchase price allocation for these acquisitions (in thousands).

Property	Acquisition Date	Investments in Real Estate	Below Market Lease	In-Place Lease	Acquisition Date Fair-Value
307 Westlake	February 11, 2015	$85,733	$(1,824)	$5,791	$89,700
Towne Centre Technology Park (1)	May 5, 2015	84,181	—	—	84,181
South Street Landing (1) (2)	July 24, 2015	21,352	—	—	21,352
21 Firstfield (1)	September 3, 2015	10,418	(875)	854	10,397
Total		$201,684	$(2,699)	$6,645	$205,630
Weighted average intangible amortization life (in months)			96	95
(1) Amounts reflect preliminary purchase price allocations.
(2) Amount represents the initial investment in a development project which is expected to include a 267,941 square foot office and laboratory building, a 750 stall garage and 172 unit graduate student housing complex.

Revenues of approximately $6.4 million and net income of $4.6 million associated with the acquired properties are included in the consolidated statements of income for the three months ended September 30, 2015 for both the Parent Company and the Operating Partnership.

Revenues of approximately $13.7 million and net income of $8.8 million associated with the acquired properties are included in the consolidated statements of income for the nine months ended September 30, 2015 for both the Parent Company and the Operating Partnership.

12. Subsequent Events

Merger Agreement

On October 7, 2015, the Parent Company and the Operating Partnership entered into an Agreement and Plan of Merger (the “Merger Agreement”) with BRE Edison Holdings L.P. (“Parent”), BRE Edison L.P. (“Merger Sub I”) and BRE Edison Acquisition L.P. (“Merger Sub II”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub II will merge with and into the Operating Partnership (the “Partnership Merger”), and the separate existence of Merger Sub II will cease and the Operating Partnership will be the surviving partnership in the Partnership Merger. Immediately following the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), the Parent Company will merge with and into Merger Sub I (the “Company Merger” and, together with the Partnership Merger, the “Mergers”), and the separate existence of the Parent Company will cease and Merger Sub I will continue as the surviving company in the Company Merger. The Mergers and the other transactions contemplated by the Merger Agreement have been unanimously approved by our board of directors. Parent, Merger Sub I and Merger Sub II are affiliates of Blackstone Real Estate Partners VIII L.P., an affiliate of The Blackstone Group L.P.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger (the “Company Merger Effective Time”), each share of common stock of the Parent Company, other than shares held by any of the Parent Company’s subsidiaries or Parent, Merger Sub I or any of their respective subsidiaries, if any, that is issued and outstanding immediately prior to the Company Merger Effective Time will automatically be converted into the right to receive an amount in cash equal to $23.75 (plus, if the Mergers are consummated after January 1, 2016, a per diem amount of approximately $0.003 for each day from and after such date until (but not including) the closing date) (the “Per Company Share Merger Consideration”), without interest.

Pursuant to the terms and conditions in the Merger Agreement, at the Partnership Merger Effective Time, each OP unit in the Operating Partnership, other than OP units held by the Parent Company or any of the Parent Company’s subsidiaries or Parent, Merger Sub II or any of their respective subsidiaries, if any, that is issued and outstanding immediately prior to the Partnership Merger Effective Time will automatically be converted into, and will be canceled in exchange for, the right to receive an amount in cash equal to the Per Company Share Merger Consideration, without interest, provided that, in lieu of receiving the Per Company Share Merger Consideration, each qualifying holder of partnership units may elect to receive one newly created 5.5% Series B Cumulative Preferred Unit in the surviving partnership per OP unit for all or a portion of such holder’s OP units.

In addition, immediately prior to the Company Merger Effective Time, each outstanding restricted stock award of the Parent Company will automatically become fully vested and non-forfeitable, and all shares of common stock of the Parent Company represented thereby will be considered outstanding and subject to the right to receive the Per Company Share Merger Consideration (less any applicable income and employment taxes). In addition, immediately prior to the Company Merger Effective Time, each outstanding Performance Unit will automatically become earned and vested with respect to the number of shares of common stock subject to such Performance Unit based on the achievement of the applicable performance goals set forth in the award agreement governing such Performance Unit as of such date. Such earned and vested Performance Units will be canceled and, in exchange therefor, Parent will cause the surviving entity in the Company Merger to pay to each former holder an amount in cash, without interest, and less any applicable income and employment withholding taxes, equal to the Per Company Share Merger Consideration for each such Performance Unit. Each Performance Unit that does not become earned and vested based on achievement of the applicable performance goals will terminate without consideration immediately prior to the Company Merger Effective Time.

In connection with the transaction, the parties intend that the Operating Partnership will, at the request of Parent, use its commercially reasonable efforts to commence offers to purchase and related consent solicitations for one or more series of the Notes due 2016, Notes due 2019, Notes due 2020 and/or Notes due 2022 (collectively, the “Senior Notes”) and/or reasonably cooperate in effecting the giving of notices of optional redemption and the satisfaction and discharge or covenant defeasance of the Senior Notes on the closing date, in each case conditioned upon, among other things, the consummation of the Mergers. Details with respect to any such offers to purchase and related consent solicitations or redemptions will be set forth in the documents relating to any such transactions. The disclosure in this Quarterly Report on Form 10-Q is not an offer to purchase, a solicitation of consents or a notice of redemption, nor the solicitation of an offer to sell securities or to deliver consents.

The Merger Agreement also contains customary representations, warranties and covenants, including, among others, covenants by the Parent Company to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, Merger Sub I or Merger Sub II.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of a majority of the outstanding shares of common stock of the Parent Company (the “Company Requisite Vote”) as of the record date for the special meeting of stockholders.

The Merger Agreement requires the Parent Company to convene a stockholders’ meeting for purposes of obtaining the Company Requisite Vote and to prepare and file a proxy statement with the U.S. Securities and Exchange Commission with respect to such meeting as promptly as practicable after the date of the Merger Agreement, which proxy statement will contain, subject to certain exceptions, our board of directors’ recommendation that the Parent Company’s stockholders vote in favor of the Company Merger and the other transactions contemplated by the Merger Agreement.

The Parent Company has agreed not to solicit or enter into an agreement regarding a Company Acquisition Proposal (as defined in the Merger Agreement), and, subject to certain exceptions, is not permitted to enter into discussions or negotiations concerning, or provide non-public information to a third party in connection with, any Company Acquisition Proposal. However, the Parent Company may, prior to obtaining the Company Requisite Vote, engage in discussions or negotiations and provide non-public information to a third party which has made an unsolicited written bona fide Company Acquisition Proposal if our board of directors determines in good faith, after consultation with outside legal counsel and financial advisors, that such Company Acquisition Proposal constitutes, or could reasonably be expected to lead to, a Superior Proposal (as defined in the Merger Agreement).

Prior to the approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the Parent Company’s stockholders, our board of directors may, in certain circumstances, effect an Adverse Recommendation Change (as defined in the Merger Agreement), subject to complying with specified notice and other conditions set forth in the Merger Agreement.

The Merger Agreement may be terminated under certain circumstances by the Parent Company, including prior to obtaining the Company Requisite Vote, if, after following certain procedures and adhering to certain restrictions, our board of directors has effected an Adverse Recommendation Change in connection with a Superior Proposal and the Parent Company enters into a definitive agreement providing for the implementation of a Superior Proposal. In addition, Parent may terminate the Merger Agreement under certain circumstances and subject to certain restrictions, including if our board of directors effects, or has resolved to effect, an Adverse Recommendation Change. Upon a termination of the Merger Agreement, under certain circumstances, the Parent Company will be required to pay a termination fee to Parent of $160.0 million. In certain other circumstances, Parent will be required to pay the Parent Company a termination fee of $460.0 million upon termination of the Merger Agreement. Blackstone Real Estate Partners VIII L.P. (the “Sponsor”), an affiliate of The Blackstone Group L.P., has guaranteed certain payment obligations of Parent under the Merger Agreement up to $460.0 million.

Following the announcement of the execution of the Merger Agreement, three purported class actions related to the proposed Mergers, Noon v. BioMed Realty Trust, Inc., et al., No. 24-C-15-005174, Lipovich v. Gold, et al., No. 24-C-15-005174 and Schwartz

v. BioMed Realty Trust, Inc., et al., No. 24-C-15-005477, were filed in the Circuit Court of Maryland for Baltimore City, against the Company, Parent, Merger Sub I, Merger Sub II, the Sponsor, and the members of the Company's board of directors, alleging, among other things, that the directors breached their fiduciary duties in connection with the Merger Agreement. Refer to Part II, Item 1, “Legal Proceedings” for further details. The Company is unable to predict the developments in, outcome of, and/or economic or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to the Mergers.

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. We make statements in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, statements pertaining to our capital resources, portfolio performance and results of operations contain forward-looking statements. Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise, and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the ability of the Company to obtain required stockholder or regulatory approvals required to consummate the Mergers and other transactions contemplated by the Merger Agreement; the satisfaction or waiver of other conditions to closing in the definitive agreement for the Mergers and other transactions contemplated by the Merger Agreement; unanticipated difficulties or expenditures relating to the Mergers and other transactions contemplated by the Merger Agreement; the response of business partners and competitors to the announcement of the Mergers; potential difficulties in employee retention as a result of the announcement and pendency of the Mergers; legal proceedings that have been, or may be instituted against the Company and others related to the Mergers and other transactions contemplated by the Merger Agreement; adverse economic or real estate developments in the life science industry or in our target markets, including the inability of our tenants to obtain funding to run their businesses; our dependence upon significant tenants; our failure to obtain necessary outside financing on favorable terms or at all, including the continued availability of our unsecured line of credit; general economic conditions, including downturns in the foreign, domestic and local economies; changes in interest rates and foreign currency exchange rates; volatility in financial and securities markets; defaults on or non-renewal of leases by tenants; our inability to compete effectively; increased operating costs; our inability to successfully complete real estate acquisitions, developments and dispositions; risks and uncertainties affecting property development and construction; risks associated with tax credits, grants and other subsidies to fund development activities; our failure to effectively manage our growth and expansion into new markets or to successfully operate acquired properties and companies; our ownership of properties outside of the United States that subject us to different and potentially greater risks than those associated with our domestic operations; risks associated with our investments in loans, including borrower defaults and potential principal losses; reductions in asset valuations and related impairment charges; the loss of services of one or more of our executive officers; our failure to qualify or continue to qualify as a REIT; our failure to maintain our investment grade corporate credit ratings or a downgrade in our investment grade corporate credit ratings from one or more of the rating agencies; government approvals, actions and initiatives, including the need for compliance with environmental requirements; the effects of earthquakes and other natural disasters; lack of or insufficient amounts of insurance; risks associated with security breaches and other disruptions to our information technology networks and related systems; and changes in real estate, zoning and other laws and increases in real property tax rates. Any forward-looking statement speaks only as of the date of this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information or developments, future events or otherwise.
The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this report. We discussed a number of material risks in our annual report on Form 10-K for the year ended December 31, 2014. Those risks continue to be relevant to our performance and financial condition. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. A discussion of additional risks related to our business can be found below under Part II, Item 1A, “Risk Factors.”

Pending Mergers
See Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein for a discussion of the pending merger transaction to which the Company and the operating partnership are parties. The Mergers are expected to close during the first quarter of 2016, although closing is subject to various conditions, including the approval of the Company Merger by our common stockholders, and therefore, we cannot provide any assurance that the Mergers will close in a timely manner or at all.
Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. We have incurred and will incur a variety of merger-related costs which while not recurring in nature will not be recoverable if the Mergers are not consummated.
Overview
We operate as a fully integrated, self-administered and self-managed REIT focused on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. Our tenants primarily include biotechnology and pharmaceutical companies, scientific research institutions, government agencies and other entities involved in the life science industry. Our properties are generally located in markets with well-established reputations as centers for scientific research, including Boston, San Francisco, San Diego, Maryland, New York / New Jersey, Pennsylvania, North Carolina, Seattle, Cambridge (United Kingdom) and research parks located near or adjacent to universities and their related medical systems.
At September 30, 2015, we owned or had interests in a portfolio of properties with an aggregate of approximately 18.9 million rentable square feet.
The following reflects the classification of our properties between operating properties, active new construction (properties that are currently under development through ground up construction), active redevelopment (properties that we are currently preparing for their intended use, and accordingly are capitalizing interest and other costs as of the end of the quarter), unconsolidated partnership portfolio (properties which we partially own, but are not included in our consolidated financial statements) and land bank (representing properties engaged in activities related to planning, entitlement or other preparations for future development, and management’s estimates of rentable square footage if development of these properties was undertaken) at September 30, 2015:

	Gross		Rentable
	Book Value	Buildings	Square Feet	Leased %
	(In thousands)
Operating portfolio	6,206,086	179	16,445,488	93.4%
Active new construction	260,119	11	1,884,346	71.6%
Active redevelopment	55,907	3	182,866	—%
Unconsolidated partnership portfolio	29,367	3	355,080	99.9%
Land bank (1)	279,973	—	6,381,500	—
Total portfolio	$6,831,452	196	25,249,280

(1)	Includes properties engaged in activities related to planning, entitlement, or other preparations for future development.
Factors Which May Influence Future Operations

Our long-term corporate strategy is to continue to focus on acquiring, developing, owning, leasing and managing laboratory and office space for the life science industry. As of September 30, 2015, our total operating portfolio was 93.4% leased to 385 tenants. As of December 31, 2014, our total operating portfolio was 89.2% leased to 327 tenants.

Our leasing strategy for 2015 focuses on leasing vacant space, negotiating renewals for leases scheduled to expire during the year, and identifying new tenants or existing tenants seeking additional space to occupy the spaces for which we are unable to negotiate such renewals. We may proceed with additional new developments and acquisitions, as real estate and capital market conditions permit. As of September 30, 2015, leases representing 1.6% and 4.1% of our leased square feet were scheduled to expire during 2015 and 2016, respectively. The success of our leasing and development strategy depends on, among other things, general economic conditions, real estate market conditions and life science industry trends in our target markets in the United States and the United Kingdom.

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

Results of Operations
Leasing Activity

During the nine months ended September 30, 2015, we executed 156 leasing transactions representing 3,358,625 square feet, including 106 new leases totaling 2,781,209 square feet and 50 leases amended to extend their terms totaling 577,416 square feet. The following table summarizes our leasing activity, including leasing activity in our unconsolidated portfolio, during the nine months ended September 30, 2015:

	Leased Square Feet	Current annualized base rent per leased square foot (1)	Current annualized base rent per leased square foot - GAAP basis (2)
Leased square feet as of December 31, 2014	15,669,843
Acquisitions	167,942	$35.63	$39.47
Expirations and terminations	(1,868,948)	36.34	34.00
Forward-lease delivery (3)	192,505	36.74	39.24
Renewals and extensions	577,416	31.63	33.52
New leases (4)	2,320,121	30.45	31.90
Leased square feet as of September 30, 2015	17,058,879

Forward-leased square feet as of December 31, 2014 (3)	179,149
Forward-lease acquisitions	10,524	$23.11	$23.63
Forward-lease new leases - second generation (3) (5)	461,088	48.38	59.35
Forward-lease delivery (3)	(192,505)	36.74	39.24
Forward-leased square feet as of September 30, 2015 (3)	458,256

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

(5)	Leases which are not considered by management to be first generation leases.

The following table summarizes our leasing activity and associated leasing costs for the nine months ended September 30, 2015:

	Number of leases	Square feet	Free rent months	Tenant improvement costs per square foot (1)	Landlord costs per square foot (1)	Leasing commission costs per square foot (1)
Renewals and extensions	50	577,416	0.7	$8.72	$0.55	$6.70
New leases (2)	106	2,781,209	3.0	90.05	62.61	9.25
Total / weighted-average	156	3,358,625	2.6	$76.07	$51.94	$8.81

(1)
Based on management estimates. Assumes all tenant improvement, landlord and commission costs are paid in the calendar year in which the lease is executed, which may be different than the year in which they are actually paid.

(2)
New leases - second generation were leased at a weighted-average current annualized base rent of $49.69 per square foot, representing an increase of 20.5% over the previously expiring rents on a GAAP basis primarily due to improvements in real estate market conditions, higher demand from life science tenants and higher tenant improvement allowances. Includes forward-lease new leases - second generation.

Active New Construction and Redevelopment
The following table summarizes our consolidated properties under active new construction and redevelopment at September 30, 2015 (dollars in thousands):

	Rentable			Estimated	Estimated
	Square	Percent	Investment	Total	In-Service
Property	Feet	Leased	to Date (1)	Investment (2)	Date (3)
Active New Construction
South Street Landing (4)	267,941	100.0%	$37,100	$185,000	Q3 2016 - Q3 2017
i3	316,000	—%	65,000	181,500	Q3 2017
Lincoln Centre (5)	360,000	100.0%	35,800	147,000	Q3 2017 & Q3 2018
Chesterfield	284,462	49.9%	9,100	86,000	Q4 2017
Granta Park II	155,000	100.0%	3,000	76,000	Q4 2017
500 Fairview Avenue	122,702	37.8%	37,700	74,500	Q1 2016
Wake 60	283,250	100.0%	22,600	55,300	Q3 2016
Granta Park	94,991	100.0%	100	52,000	Q1 2017
Total / weighted-average	1,884,346	71.6%	$210,400	$857,300

Active Redevelopment
Sidney Street/40 Erie Street	289,468	36.3%	$119,500	$206,000	Q4 2015 - 2017
Towne Centre Technology Park	182,866	—%	55,400	105,000	Q1 2016 - 2017
Total / weighted-average	472,334	22.3%	$174,900	$311,000

Total			$385,300

(1)
Includes amounts paid for acquiring the property, landlord improvements, tenant improvement allowances and capitalized payroll, interest, ground rent and operating expenses, but excludes any amounts accrued as of September 30, 2015.

(2)	Includes construction costs associated with speculative leasing and forecasted capitalized payroll, interest, ground rent and operating expenses.

(3)
Management's estimate of the time in which construction is substantially completed. A project is considered substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from c essation of major construction activity. Upon completion, management expects the property to enter the same property portfolio one year subsequent to the in-service date.

(4)	Upon completion of development, South Street Landing is expected to include a 267,941 square foot office and laboratory building, a 750 stall garage and a 172 unit graduate student housing complex.

(5)
Phase I of the project is comprised of 200,000 square feet and is estimated to be delivered in the third quarter of 2017. Phase II comprising 160,000 square feet is estimated to be delivered in the third quarter of 2018.

The following summarizes our capital expenditures during the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,			Percent
	2015	2014	Change	Change
Active new construction	$172,153	$183,658	$(11,505)	(6.3)%
Tax credit funding receipts, net of deferred costs	(11,938)	(22,557)	$10,619	(47.1)%
Land bank	8,341	14,685	(6,344)	(43.2)%
Active redevelopment	9,506	4,534	4,972	109.7%
Tenant improvements - first generation	35,588	31,093	4,495	14.5%
Recurring capital expenditures and second generation tenant improvements (1)	60,378	46,291	14,087	30.4%
Other capital	21,195	20,455	740	3.6%
Total capital expenditures	$295,223	$278,159	$17,064	6.1%

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

Total capital expenditures were $295.2 million and $278.2 million for the nine months ended September 30, 2015 and 2014, respectively. See the section entitled “Liquidity and Capital Resources of BioMed Realty, L.P.” below for further information on obligations for capital expenditures expected to be incurred in the future.

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table sets forth historical financial information of the operations for same properties (all properties except properties held for sale, previous same properties, development properties, new properties and other entities), previous same properties (properties previously included in the same property portfolio during the three months ended September 30, 2014 that are now in the land bank), development properties (properties that were entirely or primarily under active new construction during either of the three months ended September 30, 2015 or 2014), new properties (properties that were not owned for each of the three months ended September 30, 2015 and 2014 and were not previous same properties or development properties) and other entities (legal entities performing corporate level functions and properties that were sold during or in between the comparative periods (dollars in thousands, except on a per square foot basis):

	For the Three Months Ended
	September 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,987,573	—	14,987,573	3,356,123	169,004	N/A	18,512,700
Percent of total portfolio	81.0%	—%	81.0%	18.1%	0.9%	N/A	100.0%
Percent leased	92.8%	—%	92.8%	78.2%	99.4%	N/A	90.2%
	For the Three Months Ended
	September 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$114,439	$—	$114,439	$7,428	1,491	$(26)	$123,332
Tenant recoveries	45,572	—	45,572	1,187	533	247	47,539
Other revenue (3)	—	—	—	—	—	3,477	3,477
Total revenues	160,011	—	160,011	8,615	2,024	3,698	174,348
Rental operations	55,542	278	55,820	3,537	468	2,244	62,069
Net operating income / (loss)	104,469	(278)	104,191	5,078	1,556	1,454	112,279
Adjustments to cash basis (4)	(3,059)	$—	(3,059)	(3,197)	(213)	33	(6,436)
Net operating income - cash basis	$101,410	$(278)	$101,132	$1,881	$1,343	$1,487	$105,843
Rental revenue - cash basis (5)	$109,691	$—	$109,691	$4,066	$1,278	$8	$115,043

	For the Three Months Ended
	September 30, 2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,987,573	107,231	15,094,804	1,409,960	—	332,812	16,504,764
Percent of total portfolio	90.8%	0.6%	91.4%	8.6%	—%	2.0%	100.0%
Percent leased	90.7%	71.0%	90.7%	83.8%	—%	100.0%	90.3%
	For the Three Months Ended
	September 30, 2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$115,068	$805	$115,873	$971	—	$5,994	$122,838
Tenant recoveries	41,850	216	42,066	178	—	382	42,626
Other revenue (3)	—	—	—	—	—	3,452	3,452
Total revenues	156,918	1,021	157,939	1,149	—	9,828	168,916
Rental operations	50,823	502	51,325	994	—	2,580	54,899
Net operating income	106,095	519	106,614	155	—	7,248	114,017
Adjustments to cash basis (4)	(449)	$623	174	(325)	—	(204)	(355)
Net operating income - cash basis	$105,646	$1,142	$106,788	$(170)	$—	$7,044	$113,662
Rental revenue - cash basis (5)	$113,447	$1,428	$114,875	$478	$—	$5,790	$121,143

(1)	Properties previously included in same property portfolio in prior year quarter that are now in the land bank, comprised of the 700 and 750 Gateway properties.

(2)
Other includes legal entities performing corporate level functions and properties that were sold during, or in between the comparative periods, which includes revenue and operating expenses relating to the 65 West Watkins Mill Road property, which was sold on September 24, 2015, and the 9911 Belward Campus Drive property, which was sold on December 9, 2014.

(3)
Includes lease termination revenue of $3.1 million and $3.3 million for the three months ended September 30, 2015 and 2014, respectively. Lease termination revenue for the three months ended September 30, 2015 is primarily related to an early termination at our 9885 Towne Centre Drive property. Lease termination revenue for the three months ended September 30, 2014 primarily related to the early termination of leases at our 50 Hampshire and Granta Park properties.

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

The following table provides a reconciliation of net operating income - cash basis to net income for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended
	September 30,			Percent
	2015	2014	Change	Change
Net operating income - cash basis	$105,843	$113,662	$(7,819)	(6.9)%
Adjustments to cash basis	6,436	355	6,081	1,713.0%
Net operating income	112,279	114,017	(1,738)	(1.5)%
Unallocated expense:
Depreciation and amortization expense	64,953	64,452	501	0.8%
General and administrative expense	13,166	12,768	398	3.1%
Acquisition-related expenses	720	487	233	47.8%
Income from operations	33,440	36,310	(2,870)	(7.9)%
Equity in net income of unconsolidated partnerships	242	733	(491)	(67.0)%
Interest expense, net	(21,228)	(22,215)	987	(4.4)%
Gain on sale of real estate	1,869	—	1,869	N/A
Other income, net	18,770	2,148	16,622	773.8%
Net income	$33,093	$16,976	$16,117	94.9%

Net Operating Income. Net operating income decreased $1.7 million to $112.3 million for the three months ended September 30, 2015 compared to $114.0 million for the three months ended September 30, 2014. Excluding the impact of lease termination revenue for both periods and the operating results of the 65 West Watkins Mill Road property, which was sold in September 2015, and the 9911 Belward Campus Drive property, which was sold in December 2014, net operating income increased by $4.1 million. This net increase was primarily attributable to the following:

•
The placement of properties that were previously under development into service contributed an increase of $4.9 million in net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014;

•
The acquisition of two operating properties totaling approximately 169,000 square feet in 2015 contributed an additional $1.6 million in net operating income for the three months ended September 30, 2015 compared to the three months ended September 30, 2014;

•
The increase was partially offset by a $2.4 million decrease in same property and previous same property net operating income primarily due to the early terminations of two tenants occupying a total of 493,366 square feet at four properties located in Cambridge, Massachusetts during the three months ended June 30, 2015 and the placement of properties that were previously included in the same property portfolio into the land bank during the three months ended June 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $501,000 to $65.0 million for the three months ended September 30, 2015 compared to $64.5 million for the three months ended September 30, 2014. The increase was primarily due to the placement of four properties totaling 913,349 square feet into service and the acquisition of two operating properties totaling 169,000 square feet with an acquisition date fair-value of $100.1 million during 2015, partially offset by the sale of our 65 West Watkins Mill Road property in September 2015 and 9911 Belward Campus Drive property in December 2014.

General and Administrative Expenses. General and administrative expenses increased $398,000 to $13.2 million for the three months ended September 30, 2015 compared to $12.8 million for the three months ended September 30, 2014. The increase was primarily due to professional fees incurred in connection with the proposed Mergers with affiliates of Blackstone Real Estate Partners VIII L.P., and higher staffing levels and compensation associated with our above-plan leasing and financial performance, partially offset by higher capitalized payroll related to increased development in 2015.

Interest Expense, Net. Interest cost incurred for the three months ended September 30, 2015 totaled $27.9 million compared to $28.3 million for the three months ended September 30, 2014. Total interest cost incurred decreased primarily as a result of the exchange of the $180 million in aggregate principal amount of the operating partnership's Exchangeable Senior Notes due 2030, or the Exchangeable Senior Notes, for shares of common stock during 2014 and January 2015. Interest expense, net decreased $1.0 million to $21.2 million for the three months ended September 30, 2015, compared to $22.2 million for the three months ended September 30, 2014 due to lower interest costs incurred and higher capitalized interest related to increased development in 2015.
Interest expense, net consisted of the following (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Mortgage notes payable	$6,181	$6,156
Amortization of debt premium on mortgage notes payable	(554)	(665)
Amortization of deferred interest costs	1,647	1,677
Derivative instruments	828	895
Unsecured senior term loans	1,747	1,785
Exchangeable senior notes	—	1,241
Unsecured senior notes	12,957	12,959
Amortization of debt discount on notes	363	326
Unsecured line of credit	2,479	1,793
Unsecured line of credit fees	460	460
Amortization of deferred loan fees	1,160	1,451
Amortization - put / call / preferred return	646	256
Interest cost incurred	27,914	28,334
Capitalized interest	(6,686)	(6,119)
Total interest expense, net	$21,228	$22,215

Gain on sale of real estate. Gain on sale of real estate of $1.9 million for the three months ended September 30, 2015 related to the sale of the 65 West Watkins Mill Road property for $7.9 million in gross proceeds in September 2015.

Other Income, net. Other income of $18.8 million for the three months ended September 30, 2015 was due to a $19.5 million gain from the sale of our investments in certain publicly-traded companies, partially offset by an income tax expense of $685,000. Other income of $2.1 million for the three months ended September 30, 2014 was primarily due to a $2.3 million increase in the value of our investment in a privately-held company which completed a capital transaction during the quarter, and $681,000 in dividend income relating to investment securities, partially offset by an income tax expense of $538,000.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The following table sets forth historical financial information of the operations for same properties (all properties except properties held for sale, previous same properties, development properties, new properties and other entities), previous same properties (properties previously included in the same property portfolio during the nine months ended September 30, 2014 that are now in the land bank), development properties (properties that were entirely or primarily under active new construction during either of the nine months ended September 30, 2015 or 2014), new properties (properties that were not owned for each of the nine months ended September 30, 2015 and 2014 and were not previous same properties or development properties) and other entities (legal entities performing corporate level functions and properties that were sold during or in between the comparative periods (dollars in thousands, except on a per square foot basis):

	For the Nine Months Ended
	September 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,363,890	—	14,363,890	3,460,866	687,944	N/A	18,512,700
Percent of total portfolio	77.6%	—%	77.6%	18.7%	3.7%	N/A	100.0%
Percent leased	92.6%	—%	92.6%	78.9%	98.8%	N/A	90.2%
	For the Nine Months Ended
	September 30, 2015
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rental revenue	$328,855	$122	$328,977	$16,189	11,994	$(48)	$357,112
Tenant recoveries	122,620	(69)	122,551	2,823	6,978	716	133,068
Other revenue (3)	—	—	—	—	—	20,152	20,152
Total revenues	451,475	53	451,528	19,012	18,972	20,820	510,332
Rental operations	154,047	218	154,265	8,010	7,678	6,033	175,986
Net operating income / (loss)	297,428	(165)	297,263	11,002	11,294	14,787	334,346
Adjustments to cash basis (4)	(7,389)	$—	(7,389)	(5,160)	(948)	441	(13,056)
Net operating income - cash basis	$290,039	$(165)	$289,874	$5,842	$10,346	$15,228	$321,290
Rental revenue - cash basis (5)	$316,522	$122	$316,644	$10,533	$11,046	$33	$338,256

	For the Nine Months Ended
	9/30/2014
	Same Properties	Previous Same (1)	Total	Development	New Properties	Other (2)	Total
Rentable square feet	14,363,890	107,231	14,471,121	1,514,703	518,940	N/A	16,504,764
Percent of total portfolio	87.1%	0.6%	87.7%	9.2%	3.1%	N/A	100.0%
Percent leased	90.4%	71.0%	90.4%	84.9%	98.7%	N/A	90.3%
	For the Nine Months Ended
	September 30, 2014
	Same Properties	Previous Same	Total	Development	New Properties	Other (2)	Total
Rental revenue	$332,922	$2,416	$335,338	$2,844	5,400	$20,206	$363,788
Tenant recoveries	115,263	640	115,903	202	3,842	1,694	121,641
Other revenue (3)	—	—	—	—	—	23,524	23,524
Total revenues	448,185	3,056	451,241	3,046	9,242	45,424	508,953
Rental operations	145,184	1,506	146,690	2,098	4,373	7,897	161,058
Net operating income	303,001	1,550	304,551	948	4,869	37,527	347,895
Adjustments to cash basis (4)	(4,707)	$1,865	(2,842)	(313)	(261)	(685)	(4,101)
Net operating income - cash basis	$298,294	$3,415	$301,709	$635	$4,608	$36,842	$343,794
Rental revenue - cash basis (5)	$324,124	$4,281	$328,405	$2,049	$5,139	$19,522	$355,115

(1)	Properties previously included in the same property portfolio during the nine months ended September 30, 2014 that are now in the land bank include our 700 and 750 Gateway properties.

(2)
Other includes legal entities performing corporate level functions and properties that were sold during, or in between the comparative periods, which includes revenue and operating expenses relating to the 65 West Watkins Mill Road property, which was sold on September 24, 2015, and the 9911 Belward Campus Drive property, which was sold on December 9, 2014, and the King of Prussia property, which was sold on May 29, 2015.

(3)
During the nine months ended September 30, 2015 and 2014, we recorded lease termination revenue of approximately $19.3 million and $9.8 million, respectively. Lease termination revenue for the nine months ended September 30, 2015 primarily related to the early termination of Vertex Pharmaceuticals' leases at three of our properties in Cambridge, Massachusetts. Lease termination revenue for the nine months ended September 30, 2014 primarily related to the early termination of leases at our 4570 Executive Drive property. During the nine months ended September 30, 2014, we also recorded a prepayment fee of approximately $7.5 million, net of deferred loan fees write-offs, and $3.9 million of interest income related to the investment in our Construction Loan, which was fully repaid in May 2014 prior to maturity.

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

The following table provides a reconciliation of net operating income - cash basis to net income for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended
	September 30,			Percent
	2015	2014	Change	Change
Net operating income - cash basis	$321,290	$343,794	$(22,504)	(6.5)%
Adjustments to cash basis	13,056	4,101	8,955	218.4%
Net operating income	334,346	347,895	(13,549)	(3.9)%
Unallocated expense:
Depreciation and amortization expense	193,305	189,597	3,708	2.0%
General and administrative expense	38,486	37,153	1,333	3.6%
Executive severance	9,891	—	9,891	N/A
Acquisition-related expenses	2,284	2,871	(587)	(20.4)%
Income from operations	90,380	118,274	(27,894)	(23.6)%
Equity in net income of unconsolidated partnerships	534	585	(51)	(8.7)%
Interest expense, net	(61,938)	(73,356)	11,418	(15.6)%
Gain on sale of real estate	1,869	—	1,869	N/A
Impairment of real estate	(35,071)	—	(35,071)	N/A
Other income, net	95,675	11,338	84,337	743.8%
Net income	$91,449	$56,841	$34,608	60.9%

Net Operating Income. Net operating income decreased $13.5 million to $334.3 million for the nine months ended September 30, 2015 compared to $347.9 million for the nine months ended September 30, 2014. Excluding the impact of lease termination revenue for both periods, the interest income and prepayment fee related to our Construction Loan and the operating results of the 65 West Watkins Mill Road property, which was sold in September 2015 and 9911 Belward Campus Drive property, which was sold in December 2014, net operating income increased by $9.2 million. This net increase was primarily due to the following:

•
The acquisition of operating properties totaling 518,940 square feet in 2014 and operating properties totaling 169,000 square feet in the nine months ended September 30, 2015 contributed an additional $6.4 million in net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•
The placement of properties that were under development into service contributed an increase of $10.1 million in net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014;

•
The increase was partially offset by a decrease of $7.3 million in same property and previous same property net operating income for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to:

◦	The early terminations of two tenants occupying a total of 493,366 square feet at four of our properties located in Cambridge, Massachusetts during the nine months ended September 30, 2015; and

◦
The placement of properties that were previously included in the same property portfolio during the nine months ended September 30, 2014 into the land bank during the nine months ended September 30, 2015.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million to $193.3 million for the nine months ended September 30, 2015 compared to $189.6 million for the nine months ended September 30, 2014. The increase was primarily due to the acquisition of operating properties totaling 518,940 square feet with an acquisition date fair-value of $117.0 million in 2014, the acquisition of two operating properties totaling 169,000 square feet with an acquisition date fair-value of $100.1 million in 2015 and the placement of four properties totaling 913,349 square feet into service in 2015, partially offset by the sale of our 65 West Watkins Mill Road property in September 2015 and 9911 Belward Campus Drive property in December 2014.

General and Administrative Expenses. General and administrative expenses increased $1.3 million to $38.5 million for the nine months ended September 30, 2015 compared to $37.2 million for the nine months ended September 30, 2014. The increase was primarily due to professional fees incurred in connection with the proposed Mergers with affiliates of Blackstone Real Estate Partners VIII L.P., and higher staffing levels and compensation associated with our above-plan leasing and financial performance, partially offset by higher capitalized payroll related to increased development in 2015 and lower executive compensation due to cessation of employment of one of our executive officers in February 2015.

Executive Severance. Executive severance expense of $9.9 million for the nine months ended September 30, 2015 related to the cessation of employment of one of our executive officers in February 2015.
Interest Expense, Net. Interest cost incurred for the nine months ended September 30, 2015 totaled $83.6 million compared to $89.1 million for the nine months ended September 30, 2014. Total interest cost incurred decreased primarily as a result of the early repayment of the mortgage note secured by our Center for Life Science | Boston property in April 2014 and the exchange of the $180 million in aggregate principal amount of the Exchangeable Senior Notes for shares of common stock during 2014 and January 2015, partially offset by the issuance of our Notes due 2019 and the assumption of mortgages in our acquisitions of the 300 George Street and 100 College Street properties in April 2014. Interest expense, net decreased $11.5 million to $61.9 million for the nine months ended September 30, 2015, compared to $73.4 million for the nine months ended September 30, 2014 due to lower interest costs incurred and higher capitalized interest related to increased development in 2015.
Interest expense, net consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Mortgage notes payable	$18,694	$23,731
Amortization of debt premium on mortgage notes payable	(1,687)	(1,831)
Amortization of deferred interest costs	4,965	5,052
Derivative instruments	2,551	2,677
Unsecured senior term loans	5,105	5,572
Exchangeable senior notes	183	4,616
Unsecured senior notes	38,907	35,582
Amortization of debt discount on notes	1,074	858
Unsecured line of credit	6,054	5,981
Unsecured line of credit fees	1,365	1,494
Amortization of deferred loan fees	3,557	4,667
Amortization - put / call / preferred return	2,827	691
Interest cost incurred	83,595	89,090
Capitalized interest	(21,657)	(15,734)
Total interest expense, net	$61,938	$73,356

Gain on sale of real estate. Gain on sale of real estate of $1.9 million for the nine months ended September 30, 2015 related to the sale of the 65 West Watkins Mill Road property for $7.9 million in gross proceeds in September 2015.

Impairment of real estate. Impairment of real estate of $35.1 million for the nine months ended September 30, 2015 primarily related to our King of Prussia property which was sold in May 2015. The property had been placed under active redevelopment to be held for long-term operations. However, in May 2015, our strategy changed from actively redeveloping to selling with respect to this property as a result of market conditions, which dictated an earlier sale. In connection with the change in strategy in May

2015, we recognized a non-cash impairment loss of $32.3 million once the sale of the property became probable and the property was written down to its estimated fair value, less cost to sell. No gain or loss was recorded upon completion of the sale in May 2015. Additionally, we recognized a non-cash impairment loss of $2.8 million relating to another property that is no longer being developed, which reduced its carrying value to its estimated fair value, less costs to sell.

Other Income, net. Other income of $95.7 million for the nine months ended September 30, 2015 was primarily due to a $88.4 million gain from the sale of our investments in certain publicly-traded companies and an $11.4 million gain related to the collection of a note receivable that was previously fully reserved, partially offset by a $2.7 million other-than-temporary impairment primarily related to our cost method investments in a privately-held company and a $1.0 million income tax expense. Other income of $11.3 million for the nine months ended September 30, 2014 was primarily due to $12.8 million of gains and dividend income relating to investment securities, partially offset by a $1.3 million other-than-temporary impairment relating to our cost method investment in a privately-held company.

Cash Flows
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,
	2015	2014	Change
		(In thousands)
Net cash provided by operating activities	$206,543	$223,866	$(17,323)
Net cash used in investing activities	(403,560)	(270,680)	(132,880)
Net cash provided by financing activities	199,350	46,180	153,170
Ending cash and cash equivalents balance	48,675	33,864	14,811

Net cash provided by operating activities decreased $17.3 million to $206.5 million for the nine months ended September 30, 2015 compared to $223.9 million for the nine months ended September 30, 2014. The decrease primarily resulted from the sale of the 9911 Belward Campus Drive property in December 2014, the early termination of Vertex Pharmaceuticals' leases at three of our properties in Cambridge, Massachusetts in February 2015 and the timing of cash rent commencements on new leases.

Net cash used in investing activities increased $132.9 million to $403.6 million for the nine months ended September 30, 2015 compared to $270.7 million for the nine months ended September 30, 2014. The increase primarily resulted from higher acquisition activities and capital expenditures relating to our development projects during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, net of tax credit contributions received. The increase was partially offset by the decrease in draws on our notes receivable and Construction Loan, which was repaid in May 2014, cash proceeds from the sales of our King of Prussia and 65 West Watkins Mill Road properties in May 2015 and September 2015, respectively, and proceeds from sales of marketable securities during the nine months ended September 30, 2015.

For the nine months ended September 30, 2015, net cash provided by financing activities was $199.4 million compared to $46.2 million for the nine months ended September 30, 2014. Net cash provided by financing activities of $199.4 million during the nine months ended September 30, 2015 primarily resulted from a net draw on our line of credit, partially offset by dividends paid to common stockholders and distributions to noncontrolling interests. Net cash provided by financing activities of $46.2 million during the nine months ended September 30, 2014 primarily resulted from proceeds from the issuance of our Notes due 2019 and a net draw on our line of credit, partially offset by the early repayment of the mortgage note secured by our Center for Life Science | Boston property and payment of dividends to common stockholders and distributions to noncontrolling interests.

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
Our FFO and CFFO attributable to common shares and OP units and a reconciliation to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share and share data) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income attributable to the Company	$28,203	$15,960	$69,126	$53,429
Adjustments:
Gain on sale of real estate	(1,869)	—	(1,869)	—
Impairment of real estate	—	—	35,071	—
Noncontrolling interests in operating partnership (1)	734	429	1,804	1,464
Depreciation and amortization - unconsolidated partnerships	471	2,312	2,527	3,088
Depreciation and amortization - consolidated entities	64,953	64,452	193,305	189,597
Depreciation and amortization - allocable to noncontrolling interest of consolidated joint ventures	(593)	(699)	(2,178)	(1,739)
FFO attributable to common shares and units - basic	91,899	82,454	297,786	245,839
Interest expense on Exchangeable Senior Notes (2)	—	1,241	183	4,616
FFO attributable to common shares and units - diluted	91,899	83,695	297,969	250,455
Acquisition-related expenses	720	487	2,284	2,871
CFFO attributable to common shares and units - diluted	$92,619	$84,182	$300,253	$253,326
FFO per share - diluted	$0.44	$0.40	$1.42	$1.20
CFFO per share - diluted	$0.44	$0.40	$1.44	$1.21
Weighted-average common shares and units outstanding - diluted (2) (3)	209,144,827	208,649,141	209,115,535	208,723,924

(1)
Net income attributable to noncontrolling interests in the operating partnership is included in net income attributable to unit holders of the operating partnership as reflected in the consolidated financial statements of our operating partnership, included elsewhere herein.

(2)
Reflects interest expense adjustment of the Exchangeable Senior Notes based on the “if converted” method. The nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 include 393,631, 7,589,600 and 9,571,008 shares of common stock, respectively, potentially issuable pursuant to the exchange feature of the Exchangeable Senior Notes based on the “if converted” method.

(3)
The three months ended September 30, 2015 and 2014 include 1,343,243 and 1,484,648 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share. The nine months ended September 30, 2015 and 2014 include 1,396,350 and 1,501,559 shares of unvested restricted stock, respectively, which are considered anti-dilutive for purposes of calculating diluted earnings per share.

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

As discussed in Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein, the Merger Agreement contains provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund the Company’s and the operating partnership’s short and long-term liquidity requirements. Until the Mergers close, or the Merger Agreement is terminated, the Company’s and the operating partnership’s liquidity requirements will primarily be funded with net cash provided by operating activities and certain other capital activities allowed under the Merger Agreement. In particular, the Company and the operating partnership are subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition, disposition and leasing transactions, among other restrictions.
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
As of September 30, 2015, the Company owned an approximate 97.5% partnership interest and other limited partners, including some of our directors, executive officers and their affiliates, owned the remaining 2.5% partnership interest (including LTIP units) in the operating partnership. As the sole general partner of the operating partnership, BioMed Realty Trust, Inc. has the full, exclusive and complete responsibility for the operating partnership’s day-to-day management and control.
The liquidity of the Company is dependent on the operating partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders; under the terms of the Merger Agreement, the Company was permitted to pay one additional common stock dividend of $0.26 per share on October 15, 2015, but will not be permitted to pay common stock dividends for any quarter thereafter, subject to certain exceptions. The Company also guarantees some of the operating partnership’s debt, as discussed further in Note 5 of the Notes to Consolidated Financial Statements included elsewhere herein. If the operating partnership fails to fulfill certain of its debt requirements, which trigger the Company’s guarantee obligations, then the Company will be required to fulfill its cash payment commitments under such guarantees. However, the Company’s only significant asset is its investment in the operating partnership.
We believe the operating partnership’s sources of working capital, specifically its cash flow from operations, and borrowings available under its unsecured line of credit, are adequate for it to make its distribution payments to the Company and, in turn, for the Company to make its dividend payments to its stockholders (subject to the restrictions under the Merger Agreement described above). However, we cannot assure you that the operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including its ability to make distribution payments to the Company. The unavailability of capital could adversely affect the operating partnership’s ability to pay its distributions to the Company, which would in turn, adversely affect the Company’s ability to pay cash dividends to its stockholders.
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

The Company may, subject to the restrictions under the Merger Agreement, from time to time seek to repurchase or redeem the operating partnership’s outstanding debt, the Company’s shares of common stock or other securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
For the Company to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically the Company has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, the Company’s own stock. As a result of this distribution requirement, the operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. The Company may need to continue to raise capital in the equity markets to fund the operating partnership’s working capital needs, acquisitions and developments, subject to the restrictions under the Merger Agreement.

The Company is a well-known seasoned issuer with an effective shelf registration statement that allows the Company to register an unspecified amount of various classes of equity securities and the operating partnership to register an unspecified amount of various classes of debt securities. As circumstances warrant, the Company may, subject to the restrictions under the Merger Agreement, issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. When the Company receives proceeds from preferred or common equity issuances, it is required by the operating partnership’s partnership agreement to contribute the proceeds from its equity issuances to the operating partnership in exchange for preferred or common partnership units of the operating partnership. The operating partnership may use the proceeds to repay debt, to develop new or existing properties, to acquire properties or for general corporate purposes.
See the discussion above and in Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein regarding restrictions under the Merger Agreement to which the Company is subject.
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
The remaining principal payments due for our consolidated and our proportionate share of unconsolidated indebtedness (excluding debt premiums and discounts) as of September 30, 2015 were as follows (in thousands):

	2015	2016	2017	2018	2019	2020	Thereafter	Total
Consolidated indebtedness:
Principal Amortization	$2,620	$13,560	$9,796	$9,852	$5,724	$6,139	$29,332	$77,023
Maturity Payments	—	263,073	22,510	37,952	—	—	80,330	$403,865
Total mortgage notes payable	2,620	276,633	32,306	47,804	5,724	6,139	109,662	480,888

Unsecured line of credit	—	—	—	463,000	—	—	—	463,000
Term Loan due 2017 - U.S. dollar	—	—	243,596	—	—	—	—	243,596
Term Loan due 2017 - GBP (1)	—	—	151,530	—	—	—	—	151,530
Term Loan due 2018	—	—	—	350,000	—	—	—	350,000
Notes due 2016	—	400,000	—	—	—	—	—	400,000
Notes due 2019	—	—	—	—	400,000	—	—	400,000
Notes due 2020	—	—	—	—	—	250,000	—	250,000
Notes due 2022	—	—	—	—	—	—	250,000	250,000
Total consolidated indebtedness	2,620	676,633	427,432	860,804	405,724	256,139	359,662	2,989,014
Share of unconsolidated indebtedness:
Secured mortgage	—	—	1,431	—	—	—	—	1,431
Secured construction loan (2)	—	—	—	—	—	32,000	—	32,000
Total share of unconsolidated indebtedness	—	—	1,431	—	—	32,000	—	33,431
Total indebtedness	$2,620	$676,633	$428,863	$860,804	$405,724	$288,139	$359,662	$3,022,445

(1)	The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 at September 30, 2015.

(2)
In July 2015, a wholly-owned subsidiary of PREI I LLC refinanced its secured loan facility with previously outstanding borrowings of $139.0 million into a new secured loan with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

Certain of our mortgage loans include financial covenants which require us to maintain minimum levels of debt service coverage and a minimum amount of net worth. Management believes that we were in compliance with these covenants as of September 30, 2015.
During the nine months ended September 30, 2015, at the request of the holders that exercised their exchange right pursuant to the terms of the Exchangeable Senior Notes, our Parent Company issued 5,764,026 shares of its common stock in exchange for the remaining $95.7 million in aggregate principal amount of the Exchangeable Senior Notes.
During the nine months ended September 30, 2015, we received $90.4 million in proceeds from sales of investments in publicly-traded companies, resulting in a realized gain on sale of $68.6 million, net of allocation to a noncontrolling interest.
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
The credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 include certain restrictions and covenants relating to, among other things, overall leverage and unsecured leverage ratios, fixed charge coverage, unsecured debt service coverage, maximum amount of secured indebtedness and certain investment limitations. Management believes that we were in compliance with these covenants as of September 30, 2015.
The terms of the indentures governing the Notes due 2016, the Notes due 2019, the Notes due 2020 and the Notes due 2022 require compliance with various financial covenants, including limits on the amount of total leverage and secured debt maintained by us and which require us to maintain minimum levels of debt service coverage. Management believes that we were in compliance with these covenants as of September 30, 2015.
Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, construction obligations, renovations, expansions, capital commitments and other non-recurring capital expenditures that need to be made periodically, and the costs associated with acquisitions of properties that we pursue. At September 30, 2015, we had entered into construction contracts and lease agreements, with a remaining commitment totaling approximately $806.3 million related to tenant improvements, leasing commissions and construction-related capital expenditures.
We expect to satisfy our short-term liquidity requirements through our existing working capital and cash provided by our operations, the issuance of long-term secured and unsecured indebtedness, the issuance of additional equity or debt securities and the use of net proceeds from the disposition of non-strategic assets (subject to the restrictions under the Merger Agreement, discussed above and in Note 12 of the Notes to Consolidated Financial Statements included elsewhere herein). Our rental revenues, provided by our leases, generally provide cash inflows to meet our debt service obligations, pay general and administrative expenses, and fund regular distributions. We expect to satisfy our long-term liquidity requirements through our existing working capital, cash provided by operations, long-term secured and unsecured indebtedness and the issuance of additional equity or debt securities (subject to the restrictions under the Merger Agreement). We also expect to use funds available under our unsecured line of credit to finance acquisition and development activities and capital expenditures on an interim basis (subject to the restrictions under the Merger Agreement). We also expect to utilize tax credits, grants and other subsidies from time to time to fund development activities. In addition, we have an investment grade credit rating, which we believe will provide us with continued access to the unsecured debt markets, providing us with an additional source of long term financing (subject to the restrictions under the Merger Agreement).
BioMed Realty Trust, Inc.’s total capitalization at September 30, 2015 was approximately $7.2 billion and was comprised of the following (dollars in thousands):

	Shares/Units at	Aggregate Principal Amount or Dollar Value Equivalent	Percent of Total Capitalization
	September 30, 2015
Debt:
Mortgage notes payable (1)		$480,888	6.7%
Unsecured senior notes (1)		1,300,000	18.1%
Unsecured senior term loans (2)		745,126	10.4%
Unsecured line of credit		463,000	6.5%
Total debt		2,989,014	41.7%
Equity:
Common shares, operating partnership and LTIP units outstanding (3)	208,926,011	4,174,341	58.3%
Total equity		4,174,341	58.3%
Total capitalization		$7,163,355	100.0%

(1)	Amounts exclude unamortized debt premiums and unamortized debt discounts.

(2)
In August 2012, the operating partnership converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into British pounds sterling (“GBP”) equal to £100.0 million, which was designated as a net investment hedge to mitigate the risk of fluctuations in foreign currency exchange rates. $151.5 million of the principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 at September 30, 2015.

(3)
Aggregate amount based on the market closing price of the common stock of our Parent Company of $19.98 per share on the last trading day of the quarter. Limited partners who have been issued OP units have the right to require the operating partnership to redeem part or all of their OP units, which right with respect to LTIP units is subject to vesting and the satisfaction of other conditions. We may elect to redeem those OP units in exchange for shares of our Parent Company’s common stock on a one-for-one basis, subject to adjustment. At September 30, 2015, 203,527,787 of the outstanding OP units had been issued to our

Parent Company upon receipt of the net proceeds from the issuance of an equal number of shares of our Parent Company’s common stock.
Our organizational documents do not limit the amount of indebtedness that we may incur, and we may modify our financing strategy from time to time in light of current economic or market conditions including, but not limited to, the relative costs of debt and equity capital, market conditions for debt and equity securities and fluctuations in the market price of our Parent Company’s common stock (subject to the restrictions under the Merger Agreement). In addition, the terms of the indentures governing our Notes due 2016, Notes due 2019, Notes due 2020 and Notes due 2022, and the credit facilities governing our unsecured line of credit, Term Loan due 2017 and Term Loan due 2018 require compliance with various financial covenants and ratios, which are discussed in detail above and in Note 5 of the Notes to Consolidated Financial Statements contained elsewhere herein.
We may from time to time seek to repurchase or redeem our outstanding debt or OP units (including in connection with the repurchase or redemption of an equivalent number of shares of common stock by our Parent Company) or other securities, and our Parent Company may seek to repurchase or redeem its outstanding shares of common stock or other securities, in each case in open market purchases, privately negotiated transactions or otherwise (subject to the restrictions under the Merger Agreement). Such repurchases or redemptions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Off-Balance Sheet Arrangements
As of September 30, 2015, we had investments in the following unconsolidated partnerships: (1) BioPark Fremont, LLC, which owns a land parcel located in Baltimore; (2) McKellar Court limited partnership, which owns a single tenant occupied property located in San Diego; and (3) two limited liability companies with PREI, which own a portfolio of properties located in Cambridge, Massachusetts (see Note 8 of the Notes to Consolidated Financial Statements included elsewhere herein for more information).
BioPark Fremont, LLC is a VIE; however, we are not the primary beneficiary. We will receive 50% of the operating cash flows and 50% of the gains upon sale of the property. We account for our membership interest using the equity method. The assets of BioPark Fremont, LLC were $3.3 million and $3.1 million at September 30, 2015 and December 31, 2014, respectively. The liabilities of BioPark Fremont, LLC were $2.9 million at each of September 30, 2015 and December 31, 2014. Our equity in net loss of BioPark Fremont, LLC was $147,000 and $39,000 for the nine months ended September 30, 2015 and 2014, respectively.
The McKellar Court partnership is a VIE; however, we are not the primary beneficiary. The limited partner at McKellar Court is the only tenant in the property and will bear a disproportionate amount of any losses. We, as the general partner, will receive 22% of the operating cash flows and 75% of the gains upon sale of the property. We account for our general partner interest using the equity method. The assets of the McKellar Court partnership were $13.0 million and $13.4 million at September 30, 2015 and December 31, 2014, respectively. The liabilities were $10.8 million and $10.7 million at September 30, 2015 and December 31, 2014, respectively. Our equity in net income of the McKellar Court partnership was $724,000 and $686,000 for the nine months ended September 30, 2015 and 2014, respectively. In December 2009, we provided funding in the form of a promissory note to the McKellar Court partnership in the amount of $10.3 million, which matures at the earlier of (1) January 1, 2020, or (2) the day that the limited partner exercises an option to purchase our ownership interest. Interest-only payments on the promissory note are due monthly at a fixed rate of 8.15%, with the principal balance outstanding due at maturity.
PREI II LLC is a VIE; however, we are not the primary beneficiary. PREI will bear the majority of any losses incurred. PREI I LLC does not qualify as a VIE. In addition, consolidation is not required as we do not control the limited liability companies. In connection with the formation of the PREI joint ventures in April 2007, we contributed 20% of the initial capital. However, the amount of cash flow distributions that we receive may be more or less based on the nature of the circumstances underlying the cash distributions due to provisions in the operating agreements governing the distribution of funds to each member and the occurrence of extraordinary cash flow events. We account for our member interests using the equity method for both limited liability companies. The assets of the PREI joint ventures were $267.7 million and $268.2 million at September 30, 2015 and December 31, 2014, respectively, and the liabilities were $178.7 million and $147.5 million at September 30, 2015 and December 31, 2014, respectively. Our equity in net loss of the PREI joint ventures was $43,000 and $62,000 for the nine months ended September 30, 2015 and 2014, respectively.
We are the primary beneficiary in VIEs at the following properties in which a tenant has a purchase option, which are consolidated and reflected in our consolidated financial statements (in thousands):

	Earliest Purchase Option Exercise Price	Net Book Value	Projected Net Book Value at Earliest Purchase Option Exercise Date	Earliest Purchase Option Exercise Date
Property		September 30, 2015
Shady Grove Road	$302,800	$185,851	$185,851	Any time before December 1, 2015
300 George Street (1)	127,750	110,583	99,846	December 31, 2017
Nancy Ridge (2)	105,853	71,999	69,483	May 2, 2017
South Street Landing (3)	116,312	33,387	78,527	June 30, 2022
Other (4)	155,325	150,520	125,948	Various
Total	$808,040	$552,340	$559,655

(1)
Purchase option can be exercised on December 31 of each year beginning 2017 through 2031 and on April 30, 2032 with the purchase option exercise price ranging from $127.8 million to $159.7 million, plus adjustments for capital expenditures.

(2)
Includes 6114 - 6154 Nancy Ridge Drive and 6122 - 6126 Nancy Ridge Drive. Purchase option can be exercised on May 2 of 2017, 2022 and 2027, as well as upon transfer of control. The purchase option exercise price is determined based on a 7.9% capitalization rate on annualized monthly rent at exercise.

(3)
Includes purchase options by two tenants for their respective units. The purchase options can be exercised during the sixth year and after the twelfth year of the leases and may also be extended upon exercise of a renewal option. The purchase option exercise price is based on fair-market value at exercise with a combined floor price estimated at $116.3 million based on the total projected costs to develop the property, net of expected tax subsidies.

(4)
Includes 1701 / 1711 Research Boulevard, Gazelle Court, Faraday Avenue and a portion of Wake 60. The purchase options can be exercised at various times between 2016 and 2033 based on fixed-prices, pre-determined internal rate of returns or fair-market value at exercise.

At September 30, 2015 and December 31, 2014, we were also the primary beneficiary of VIEs at eleven and ten properties with tax credit structures, respectively, which are consolidated and reflected in our consolidated financial statements.
Our proportionate share of outstanding debt related to our unconsolidated partnerships is summarized below (dollars in thousands):

			Principal Amount(1)
Name	Ownership Percentage	Interest Rate(2)	September 30, 2015	December 31, 2014	Maturity Date
BioPark Fremont	50%	2.7%	$1,431	$1,401	May 1, 2017
PREI I LLC (3)	20%	3.1%	32,000	27,795	August 1, 2020
Total			$33,431	$29,196

(1)	Amount represents our proportionate share of the total outstanding indebtedness for each of the unconsolidated partnerships.

(2)	Effective or weighted-average interest rate of the outstanding indebtedness as of September 30, 2015.

(3)
Amount represents our proportionate share of a secured loan executed by a wholly-owned subsidiary of PREI I LLC with a principal amount of $160.0 million, an interest rate equal to LIBOR plus 140 basis points, and a maturity date of August 1, 2020 (with two options to extend the maturity date for one year each at its discretion after satisfying certain conditions and paying an extension fee).

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

While we most recently paid a dividend on shares of common stock at an annual dividend rate of $1.04 per share, the actual dividend payable in the future will be determined by our board of directors based upon the circumstances at the time of declaration and, as a result, the actual dividend payable in the future may vary from the current rate. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and general overall economic conditions and other factors (including being subject to the restrictions under the Merger Agreement).

The following table provides historical dividend information for our common stock for the prior two fiscal years and the nine months ended September 30, 2015, excluding a special dividend of $0.30 per share declared and paid during the fourth quarter 2014, reflecting a return to stockholders of a portion of the proceeds from the sale of our 9911 Belward Campus Drive property:

Quarter Ended	Date Declared	Date Paid	Dividend per Common Share
March 31, 2013	March 15, 2013	April 15, 2013	$0.235
June 30, 2013	June 14, 2013	July 15, 2013	0.235
September 30, 2013	September 16, 2013	October 15, 2013	0.235
December 31, 2013	December 12, 2013	January 15, 2014	0.250
March 31, 2014	March 17, 2014	April 15, 2014	0.250
June 30, 2014	June 16, 2014	July 15, 2014	0.250
September 30, 2014	September 16, 2014	October 15, 2014	0.250
December 31, 2014	December 15, 2014	January 15, 2015	0.260
March 31, 2015	March 16, 2015	April 15, 2015	0.260
June 30, 2015	June 15, 2015	July 15, 2015	0.260
September 30, 2015	September 15, 2015	October 15, 2015	0.260

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
Interest Rate Risk
As of September 30, 2015, our consolidated debt consisted of the following (dollars in thousands):

			Effective Interest
		Percent of	Rate at
	Principal Balance (1)	Total Debt	September 30, 2015
Fixed interest rate (2)	$1,678,819	56.1%	4.33%
Variable interest rate - hedged (3)	551,530	18.4%	2.21%
Variable interest rate - unhedged (4)	764,820	25.5%	1.50%
Total/weighted-average effective interest rate	$2,995,169	100.0%	3.22%

(1)	Principal balance includes only consolidated indebtedness.

(2)
Includes ten mortgage notes payable secured by certain of our properties (including unamortized premiums), our Notes due 2016 (including unamortized debt discount), our Notes due 2019 (including unamortized debt discount), our Notes due 2020 (including unamortized debt discount) and our Notes due 2022 (including unamortized debt discount).

(3)
Includes the hedged portions of our Term Loan due 2017 and Term Loan due 2018, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread. On August 2, 2012, we converted approximately $156.4 million of outstanding borrowings of the Term Loan due 2017 into GBP equal to £100.0 million. The principal balance represents the U.S. dollar amount based on the exchange rate of $1.52 to £1.00 at September 30, 2015. The stated effective rate for the variable interest hedged debt includes the impact of our interest rate swap agreements. We have entered into four U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2017 at a weighted-average interest rate of approximately 2.10% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. We have entered into two GBP interest rate swaps, which are intended to have the effect of initially fixing the interest rate on £100.0 million of the outstanding amount under our Term Loan due 2017 at approximately 2.14% for the remaining term of the Term Loan due 2017 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings. On September 25, 2013, we entered into three U.S. dollar interest rate swaps, which are intended to have the effect of initially fixing the interest rate on $200.0 million of the outstanding amount under our Term Loan due 2018 at a weighted-average interest rate of approximately 1.28% through October 1, 2016 (including applicable credit spreads for the underlying debt), subject to adjustment based on our credit ratings.

(4)
Includes one variable rate mortgage, the unhedged portions of our Term Loan due 2017 and Term Loan due 2018 and our unsecured line of credit, which bear interest at LIBOR-indexed variable interest rates, plus a credit spread.

To determine the fair-value of our outstanding consolidated indebtedness, we utilize quoted market prices to estimate the fair-value, when available. If quoted market prices are not available, we calculate the fair-value of our mortgage notes payable and other fixed-rate debt based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the notes’ collateral. In determining the current market rate for fixed-rate debt, a market credit spread is added to the quoted yields on federal government treasury securities with similar terms to debt. In determining the current market rate for variable-rate debt, a market credit spread is added to the current effective interest rate. At September 30, 2015, both the fair-value and carrying value of all fixed-rate debt was estimated to be $1.7 billion (including debt premiums and discounts). At September 30, 2015, both the fair-value and carrying value of all variable-rate debt was estimated to be $1.3 billion. We do not believe that the interest rate risk represented by our fixed-rate debt or the risk of changes in the credit spread related to our variable-rate debt was material as of September 30, 2015 in relation to total assets of $6.5 billion and equity market capitalization of $7.2 billion of BioMed Realty Trust, Inc.’s common stock and BioMed Realty, L.P.’s OP units.
Based on the unhedged outstanding balances of our unsecured line of credit, our Term Loan due 2017, our Term Loan due 2018 and our proportionate share of the outstanding balance of the PREI joint ventures’ secured construction loan at September 30, 2015, a 1.0% change in interest rates would change our interest costs by approximately $8.0 million per year. This amount was determined by considering the impact of hypothetical interest rates on our financial instruments. This analysis does not consider the effect of any change in overall economic activity that could occur in that environment. Further, in the event of a change of the magnitude discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.
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
Equity Price Risk

We have exposure to equity price market risk because of our equity investments in certain publicly-traded companies and privately-held entities. We classify investments in publicly-traded companies as “available for sale” and, consequently, record them on our condensed consolidated balance sheets at fair-value, with unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Investments in privately-held entities are generally accounted for under the cost method because we do not influence any of the operating or financial policies of the entities in which we invest. For all investments, we recognize other-than-temporary declines in value against earnings in the same period during which the decline in value was deemed to have occurred. There is no assurance that future declines in value will not have a material adverse impact on our future results of operations. A 10% decrease in the fair-value of our equity investments as of September 30, 2015, would equal approximately $8.1 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our subsidiary operating in the United Kingdom. The functional currency of our foreign subsidiary is GBP. Gains or losses resulting from the translation of our foreign subsidiary’s balance sheet and statement of income are included in other comprehensive income. Gains or losses will be reflected in our statements of income when there is a sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. For the three months ended September 30, 2015 and 2014, total revenues from properties outside the United States were $4.5 million and $6.5 million, respectively, which represented 2.6% and 3.8% of the Company's total revenues during the respective periods. For the nine months ended September 30, 2015 and 2014, total revenues from properties outside the United States were $13.1 million and $16.1 million, respectively, which represented 2.6% and 3.2% of our total revenues for the respective periods. Our net investment in properties outside the United States was $211.3 million and $200.2 million as of September 30, 2015 and December 31, 2014, respectively. On August 2, 2012, we converted a portion of the outstanding borrowings of our Term Loan due 2017 into GBP, which we designated as a net investment hedge to mitigate our risk to fluctuations in foreign currency exchange rates. As a result, our unhedged net investment in properties outside the United States was $59.8 million as of September 30, 2015.

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
There has been no change in BioMed Realty Trust, Inc.’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty Trust, Inc.’s internal control over financial reporting.
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
There has been no change in BioMed Realty, L.P.’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, BioMed Realty, L.P.’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Although we are involved in legal proceedings arising in the ordinary course of business, we are not currently a party to any legal proceedings nor is any legal proceeding threatened against us that we believe would have a material adverse effect on our financial position, results of operations or liquidity.
Following the announcement of the Merger Agreement, three purported class actions related to the proposed Mergers, Noon v. BioMed Realty Trust, Inc., et al., No. 24-C-15-005174, Lipovich v. Gold, et al., No. 24-C-15-005173 and Schwartz v. BioMed Realty Trust, Inc., et al., No. 24-C-15-005477, were filed in the Circuit Court of Maryland for Baltimore City, against us, Parent, Merger Sub I, Merger Sub II, the Sponsor, and the members of our board of directors, alleging, among other things, that our directors breached their fiduciary duties in connection with the Merger Agreement (including, but not limited to, various alleged breaches of duties of good faith, loyalty, due care and candor). The Lipovich complaint also names The Blackstone Group L.P. as a defendant. The lawsuits allege that our directors failed to take appropriate steps to maximize stockholder value, and claim that the Merger Agreement contains several deal protection provisions that are unnecessarily preclusive. The lawsuits further allege that we, Parent, Merger Sub I, Merger Sub II, the Sponsor, and, in the case of the Lipovich complaint, The Blackstone Group L.P., aided and abetted the purported breaches of fiduciary duties. The lawsuits seek a variety of equitable and injunctive relief, including enjoining defendants from completing the proposed Mergers, rescission of any consummated transaction, attorneys’ fees and expenses, and, in the case of the Noon complaint, unspecified damages. We believe the lawsuits are without merit and intend to defend vigorously against them.

ITEM 1A. RISK FACTORS
Our annual report on Form 10-K for the year ended December 31, 2014 includes detailed discussions of our risk factors under the heading "Part I, Item 1A. Risk Factors." Set forth below are certain changes from the risk factors previously disclosed in our annual report on Form 10-K, which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on October 7, 2015, as further described above. You should carefully consider the risk factors discussed in our annual report on Form 10-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.
Risks Related to the Mergers
There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.
The Mergers are currently expected to close during the first quarter of 2016, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement if the Mergers have not occurred by April 7, 2016. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or Parent may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed.
In addition, under the terms of the Merger Agreement, we may not declare or pay any future dividends (other than the regular quarterly dividend of $0.26 per share for the quarter ended September 30, 2015 which has already been declared on September 15, 2015 and paid on October 15, 2015 to stockholders of record at the close of business on September 30, 2015) to the holders of our common stock during the term of the Merger Agreement without the prior written consent of Parent, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common stock from receiving dividends that they might otherwise have received.
Failure to complete the Mergers in a timely manner or at all could negatively affect our stock price and future business and financial results.

There is no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
The pendency of the Mergers could adversely affect our business and operations.
In connection with the pending Mergers, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
We, Parent, Merger Sub I, Merger Sub II, the Sponsor, and the members of our board of directors have been named as defendants in two purported class action lawsuits (with The Blackstone Group L.P. named as a defendant in one of these lawsuits) challenging the Mergers and seeking, among other things, to enjoin the completion of the Mergers. Our stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Mergers.
We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Mergers may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Mergers, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty Trust, Inc.)
None.
Unregistered Sales of Equity Securities and Use of Proceeds (BioMed Realty L.P.)
During the three months ended September 30, 2015, our Parent Company issued 8,800 shares of its common stock (excluding the forfeiture of 48,987 shares of common stock over the same period) in connection with restricted stock awards under its incentive award plan for no cash consideration. For each share of common stock issued by our Parent Company in connection with such an award, the operating partnership issued a restricted operating partnership unit to our Parent Company, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. During the three months ended September 30, 2015, the operating partnership issued an aggregate of 8,800 restricted operating partnership units to our Parent Company, as required by the operating partnership’s partnership agreement (excluding the forfeiture of 48,987 shares of common stock over the same period).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
2.1	Agreement and Plan of Merger, dated as of October 7, 2015, by and among BioMed Realty Trust, Inc., BRE Edison Holdings L.P., BRE Edison L.P., BRE Edison Acquisition L.P. and BioMed Realty, L.P. (1)
3.1	Articles of Amendment of BioMed Realty Trust, Inc. (2)
3.2	Fourth Amended and Restated Bylaws of BioMed Realty Trust, Inc. (1)
10.1	Amendment Number 1 to BioMed Realty Trust, Inc. Severance Plan, dated August 26, 2015.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2015.
(2) Incorporated by reference to BioMed Realty Trust, Inc.'s and BioMed Realty, L.P.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

BIOMED REALTY TRUST, INC.		BIOMED REALTY, L.P.
By: BioMed Realty Trust, Inc.
Its general partner

/s/ ALAN D. GOLD		/s/ ALAN D. GOLD
Alan D. Gold		Alan D. Gold
Chairman of the Board, President and		Chairman of the Board, President and
Chief Executive Officer		Chief Executive Officer
(Principal Executive Officer)		(Principal Executive Officer)

/s/ GREG N. LUBUSHKIN		/s/ GREG N. LUBUSHKIN
Greg N. Lubushkin		Greg N. Lubushkin
Chief Financial Officer		Chief Financial Officer
(Principal Financial Officer)		(Principal Financial Officer)

Dated:	November 5, 2015	Dated:	November 5, 2015